Form 10-Q
period 2014-03-31
Franklin Financial Network Inc.
filed 2014-06-30
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-193951

FRANKLIN FINANCIAL NETWORK, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-8839445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 Columbia Avenue Franklin, Tennessee	37064
(Address of principal executive offices)	(Zip Code)

615-236-2265

(Registrant’s telephone number, including area code)

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, no par value per share, as of June 25, 2014, was 4,895,117.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date.

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on May 7, 2014 (“Form S-4”).

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$30,870	$18,217
Securities available for sale	291,513	268,515
Securities held to maturity (fair value 2014—$59,116 and
2013—$54,004)	60,337	56,575
Loans held for sale	11,232	10,694
Loans	451,905	421,304
Allowance for loan losses	(5,304)	(4,900)

Net loans	446,601	416,404

Restricted equity securities, at cost	3,032	3,032
Premises and equipment, net	5,375	4,138
Accrued interest receivable	2,515	2,396
Bank owned life insurance	8,292	8,232
Deferred tax asset	2,632	3,995
Foreclosed assets	—	181
Servicing rights, net	2,616	2,640
Mortgage banking derivative asset	417	464
Goodwill	157	157
Other assets	1,096	734

Total assets	$866,685	$796,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$62,431	$52,686
Interest bearing	677,203	628,614

Total deposits	739,634	681,300
Federal funds purchased and repurchase agreements	22,832	24,291
Federal Home Loan Bank advances	33,000	23,000
Accrued interest payable	283	222
Other liabilities	2,109	2,398

Total liabilities	797,858	731,211
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10,000	10,000
Common stock, no par value; 10,000,000 shares authorized; 4,862,778 and 4,862,875 issued at March 31, 2014 and December 31 2013, respectively	52,843	52,638
Retained earnings	8,562	7,058
Accumulated other comprehensive income (loss)	(2,578)	(4,533)

Total shareholders’ equity	68,827	65,163

Total liabilities and shareholders’ equity	$866,685	$796,374

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income and dividends
Loans, including fees	$5,918	$4,501
Securities:
Taxable	2,303	840
Tax-Exempt	20	14
Dividends on restricted equity securities	40	31
Federal funds sold and other	18	19

	8,299	5,405

Interest expense
Deposits	1,148	965
Federal funds purchased and repurchase agreements	27	7
Federal Home Loan Bank advances	29	19

	1,204	991

Net interest income	7,095	4,414
Provision for loan losses	385	50

Net interest income after provision for loan losses	6,710	4,364

Noninterest income
Service charges on deposit accounts	12	13
Other service charges and fees	236	291
Net gains on sale of loans	784	1,404
Loan servicing fees, net	12	(170)
Gain on sale of securities	8	50
Net gain (loss) on sale of foreclosed assets	33	(190)
Other	336	371

Total noninterest income	1,421	1,769

Noninterest expense
Salaries and employee benefits	3,545	3,205
Occupancy and equipment	786	656
FDIC assessment expense	119	60
Marketing	111	52
Professional fees	354	87
Other	577	525

Total noninterest expense	5,492	4,585

Income before income tax expense	2,639	1,548
Income tax expense	1,110	583

Net income	$1,529	$965

Dividends paid on Series A preferred stock	(25)	(33)

Net income available to common shareholders	$1,504	$932

Earnings per share:
Basic	$0.31	$0.26
Diluted	0.30	0.25

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,529	$965

Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	3,176	(106)
Reclassification adjustment for gains included in net income	(8)	(50)

Net unrealized gains (losses)	3,168	(156)
Tax effect	(1,213)	60

Total other comprehensive income (loss)	1,955	(96)

Comprehensive income	$3,484	$869

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$10,000	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options, 119 shares	—	1	—	—	1
Dividends paid on Series A preferred stock	—	—	(25)	—	(25)
Stock based compensation expense	—	204	—	—	204
Net income	—	—	1,529	—	1,529
Other comprehensive income	—	—	—	1,955	1,955

Balance at March 31, 2014	$10,000	$52,843	$8,562	$(2,578)	$68,827

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$1,529	$965
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	159	172
Net amortization of securities	556	1,297
Amortization of mortgage servicing right asset	215	337
Provision for loan losses	385	50
Origination of loans held for sale	(47,114)	(65,828)
Proceeds from sale of loans held for sale	47,216	68,749
Net gain on sale of loans	(784)	(1,404)
Gain on sale of available for sale securities	(8)	(50)
Income from bank owned life insurance	(60)	(69)
(Gain) loss on sale and write down of foreclosed assets	(33)	190
Stock-based compensation	204	67
Net change in:
Accrued interest receivable and other assets	(331)	293
Accrued interest payable and other liabilities	(228)	(206)

Net cash from operating activities	1,706	4,563
Cash flows from investing activities
Available for sale securities:
Sales	5,451	4,756
Purchases	(34,208)	(49,828)
Maturities, prepayments and calls	8,459	24,716
Held to maturity securities:
Purchases	(8,601)	(10,370)
Maturities, prepayments and calls	4,759	1,224
Net change in loans	(30,582)	(11,482)
Proceeds from sale of foreclosed assets	214	—
Purchases of premises and equipment, net	(1,396)	(222)

Net cash from investing activities	(55,904)	(41,206)
Cash flows from financing activities
Increase in deposits	58,334	21,375
(Decrease) increase in federal funds purchased and repurchase agreements	(1,459)	9,347
Proceeds from Federal Home Loan Bank advances	10,000	—
Proceeds from exercise of common stock warrants	—	30
Proceeds from exercise of common stock options	1	27
Dividends paid on preferred stock	(25)	(33)

Net cash from financing activities	66,851	30,746

Net change in cash and cash equivalents	12,653	(5,897)
Cash and cash equivalents at beginning of period	18,217	24,977

Cash and cash equivalents at end of period	$30,870	$19,080

Supplemental information:
Interest paid	$1,143	$1,086
Income taxes paid	1,230	674

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation: The accompanying unaudited consolidated financial statements of Franklin Financial Network, Inc., and its wholly owned subsidiaries, Franklin Synergy Bank (the “Bank”) and Banc Compliance Group, Inc. (collectively, the “Company”), have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the annual financial statements and notes.

NOTE 2 — SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. government sponsored entities and agencies	$16,042	$110	$(873)	$15,279
U.S. Treasury securities	5,000	—	—	5,000
Mortgage-backed securities: residential	274,648	1,704	(5,118)	271,234

Total	$295,690	$1,814	$(5,991)	$291,513

December 31, 2013
U.S. government sponsored entities and agencies	$16,029	$—	$(1,305)	$14,724
Mortgage-backed securities: residential	259,831	1,560	(7,600)	253,791

Total	$275,860	$1,560	$(8,905)	$268,515

The amortized cost and fair value of the held to maturity securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2014
U.S. government sponsored entities and agencies	$6,538	$34	$(297)	$6,275
Mortgage backed securities: residential	44,521	471	(1,350)	43,642
State and political subdivision	9,278	161	(240)	9,199

Total	$60,337	$666	$(1,887)	$59,116

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 2 — SECURITIES (Continued)

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
U.S. government sponsored entities and agencies	$8,225	$12	$(484)	$7,753
Mortgage backed securities: residential	39,043	293	(2,061)	37,275
State and political subdivision	9,307	89	(420)	8,976

Total	$56,575	$394	$(2,965)	$54,004

Sales of available for sale securities were as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds	$5,451	$4,756
Gross gains	24	79
Gross losses	(16)	(29)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2014
	Amortized Cost	Fair Value
Available for sale
Due in one year or less	$5,000	$5,000
Beyond ten years	16,042	15,279
Mortgage-backed securities: residential	274,648	271,234

Total	$295,690	$291,513

Held to maturity
One to five years	$1,681	$1,732
Five to ten years	1,106	1,092
Beyond ten years	13,029	12,650
Mortgage-backed securities: residential	44,521	43,642

Total	$60,337	$59,116

Securities pledged at March 31, 2014 and December 31, 2013 had a carrying amount of $315,433 and $194,925 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 2 — SECURITIES (Continued)

The following table summarizes the securities with unrealized losses at March 31, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Available for sale
U.S. government sponsored entities and agencies	$6,034	$(716)	$1,761	$(157)	$7,795	$(873)
Mortgage-backed securities: residential	165,412	(3,949)	19,461	(1,169)	184,873	(5,118)

Total available for sale	$171,446	$(4,665)	$21,222	$(1,326)	$192,668	$(5,991)

Held to maturity
U.S. government sponsored entities and agencies	$2,636	$(118)	$1,821	$(179)	$4,457	$(297)
Mortgage-backed securities: residential	25,145	(1,095)	3,959	(255)	29,104	(1,350)
State and political subdivisions	4,848	(193)	453	(47)	5,301	(240)

Total held to maturity	$32,629	$(1,406)	$6,233	$(481)	$38,862	$(1,887)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available for sale
U.S. government sponsored entities and agencies	$12,983	$(1,128)	$1,741	$(177)	$14,724	$(1,305)
Mortgage-backed securities: residential	168,817	(6,762)	11,721	(838)	180,538	(7,600)

Total available for sale	$181,800	$(7,890)	$13,462	$(1,015)	$195,262	$(8,905)

Held to maturity
U.S. government sponsored entities and agencies	$6,168	$(332)	$848	$(152)	$7,016	$(484)
Mortgage-backed securities: residential	19,952	(1,752)	4,042	(309)	23,994	(2,061)
State and political subdivisions	5,762	(342)	422	(78)	6,184	(420)

Total held to maturity	$31,882	$(2,426)	$5,312	$(539)	$37,194	$(2,965)

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 2 — SECURITIES (Continued)

Unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3 — LOANS

Loans at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Construction and land development	$127,399	$113,710
Commercial real estate:
Nonfarm, nonresidential	122,792	114,852
Other	11,777	10,350
Residential real estate:
Closed-end 1-4 family	98,539	98,615
Other	45,143	39,851
Commercial and industrial	39,843	36,397
Consumer and other	7,207	8,250

Subtotal	452,700	422,025

Deferred loan fees, net	(795)	(721)
Allowance for loan losses	(5,304)	(4,900)

Net loans	$446,601	$416,404

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3 — LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ending
March 31, 2014
Allowance for loan losses:
Beginning balance	$1,497	$1,566	$1,402	$337	$98	$4,900
Provision for loan losses	49	129	115	127	(35)	385
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	19	—	—	19

Total ending allowance balance	$1,546	$1,695	$1,536	$464	$63	$5,304

Three Months Ending
March 31, 2013
Allowance for loan losses:
Beginning balance	$1,342	$1,267	$893	$275	$206	$3,983
Provision for loan losses	47	(6)	11	8	(10)	50
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	30	—	—	30

Total ending allowance balance	$1,389	$1,261	$934	$283	$196	$4,063

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3 — LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$455	$93	$66	$—	$614
Collectively evaluated for impairment	1,546	1,240	1,443	398	63	4,690

Total ending allowance balance	$1,546	$1,695	$1,536	$464	$63	$5,304

Loans:
Individually evaluated for impairment	$—	$1,375	$1,226	$66	$—	$2,667
Collectively evaluated for impairment	127,399	133,194	142,456	39,777	7,207	450,033

Total ending loans balance	$127,399	$134,569	$143,682	$39,843	$7,207	$452,700

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$455	$93	$—	$—	$548
Collectively evaluated for impairment	1,497	1,111	1,309	337	98	4,352

Total ending allowance balance	$1,497	$1,566	$1,402	$337	$98	$4,900

Loans:
Individually evaluated for impairment	$—	$3,361	$1,262	$—	$—	$4,623
Collectively evaluated for impairment	113,710	121,841	137,204	36,397	8,250	417,402

Total ending loans balance	$113,710	$125,202	$138,466	$36,397	$8,250	$422,025

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3 — LOANS (Continued)

The following table presents information related to impaired loans by class of loans as of March 31, 2014 and December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2014
With no allowance recorded:
n/a	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	2,422	1,375	455
Residential real estate:
1-4 family	1,665	1,226	93
Commercial and industrial	66	66	66

Subtotal	4,153	2,667	614

Total	$4,153	$2,667	$614

December 31, 2013
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$1,986	$1,986	$—
Residential real estate:
1-4 family	36	36	—

Subtotal	2,022	2,022	—

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,480	$1,375	$455
Residential real estate:
1-4 family	1,687	1,226	93

Subtotal	4,167	2,601	548

Total	$6,189	$4,623	$548

The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2014 and 2013.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3 — LOANS (Continued)

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2014 and 2013:

Average Recorded Investment	March 31,
	2014	2013
With no allowance recorded:
Construction and land development	$—	$176
Commercial real estate:
Nonfarm, nonresidential	1,205	—
Residential real estate:
1-4 family	—	37

Subtotal	1,205	213

With an allowance recorded:
Construction and land development	—	75
Commercial real estate:
Nonfarm, nonresidential	1,375	1,375
Residential real estate:
1-4 family	1,226	1,226
Commercial and industrial	66	—

Subtotal	2,667	2,676

Total	$3,872	$2,889

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	Nonaccrual	Loans Past Due Over 90 Days
March 31, 2014
Commercial real estate:
Nonfarm, nonresidential	$1,375	$—
Residential real estate:
1-4 family	1,226	—

Total	$2,601	$—

December 31, 2013
Commercial real estate:
Nonfarm, nonresidential	$1,375	$—
Residential real estate:
1-4 family	1,226	—

Total	$2,601	$—

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3 — LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2014
Construction and land development	$441	$—	$—	$441	$126,958	$127,399
Commercial real estate:
Nonfarm, nonresidential	—	—	1,375	1,375	121,417	122,792
Other	—	—	—	—	11,777	11,777
Residential real estate:
1-4 family	1,075	—	1,226	2,301	96,238	98,539
Other	—	—	—	—	45,143	45,143
Commercial and industrial	—	—	—	—	39,843	39,843
Consumer and other	—	—	—	—	7,207	7,207

	$1,516	$—	$2,601	$4,117	$448,583	$452,700

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Construction and land development	$—	$—	$—	$—	$113,710	$113,710
Commercial real estate:
Nonfarm, nonresidential	1,985	—	1,375	3,360	111,492	114,852
Other	—	—	—	—	10,350	10,350
Residential real estate:
1-4 family	245	—	1,226	1,471	97,144	98,615
Other	—	—	—	—	39,851	39,851
Commercial and industrial	—	—	—	—	36,397	36,397
Consumer and other	—	—	—	—	8,250	8,250

	$2,230	$—	$2,601	$4,831	$417,194	$422,025

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial and commercial real estate loans as well as non-homogeneous residential real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3 — LOANS (Continued)

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Total
March 31, 2014
Construction and land development	$127,399	$—	$—	$127,399
Commercial real estate:
Nonfarm, nonresidential	120,866	—	1,926	122,792
Other	11,777	—	—	11,777
Residential real estate:
1-4 family	95,515	220	2,804	98,539
Other	45,143	—	—	45,143
Commercial and industrial	39,777	—	66	39,843
Consumer and other	7,207	—	—	7,207

	$447,684	$220	$4,796	$452,700

	Pass	Special Mention	Substandard	Total
December 31, 2013
Construction and land development	$113,710	$—	$—	$113,710
Commercial real estate:
Nonfarm, nonresidential	110,938	—	3,914	114,852
Other	10,350	—	—	10,350
Residential real estate:
1-4 family	96,823	—	1,792	98,615
Other	39,851	—	—	39,851
Commercial and industrial	36,397	—	—	36,397
Consumer and other	8,250	—	—	8,250

	$416,319	$—	$5,706	$422,025

NOTE 4 — LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$359,204	$348,121
Other	4,996	5,088

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 4 — LOAN SERVICING (Continued)

The components of net loan servicing fees for the three months ending March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Loan servicing fees, net:
Loan servicing fees	$227	$167
Amortization of loan servicing fees	(215)	(337)
Impairment	—	—

Total	$12	$(170)

The fair value of servicing rights was estimated by management to be approximately $3,825 at March 31, 2014. Fair value for 2014 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.4%. At December 31, 2013, the fair value of servicing rights was estimated by management to be approximately $3,714. Fair value for 2013 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 8.8%.

The weighted average amortization period is 7.03 years. Estimated amortization expense for each of the next three years is:

2014	$372
2015	372
2016	372

NOTE 5 — SHARE-BASED PAYMENTS

In connection with the offering in 2007, the Company’s original shareholders received as part of their initial investment 131,250 warrants, one for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of November 26, 2007 and were exercisable in whole or in part up to five years following the date of issuance. All warrants issued in connection with the 2007 offering have expired. In connection with the most recent offering which was completed during 2010, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 3,000 warrants exercised during the three months ended March 31, 2013, for which the Company received cash proceeds of $30. The exercised warrants had an intrinsic value of $3 at the date of exercise. No warrants have been exercised during 2014. At March 31, 2014, there were 31,877 outstanding warrants associated with the 2010 offering.

In the event the Common Stock of the Company is to be registered under the Securities Act of 1933, as amended (the “Securities Act”), or is traded on a national securities exchange at $15.00 or more for forty-five (45) consecutive days, the Company may redeem the 2010 Warrants at any time thereafter with not less than thirty (30) days’ written notice to the holder of such 2010 Warrant, in whole or in part, at a redemption price of $1.00 per warrant; provided, however, that the holder of the 2010 Warrant may exercise the 2010 Warrant, in whole or in part, during such thirty (30) day period.

Stock Option Plan: The Company’s 2007 Stock Option Plan (stock option plan or the Plan), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. In April, 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 5 — SHARE-BASED PAYMENTS (Continued)

Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Employee, organizer and director awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a vesting period of 3 to 5 years and have a 10-year contractual term. The Company assigns discretion to its Board of Directors to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

During 2007, the Company granted 33,750 options to its organizers under the Plan. These options were granted in accordance with each organizer’s financial contribution to the Company during its organization period, and vested over a five year period. No service element was included in the criteria used for determining grant awards. Accordingly, these options are not being expensed as stock-based compensation.

During 2013, the Company granted employees the option to acquire common shares of the Company, plus a cash award, in exchange for existing vested options held by the employee. Options that were exchanged were surrendered and considered cancelled. As part of this exchange, a total of 166,448 options were cancelled in exchange for 32,814 shares of common stock and cash awards totaling $142.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected stock price volatility is based on historical volatilities of a peer group. The Company uses historical data to estimate option exercise and post-vesting termination behavior.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	March 31, 2014	March 31, 2013
Risk-free interest rate	2.48%	1.37%
Expected term	7.5 years	7.5 years
Expected stock price volatility	11.04%	12.63%
Dividend yield	0.43%	1.09%

The weighted average fair value of options granted for the three months ended March 31, 2014 and 2013 were $2.58 and $1.75, respectively.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 5 — SHARE-BASED PAYMENTS (Continued)

A summary of the activity in the stock option plans for the three months ended March 31, 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	946,644	$11.27	6.81	$1,635
Granted	1,500	13.50
Exercised	(119)	12.00
Forfeited, expired, or cancelled	(17,899)	11.75

Outstanding at period end	930,126	$11.27	6.53	$2,077

Vested or expected to vest	883,620	$11.27	6.53	$1,973
Exercisable at period end	553,644	$10.88	5.61	$1,450

As of March 31, 2014 there was $456 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan provides for the granting of restricted share awards and other performance related incentives. During 2013, the Company awarded 30,105 of restricted common shares to employees of the Company. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of 5 years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for nonvested restricted share awards for the three ended March 31, 2014 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	28,685	$13.00
Granted	—	—
Vested	(4,340)	13.00
Forfeited	(216)	13.00

Nonvested at March 31, 2014	24,129	$13.00

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2014 there was $261 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 6 — REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of March 31, 2014 and December 31, 2013 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Company Total Capital to risk weighted assets	$76,328	14.23%	$42,915	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$71,024	13.24%	$21,458	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$71,024	8.48%	$33,501	4.00%	N/A	N/A

Bank Total Capital to risk weighted assets	$75,703	14.12%	$42,899	8.00%	$53,624	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$70,399	13.13%	$21,450	4.00%	$32,174	6.00%
Bank Tier 1 (Core) Capital to average assets	$70,399	8.41%	$33,493	4.00%	$41,866	5.00%

December 31, 2013
Company Total Capital to risk weighted assets	$74,430	14.81%	$40,209	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$69,530	13.83%	$20,105	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$69,530	9.78%	$28,449	4.00%	N/A	N/A

Bank Total Capital to risk weighted assets	$73,305	14.59%	$40,192	8.00%	$50,239	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$68,405	13.62%	$20,096	4.00%	$30,144	6.00%
Tier 1 (Core) Capital to average assets	$68,405	9.62%	$28,455	4.00%	$35,569	5.00%

(1)	This only applies to the Bank.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 6 — REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2014, the Bank could, without prior approval of the applicable federal and state bank regulatory agencies, declared dividends of approximately $9,190 plus any 2014 net profits retained to the date of declaration.

NOTE 7 — FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of asset and liability:

Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7 — FAIR VALUE (Continued)

recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Foreclosed assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$15,279	$—
U.S. Treasury securities	5,000	—	—
Mortgage-backed securities - residential	—	271,234	—

Total securities available for sale	$5,000	$286,513	$—

Mortgage banking derivatives	$—	$417	$—

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$14,724	$—
Mortgage-backed securities - residential	—	253,791	—

Total securities available for sale	$—	$268,515	$—

Mortgage banking derivatives	$—	$464	$—

There were no transfers between level 1 and 2 during 2014 and 2013.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7 — FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Real estate:
Residential	$—	$—	$1,133
Commercial	—	—	920

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Real estate:
Residential	$—	$—	$1,133
Commercial	—	—	920

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,667, with a valuation allowance of $614 at March 31, 2014, resulting in $66 additional provision for loan losses for the three month period ending March 31, 2014. At December 31, 2013 impaired loans had a carrying amount of $2,601, with a valuation allowance of $548. For the three months ended March 31, 2013, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

There were no foreclosed assets as of March 31, 2014. Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $181 for the year ended December 31, 2013. There were no properties included in this amount that had required write-downs to fair value. Foreclosed assets measured at fair value less costs to sell were written down to fair value resulting in a write-down of $190 for the three month period ending March 31, 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Residential real estate	$1,133	Sales comparison	Adjustment for differences between comparable sales	3%-27%(16%)

Commercial real estate	$920	Sales comparison	Adjustment for differences between comparable sales	0%-16%(16%)

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7 — FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Residential real estate	$1,133	Sales comparison	Adjustment for differences between comparable sales	3%-27%(16%)

Commercial real estate	$920	Sales comparison	Adjustment for differences between comparable sales	0%-16%(16%)

The carrying amounts and estimated fair values of financial instruments, at March 31, 2014 and December 31, 2013 are as follows:

	Carrying Amount	Fair Value Measurements at March 31, 2014 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$30,870	$30,900	$—	$—	$30,900
Securities available for sale	291,513	5,000	286,500	—	291,500
Securities held to maturity	60,337	—	59,100	—	59,100
Loans held for sale	11,232	—	11,200	—	11,200
Net loans	446,601	—	—	445,000	445,000
Restricted equity securities	3,032	n/a	n/a	n/a	n/a
Servicing rights, net	2,616	—	3,800	—	3,800
Accrued interest receivable	2,515	—	1,165	1,350	2,515

Financial liabilities
Deposits	$739,634	$538,600	$202,450	$—	$741,050
Federal funds purchased and repurchase agreements	22,832	—	22,830	—	22,830
Federal Home Loan Bank advances	33,000	—	33,300	—	33,300
Accrued interest payable	283	17	266	—	283

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7 — FAIR VALUE (Continued)

	Carrying Amount	Fair Value Measurements at December 31, 2013 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,217	$18,200	$—	$—	$18,200
Securities available for sale	268,515	—	268,500	—	268,500
Securities held to maturity	56,575	—	54,000	—	54,000
Loans held for sale	10,694	—	10,700	—	10,700
Net loans	416,404	—	—	415,500	415,500
Restricted equity securities	3,032	n/a	n/a	n/a	n/a
Mortgage servicing rights	2,640	—	3,700	—	3,700
Accrued interest receivable	2,396	—	1,150	1,250	2,400

Financial liabilities
Deposits	$681,300	$480,000	$202,300	$—	$682,300
Federal funds purchased and repurchase agreements	24,291	—	24,300	—	24,300
Federal Home Loan Bank advances	23,000	—	23,000	—	23,000
Accrued interest payable	222	20	205	—	225

The methods and assumptions not previously described used to estimate fair value are described as follows:

(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(c) Restricted Equity Securities: It is not practical to determine the fair value of FHLB or Federal Reserve Bank stock due to restrictions placed on its transferability.

(d) Mortgage Servicing Rights: Fair value of mortgage servicing rights is based on valuation models that calculate the present value of estimated net cash flows based on industry market data. The valuation model incorporates assumptions that market participants would use in estimating future net cash flows resulting in a Level 2 classification.

(e) Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7 — FAIR VALUE (Continued)

(f) Federal Funds Purchased and Repurchase Agreements: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(g) Federal Home Loan Bank Advances: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(h) Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or Level 2 classification based on the asset/liability that they are associated with.

(i) Off-balance Sheet Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 8 — EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2014	2013
Basic
Net income available to common shareholders	$1,504	$932
Less: earnings allocated to participating securities	(9)	—

Net income allocated to common shareholders	$1,495	$932

Weighted average common shares outstanding including participating securities	4,862,674	3,624,241
Less: Participating securities	(28,476)	—

Average shares	4,834,198	3,624,241

Basic earnings per common share	$0.31	$0.26

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 8 — EARNINGS PER SHARE (Continued)

	Three Months Ended March 31,
	2014	2013
Diluted
Net income allocated to common shareholders	$1,495	$932

Weighted average common shares outstanding for basic earnings per common share	4,834,198	3,624,241
Add: Dilutive effects of assumed exercises of stock options	123,161	109,906
Add: Dilutive effects of assumed exercises of stock warrants	3,542	2,471

Average shares and dilutive potential common shares	4,960,901	3,736,618

Diluted earnings per common share	$0.30	$0.25

Stock options for 125,619 and 249,963 shares of common stock were not considered in computing diluted earnings per common share for the three month periods ending March 31, 2014 and 2013, because they were antidilutive.

NOTE 9 — SUBSEQUENT EVENT

Subsequent to March 31, 2014, the Company has declared cash dividends on preferred shares totaling $25.

NOTE 10 — MERGER AGREEMENT

On November 20, 2013 the Company entered into an “Agreement and Plan of Reorganization and Bank Merger” with MidSouth Bank, in which approximately 2.8 million shares of Company stock will be exchanged for 100% of MidSouth Bank’s common stock, preferred stock and warrants. The acquisition is subject to shareholder approval for both companies. The merger is expected to be effective July 1, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Form S-4, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. All amounts are in thousands, except per share data or unless otherwise indicated.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements. The critical accounting policies require our judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank (the “Bank”) and Banc Compliance Group, Inc., together referred to as the “Company.” The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All loans classified by management as substandard or worse are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history from the Bank’s peer group over the past three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Mortgage Servicing Rights

When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on market prices for comparable servicing contracts. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with loan servicing fees on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as loan servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against mortgage loan servicing fee income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2014 AND 2013

Overview

The Company reported $1,529 in net income for the three months ended March 31, 2014, compared to $965 for the three months ended March 31, 2013. After the payment of preferred dividends on the senior preferred stock issued to the United States Treasury pursuant to Small Business Lending Fund (“SBLF”), our net earnings available to common shareholders for the three months ended March 31, 2014 was $1,504 compared to $932 for the similar period in 2013. The primary reason for the increase in net earnings available to common shareholders for this quarter was increased interest income on loans and investment securities due to significant growth in each of these portfolios over the same period in 2013. This earnings growth was offset somewhat by an increase in salaries expense as well as costs related to the Company’s pending acquisition of MidSouth Bank in Rutherford County, Tennessee. These items totaled $3,545 and $197 for the three months eneded March 31, 2014, and represented an increase of $351 and $197, respectively, over the same period during 2013. These and other factors contributing to our earnings results for the periods indicated are discussed in more detail below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three months ended March 31, 2014, totaled $7,095 compared to $4,414 for the same period in 2013, an increase of $2,681 between the two periods. The increase was the result of a $2,894 increase in interest income due to growth in both the loan and investment securities portfolios, offset by a $213 increase in interest expense from increases in both interest-bearing deposits and borrowings.

Interest-earning assets averaged $810,338 during the three months ended March 31, 2014 compared to $572,312 for the same period in 2013, an increase of $238,026, or 41.6%. This increase was due primarily to growth between the periods in average loans of 42.9% and in investment securities of 48.7%. The yield on average interest-earning assets increased 28 basis points to 4.15% during the three month period ending March 31, 2014 compared to 3.83% for the same period in 2013. A decrease in the yield on average loans between these periods was more than offset by an increase in the yield on average securities available for sale between the two periods. The effect of the $238,026 increase in average interest-earning assets offset by declining yields on loans resulted in the $2,894 increase in interest income between the two quarters.

Interest-bearing liabilities averaged $704,977 during the three months ended March 31, 2014 compared to $490,531 for the same period in 2013, an increase of $214,446, or 43.7%. Total average interest-bearing deposits grew $193,161, including a $34,924 increase in average brokered CDs outstanding. Rapid growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $12,167 and average Federal funds purchased of $7,807. The cost of average interest-bearing liabilities decreased 13 basis points (“bps”) to 0.69% during the three months ended March 31, 2014, compared to 0.82% for 2013. This favorable decline was primarily due to decreases in the rates paid on money market accounts and time deposits, including a 75 bps decrease on the average yield on brokered deposits. The effect of the $193,161 increase in average interest-bearing liabilities, offset somewhat by the 13 bps decrease in cost of average interest-bearing liabilities, resulted in the $213 increase in interest expense between the two quarters.

The table below summarizes average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three-month periods ended March 31, 2014 and 2013:

Average Balances (7) — Yields & Rates

(dollars are in thousands)

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
ASSETS:
Loans (1)(6)	$445,583	$5,918	5.39%	$311,850	$4,501	5.85%
Securities available for sale (6)	276,619	1,928	2.83%	185,014	599	1.31%
Securities held to maturity	58,344	395	2.75%	40,264	255	2.57%
Federal funds sold and other (2)	29,792	58	0.79%	35,184	50	0.58%

TOTAL INTEREST EARNING ASSETS	$810,338	$8,299	4.15%	$572,312	$5,405	3.83%
Allowance for loan losses	(5,062)			(4,033)
All other assets	29,916			21,986

TOTAL ASSETS	$835,192			$590,265
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$210,039	$166	0.32%	$128,165	$112	0.35%
Money market	237,938	442	0.75%	216,609	476	0.89%
Savings	19,741	25	0.51%	10,949	14	0.52%
Time deposits	203,921	515	1.02%	122,755	363	1.20%
Federal Home Loan Bank advances	20,167	29	0.58%	8,000	19	0.96%
Federal funds purchased and other (3)	13,171	27	0.83%	4,053	7	0.70%

TOTAL INTEREST BEARING LIABILITIES	$704,977	$1,204	0.69%	$490,531	$991	0.82%
Demand deposits	59,754			46,010
Other liabilities	2,533			1,897
Total shareholders’ equity	67,928			51,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$835,192			$590,265
NET INTEREST SPREAD (4)			3.46%			3.01%
NET INTEREST INCOME		$7,095			$4,414
NET INTEREST MARGIN (5)			3.55%			3.13%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes Federal Funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

For the three months ended March 31, 2014 and 2013, our yield on available for sale securities was 2.83% and 1.31%, respectively. The primary driver for the increase was the slowing of prepayment amortization during the three months ended March 31, 2014, as compared to the same period during 2013. During the three months ended March 31, 2014, prepayment amortization of available for sale securities was $556, which represented a yield reduction of 82 basis points. During the three months ended March 31, 2013, prepayment amortization of available for sale securities was $1,212, which represented a yield reduction of 266 basis points.

The tables below detail the components of the changes in net interest income for the periods indicated. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2014 versus March 31, 2013
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$1,930	$(513)	$1,417
Securities available for sale	296	1,032	1,328
Securities held to maturity	115	26	141
Federal funds sold and other	(8)	16	8

TOTAL INTEREST INCOME	$2,333	$561	$2,894

INTEREST EXPENSE
Deposits
Interest checking	$72	$(18)	$54
Money market accounts	47	(81)	(34)
Savings	11	(0)	11
Time deposits	240	(88)	152
Federal Home Loan Bank advances	29	(19)	10
Other borrowed funds	16	4	20

TOTAL INTEREST EXPENSE	$415	$(202)	$213

NET INTEREST INCOME	$1,918	$763	$2,681

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

The provision for loan losses was $385 and $50 for the three-month periods ended March 31, 2014 and 2013, respectively. The higher provision in 2014 compared to 2013 is due primarily to higher loan growth during the three months ended March 31, 2014, compared to the same period in 2013. Nonperforming loans at March 31, 2014, totaled $2,601 compared to $2,675 at March 31, 2013, representing 0.6% and 0.6% of total loans, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2014 was $1,421 compared to $1,769 for the same period in 2013. This decrease was the result of the following components listed in the table below (in thousands):

	Three months ending March 31,		$ Increase (decrease)	% Increase (decrease)
	2014	2013
Service charges on deposit accounts	$12	$13	$(1)	(7.7%	)
Other service charges and fees	236	291	(55)	(18.9%	)
Net gains on sale of loans	784	1,404	(620)	(44.2%	)
Loan servicing fees, net	12	(170)	182	107.1%
Gain on sale of investment securities, net	8	50	(42)	(84.0%	)
Net gain (loss) on sale of foreclosed assets	33	(190)	223	(117.4%	)
Compliance consulting fees	165	146	19	13.0%
Other	171	225	(54)	(24.0%	)

Total non-interest income	$1,421	$1,769	$(348)	(19.7%	)

Other service charges and fees for the three months ending March 31, 2014, decreased $55, or 18.9% from the same period in 2013 due primarily to a decrease in fees associated with processing mortgage loan applications. The number of mortgage loan applications was lower during the period ending March 31, 2014, than the same period in 2013 due to a decrease in refinances.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and Small Business Administration (“SBA”) loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the three months ending March 31, 2014, were $784, a decrease of $620, or 44.2%, from the same period in 2013. The decrease was primarily due to unfavorable changes in the fair value of the mortgage banking derivatives and smaller differences between the carrying value of the loans sold and the selling price. Residential refinancing activity that began to surge during the second half of 2011 in response to historically low interest rates remained significant into 2013 but began to decrease in the second half of that year. There were no gains from the sale of SBA loans during three months ending March 31, 2014, compared to $46 for the same period during 2013.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of mortgage servicing rights. These mortgage servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the three months ending March 31, 2014, net loan servicing fees were $12 compared to ($170) for the three months ending March 31, 2013, The amortization of mortgage servicing rights exceeded the servicing fees earned during the three-month period ending March 31, 2013.

Net gain (loss) on foreclosed assets consists of gains or losses on the sale of OREO properties and other foreclosed assets and valuation adjustments against the carrying costs of foreclosed assets. For the three months ended March 31, 2014, there was a gain on the sale of OREO of $33 compared to a loss of $190 for the three months ended March 31, 2013.

Compliance consulting fees are from activities engaged by Banc Compliance Group, Inc., a wholly-owned subsidiary of FFN. These fees are consulting fees paid by banking institutions unaffiliated with the Company for the services provided by Banc Compliance Group. A growing client base has contributed to the growth in these fees during the periods presented.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2014 was $5,492 compared to $4,585 for the same period in 2013. This increase was the result of the following components listed in the table below (in thousands):

	Three-months ending March 31,		$ Increase (decrease)	% Increase (decrease)
	2014	2013
Salaries and employee benefits	$3,542	$3,191	$351	11.0%
Occupancy and equipment	796	656	140	21.3%
FDIC assessment expense	119	60	59	98.3%
Marketing	111	52	59	113.5%
Professional fees	354	87	267	306.9%
Other	570	539	31	5.8%

Total non-interest expense	$5,492	$4,585	$907	19.8%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth during this time. Two primary increases were in salaries and occupancy, as the bank has added one location and expanded its headquarters offices in downtown Franklin from one period to the next and increased staffing from 102 full-time equivalent employees as of March 31, 2013, to 116 as of March 31, 2014. The increased staffing is due not only to the new location but also to additional operational staff needed to handle the growth in loans and deposits. The increase in professional fees during the three months ending March 31, 2014, is primarily from fees associated with the “Agreement and Plan of Reorganization and Bank Merger” with MidSouth Bank. These costs totaled $197 during this period and included consulting fees with the Company’s financial advisor and various legal fees.

Income Tax Expense

We recognized an income tax expense for the three months ended March 31, 2014, of $1,110 representing an effective tax rate of 42.1%. Income tax expense for three months ended March 31, 2013 was $583, an effective tax rate of 37.7%. The increase in our effective tax rate for the three months ended March, 31 2014, resulted from unfavorable permanent differences arising from expenses associated with the pending merger with MidSouth Bank and from stock based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2014 AND DECEMBER 31, 2013

Overview

Our total assets increased by $70,311, or 8.8%, from December 31, 2013 to March 31, 2014. The increase in our total assets has primarily been the result of growth in the loan portfolio. In addition, a portion of the proceeds from a private placement stock offering in September 2013, were used to increase capital at the Bank and to support continued earnings growth at the Bank through purchases of investment securities and the funding of loans.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2014 and 2013, were $451,905 and $421,304, respectively, an increase of $30,601, or 7.3%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of experienced lending officers to our staff.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	March 31, 2014		December 31, 2013
	Amount	% of total	Amount	% of total
Real estate:
Residential	$143,682	31.7%	$138,466	32.8%
Construction and land development	127,399	28.2%	113,710	26.9%
Commercial	134,569	29.7%	125,202	29.7%
Commercial and Industrial	39,843	8.8%	36,397	8.6%
Consumer and other	7,207	1.6%	8,250	2.0%

Total loans — gross	452,700	100.0%	422,025	100.0%

Less: deferred loan fees, net	(795)		(721)
Less: allowance for loan losses	(5,304)		(4,900)

Total loans, net	$446,601		$416,404

As presented in the above table, gross loans increased 7.3% during the first three months of 2014. The Company experienced growth in real estate loans of 7.5% with the majority of the growth occurring in the construction and land development (12.0%) and commercial real estate (7.5%) segments. The Company also experienced growth of 9.5% in the commercial and industrial segment during the first three months of 2014.

Real estate loans comprised 89.6% of the loan portfolio at March 31, 2014. The largest portion of this portfolio as of March 31, 2014, was residential real estate loans, which totaled 35.4% of real estate loans. The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans increased 3.8% during the first three months of 2014.

Construction and land development loans totaled $127,399 at March 31, 2014, and comprised 31.4% of real estate loans and 28.2% of the total loan portfolio. Loans in this classification provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $134,569 at March 31, 2014, and comprised 33.2% of real estate loans and 28.2% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Commercial and industrial loans have been increasing steadily and comprised 8.8% of total loans at March 31, 2014. The commercial and industrial classification primarily consists of commercial loans to small businesses.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at March 31, 2014, excluding unearned net fees and costs.

Loan Maturity Schedule

	March 31, 2014
	One three months or less	Over one three months to five years	Over five Years	Total
Real estate:
Residential	$13,135	$71,212	$59,335	$143,682
Construction and land development	113,448	13,662	289	127,399
Commercial	15,159	69,298	50,112	134,569
Commercial and Industrial	12,979	21,257	5,607	39,843
Consumer and other	3,244	3,643	320	7,207

Total	$157,965	$179,072	$115,663	$452,700

Fixed interest rate	$94,201	$161,376	$70,324	$325,901
Variable interest rate	63,764	17,696	45,339	126,799

Total	$157,965	$179,072	$115,663	$452,700

The information presented in the above table is based upon the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity structure of the loan portfolio.

Allowance for Loan Losses

We maintain an allowance for loan losses that we believe is adequate to absorb the probable incurred losses inherent in our loan portfolio. The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs net of recoveries of prior period loan charge-offs. The level of the allowance is determined on a quarterly basis, although management is engaged in monitoring the adequacy of the allowance on a more frequent basis. In estimating the allowance balance, we consider such factors as:

our past loan experience;

the nature and volume of the portfolio;

risks known about specific borrowers;

underlying estimated values of collateral securing loans;

current and anticipated economic conditions; and

other factors which we believe affect the allowance for probable incurred losses

The allowance for loan losses consists of two primary components: (1) a specific component which relates to loans that are individually classified as impaired and (2) a general component which covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Company’s loss history and loss history from peer group over the past three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

The following loan portfolio segments have been identified: (1) Construction and land development loans, (2) Commercial real estate loans, (3) Residential real estate, (4) Commercial and industrial loans, and (5) Consumer and other loans. We evaluate the risks associated with these segments based upon specific characteristics associated with the loan segments. These risk characteristics include, but are not limited to, the value of the underlying collateral, adverse economic conditions, and the borrower’s cashflow. While the total allowance consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio.

At March 31, 2014, the allowance for loan losses was $5,304, compared to $4,900 at December 31, 2013. The allowance for loan losses as a percentage of total loans was 1.17% and 1.16% at March 31, 2014 and December 31, 2013, respectively. Loan growth during these periods is the primary reason for the increases in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Beginning balance	$4,900	$3,983
Loans charged-off:
Residential real estate	—	—
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loans charged-off	—	—
Recoveries on loans previously charged-off:
Residential real estate	19	30
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loan recoveries	19	30
Net recoveries (charge-offs)	19	30
Provision for loan losses charged to expense	385	50

Total allowance at end of period	$5,304	$4,063

Total loans, gross, at end of period (1)	$452,700	$311,599

Average gross loans (1)	$438,804	$301,042

Allowance to total loans	1.17%	1.30%

Net charge-offs to average loans	0.00%	0.00%

(1)	Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes our allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2014			December 31 2013
	Amount	% of allowance to total	% of loan type to total loans	Amount	% of allowance to total	% of loan type to total loans
Real estate loans:
Residential	$1,536	29.0%	31.7%	$1,402	28.6%	32.8%
Construction and land development	1,546	29.1%	28.2%	1,497	30.5%	26.9%
Commercial	1,695	32.0%	29.7%	1,566	32.0%	29.7%

Total real estate loans	4,777	90.1%	89.6%	4,465	91.1%	89.4%
Commercial loans	464	8.7%	8.8%	337	6.9%	8.6%
Consumer and other loans	63	1.2%	1.6%	98	2.0%	2.0%

Total	$5,304	100%	100%	$4,900	100%	100%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure). We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of March 31, 2014 totaled $2,601. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. We had no loans outstanding that were past due 90 days or more and still accruing interest at March 31, 2014.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2014	December 31, 2013
Non-accrual loans	$2,601	$2,601
Past due loans 90 days or more and still accruing interest	0	0

Total non-performing loans	2,601	2,601
Foreclosed real estate (“OREO”)	—	181

Total non-performing assets	2,601	2,782
Total non-performing loans as a percentage of total loans	0.6%	0.6%
Total non-performing assets as a percentage of total assets	0.3%	0.3%
Allowance for loan losses as a percentage of non-performing loans	204%	188%

As of March 31, 2014 the number of non-accrual loans totaled 6. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total amount	Percentage of total non- accrual loans	Number of non-accrual loans
Residential real estate	$1,051	40.4%	5
Construction & land development	—	—	—
Commercial real estate	1,375	52.9%	1
Commercial & industrial	—	—	—
Consumer	—	—	—

Total non-accrual loans	$2,601	100.0%	6

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide FFN with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to FFN and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $291,513 at March 31, 2014, compared to $268,515 at December 31, 2013, an increase of $22,998 or 8.6%.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $60,337 at March 31, 2014, compared to $56,575 at December 31, 2013, an increase of $3,762 or 6.6%.

The combined portfolios represented 40.6% and 40.8% of total assets at March 31, 2014, and December 31, 2013, respectively.

FFN also had other investments of $3,032 at both March 31, 2014, and December 31, 2013, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $5,375 at March 31, 2014 compared to $4,138 at December 31, 2013, an increase of $1,237 or 29.9%. This increase was primarily the result of leasehold improvements and furniture purchases related to an addition to the Company’s main office in downtown Franklin, Tennessee. We are also in the process of relocating two of our branches, which includes the buildout and furnishing of two newly leased offices. Both are expected to open in the summer of 2014.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At March 31, 2014, total deposits were $739,634, an increase of $58,334, or 8.6%, compared to $681,300 at December 31, 2013. Included in FFN’s funding strategy are brokered deposits. Total brokered deposits decreased from $40,401 at December 31, 2013 to $30,401 at March 31, 2014. The amount of time deposits excluding brokered deposits as of March 31, 2014, amounted to $170,631 compared to $161,560 as of December 31, 2013. The following table shows our time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

March 31, 2014
Three months or less	$6,825
Three through six months	8,958
Six through twelve months	24,204
Over twelve months	44,599

Total	$84,586

Federal Funds Purchased and Repurchase Agreements

As of March 31, 2014, the Company had federal funds purchased from correspondent banks totaling $19,641 compared to $20,825 outstanding as of December 31, 2013. Securities sold under agreements to repurchase had an outstanding balance of $3,191 as of March 31, 2014, compared to $3,466 as of December 31, 2013. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At March 31, 2014, advances totaled $33,000 compared to $23,000 as of December 31, 2013. At March 31, 2014, the scheduled maturities of these and advances and interest rates were as follows:

	Weighted Scheduled Maturities	Average Rates
2014	$14,000	0.48%
2015	2,000	0.70%
2016	—	—
2017	10,000	1.27%
2018	7,000	1.61%
Thereafter	—	—

Total	$33,000	0.97%

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of March 31, 2014, $291,513 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $60,337 of the portfolio was classified as held-for-sale and is reported at amortized cost. Approximately $315,433 of the total $351,850 investment securities portfolio on hand at March 31, 2014, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce our earnings from such activities.

Off Balance Sheet Arrangements

We generally do not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to our customers in the ordinary course of business. At March 31, 2014, the Company had unfunded loan commitments outstanding of $28,007, unused lines of credit of $137,900, and outstanding standby letters of credit of $5,369.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we adopt the new or revised standard at the time public companies adopt the new or revised standard. This election is irrevocable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.

Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Interest rate risk (sensitivity) management deals with the potential impact on earnings associated with changing interest rates using various rate change (shock) scenarios. The Company’s rate sensitivity position has an important impact on earnings. Senior management monitors the Company’s rate sensitivity position throughout each month, and then quarterly the Asset Liability Committee (ALCO) of the Bank meets to analyze the rate sensitivity position and other aspects of asset/liability management. These meetings cover the spread between the cost of funds (primarily time deposits) and interest yields generated primarily through loans and investments, rate shock analyses, liquidity and dependency positions, and other areas necessary for proper balance sheet management.

We believe interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 bps or decreasing 100, 200, 300 and 400 bps. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending March 31, 2015, net interest income was estimated to increase 0.21% and decrease 0.32% if rates were to increase 100 bps and 200 bps, respectively, and was estimated to decrease 1.93% and 12.81% in a 100 bps and 200 bps declining rate assumption, respectively. These results are in line with FFN’s guidelines for rate sensitivity. The following chart reflects our sensitivity to changes in interest rates as indicated as of March 31, 2014.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-400	$17,954	-$10,385	-36.64%
-300	20,859	-7,480	-26.40%
-200	24,709	-3,630	-12.81%
-100	27,791	-548	-1.93%
Base	28,339	0	0.00%
+100	28,398	60	0.21%
+200	28,249	-90	-0.32%
+300	27,902	-436	-1.54%
+400	27,538	-800	-2.82%

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, changes in the shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, changes in spreads between key market rates, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, these results do not include any management action that might be taken in responding to or anticipating changes in interest rates. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities, and product mix.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, the Company believes would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Form S-4.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 26, 2014, the Company issued 119 shares of common stock upon the exercise of stock options at an exercise price of $12.00 per share, for an aggregate purchase price of $1,428. Neither the exercise of the warrant nor its original issuance involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	To be filed by amendment as permitted by Rule 405 of Regulation S-T adopted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

June 30, 2014	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	To be filed by amendment as permitted by Rule 405 of Regulation S-T adopted by the Securities and Exchange Commission.