Form 10-Q
period 2014-06-30
Franklin Financial Network Inc.
filed 2014-08-14
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐    Yes  ☒    No

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 14, 2014, was 7,736,372.

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

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(Dollar amounts in thousands, except share and per share data)

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from financial institutions	$26,054	$18,217
Securities available for sale	263,971	268,515
Securities held to maturity (fair value 2014—$58,006 and 2013—$54,004)	58,636	56,575
Loans held for sale	16,075	10,694
Loans	485,589	421,304
Allowance for loan losses	(5,771)	(4,900)

Net loans	479,818	416,404

Restricted equity securities, at cost	3,777	3,032
Premises and equipment, net	5,817	4,138
Accrued interest receivable	2,499	2,396
Bank owned life insurance	8,352	8,232
Deferred tax asset	1,029	3,995
Foreclosed assets	1,150	181
Servicing rights, net	2,746	2,640
Mortgage banking derivative asset	530	464
Goodwill	157	157
Other assets	1,531	734

Total assets	$872,142	$796,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$69,969	$52,686
Interest bearing	677,355	628,614

Total deposits	747,324	681,300
Federal funds purchased and repurchase agreements	15,852	24,291
Federal Home Loan Bank advances	33,000	23,000
Accrued interest payable	374	222
Mortgage banking derivative liability	136	—
Other liabilities	1,257	2,398

Total liabilities	797,943	731,211
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10,000	10,000
Common stock, no par value; 10,000,000 shares authorized; 4,915,907 and 4,862,875 issued at June 30, 2014 and December 31 2013, respectively	53,225	52,638
Retained earnings	10,572	7,058
Accumulated other comprehensive income (loss)	402	(4,533)

Total shareholders’ equity	74,199	65,163

Total liabilities and shareholders’ equity	$872,142	$796,374

See accompany notes to condensed consolidated financial statements (unaudited).

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June, 30 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income and dividends
Loans, including fees	$6,380	$4,747	$12,298	$9,248
Securities:
Taxable	2,234	1,007	4,537	1,847
Tax-Exempt	20	14	40	28
Dividends on restricted equity securities	51	30	91	61
Federal funds sold and other	14	9	32	28

	8,699	5,807	16,998	11,212
Interest expense
Deposits	1,214	894	2,362	1,859
Federal funds purchased and repurchase agreements	57	36	84	43
Federal Home Loan Bank advances	80	19	109	38

	1,351	949	2,555	1,940
Net interest income	7,348	4,858	14,443	9,272
Provision for loan losses	440	182	825	232

Net interest income after provision for loan losses	6,908	4,676	13,618	9,040
Noninterest income
Service charges on deposit accounts	12	14	24	27
Other service charges and fees	313	301	549	592
Net gains on sale of loans	1,567	1,493	2,351	2,897
Loan servicing fees, net	88	(127)	100	(297)
Gain on sale of securities	63	28	71	78
Net gain (loss) on sale and write-down of foreclosed assets	(2)	(31)	31	(221)
Other	389	418	725	789

Total noninterest income	2,430	2,096	3,851	3,865
Noninterest expense
Salaries and employee benefits	3,805	3,282	7,350	6,487
Occupancy and equipment	1,009	668	1,795	1,324
FDIC assessment expense	120	93	239	153
Marketing	135	71	246	123
Professional fees	279	156	633	243
Other	730	582	1,307	1,107

Total noninterest expense	6,078	4,852	11,570	9,437
Income before income tax expense	3,260	1,920	5,899	3,468
Income tax expense	1,225	737	2,335	1,320

Net income	$2,035	$1,183	$3,564	$2,148
Dividends paid on Series A preferred stock	(25)	(25)	(50)	(58)

Net income available to common shareholders	$2,010	$1,158	$3,514	$2,090

Earnings per share:
Basic	$0.41	$0.32	$0.72	$0.57
Diluted	0.40	0.31	0.70	0.56

See accompany notes to condensed consolidated financial statements (unaudited).

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June, 30 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,035	$1,183	$3,564	$2,148
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	4,892	(4,851)	8,068	(4,957)
Reclassification adjustment for gains included in net income	(63)	(28)	(71)	(78)

Net unrealized gains (losses)	4,829	(4,879)	7,997	(5,035)

Tax effect	(1,849)	1,868	(3,062)	1,928

Total other comprehensive income (loss)	2,980	(3,011)	4,935	(3,107)

Comprehensive income (loss)	$5,015	$(1,828)	$8,499	$(959)

See accompany notes to condensed consolidated financial statements (unaudited).

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$10,000	$37,821	$2,606	$929	$51,356
Exercise of common stock warrants, 2,500 shares	—	30	—	—	30
Exercise of common stock options, 5,775 shares	—	58	—	—	58
Dividends paid on Series A preferred stock	—	—	(58)	—	(58)
Stock based compensation expense	—	146	—	—	146
Stock issued in conjunction with 401(k) employer match, 15,188 shares	—	229	—	—	229
Net income	—	—	2,148	—	2,148
Other comprehensive loss	—	—	—	(3,107)	(3,107)

Balance at June 30, 2013	$10,000	$38,284	$4,696	$(2,178)	$50,802

Balance at December 31, 2013	$10,000	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options, 119 shares	—	1	—	—	1
Dividends paid on Series A preferred stock	—	—	(50)	—	(50)
Stock based compensation expense	—	311	—	—	311
Stock issued in conjunction with 401(k) employer match, 20,345 shares	—	275	—	—	275
Net income	—	—	3,564	—	3,564
Other comprehensive income	—	—	—	4,935	4,935

Balance at June 30, 2014	$10,000	$53,225	$10,572	$402	$74,199

See accompany notes to condensed consolidated financial statements (unaudited).

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$3,564	$2,148
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	335	339
Net amortization of securities	1,127	2,481
Amortization of loan servicing right asset	363	665
Provision for loan losses	825	232
Origination of loans held for sale	(109,942)	(161,356)
Proceeds from sale of loans held for sale	106,443	165,707
Net gain on sale of loans	(2,351)	(2,897)
Gain on sale of available for sale securities	(71)	(78)
Income from bank owned life insurance	(120)	(138)
(Gain) loss on sale and write down of foreclosed assets	(31)	221
Stock-based compensation	311	146
Compensation expense related to common stock issued to 401(k) plan	275	229
Net change in:
Accrued interest receivable and other assets	(1,061)	450
Accrued interest payable and other liabilities	(853)	(110)

Net cash from operating activities	(1,186)	8,039
Cash flows from investing activities
Available for sale securities:
Sales	24,373	11,555
Purchases	(69,210)	(77,457)
Maturities, prepayments and calls	56,491	53,379
Held to maturity securities:
Purchases	(8,601)	(11,370)
Maturities, prepayments and calls	6,370	2,392
Net change in loans	(65,554)	(34,455)
Purchase of restricted equity securities	(745)	(204)
Proceeds from sale of foreclosed assets	377	—
Purchases of premises and equipment, net	(2,014)	(466)

Net cash from investing activities	(58,513)	(56,626)
Cash flows from financing activities
Increase in deposits	66,024	20,904
(Decrease) increase in federal funds purchased and repurchase agreements	(8,439)	15,562
Proceeds from Federal Home Loan Bank advances	10,000	5,000
Proceeds from exercise of common stock warrants	—	30
Proceeds from exercise of common stock options	1	58
Dividends paid on preferred stock	(50)	(58)

Net cash from financing activities	67,536	41,496

Net change in cash and cash equivalents	7,837	(7,091)
Cash and cash equivalents at beginning of period	18,217	24,977

Cash and cash equivalents at end of period	$26,054	$17,886

Supplemental information:
Interest paid	$2,403	$2,027
Income taxes paid	3,470	1,874
Non-cash supplemental information:
Transfers from loans to foreclosed assets	$1,315	$—

See accompany notes to condensed consolidated financial statements (unaudited).

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Network, Inc., and its wholly owned subsidiaries, Franklin Synergy Bank and Banc Compliance Group, Inc. (collectively, the “Company”), have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 15, 2014.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. government sponsored entities and agencies	$12,325	$183	$(595)	$11,913
Mortgage-backed securities: residential	250,995	3,636	(2,573)	252,058

Total	$263,320	$3,819	$(3,168)	$263,971

December 31, 2013
U.S. government sponsored entities and agencies	$16,029	$—	$(1,305)	$14,724
Mortgage-backed securities: residential	259,831	1,560	(7,600)	253,791

Total	$275,860	$1,560	$(8,905)	$268,515

The amortized cost and fair value of the held to maturity securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
U.S. government sponsored entities and agencies	$6,542	$112	$(182)	$6,472
Mortgage backed securities: residential	42,843	403	(1,096)	42,150
State and political subdivision	9,251	266	(133)	9,384

Total	$58,636	$781	$(1,411)	$58,006

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 2—SECURITIES (Continued)

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
U.S. government sponsored entities and agencies	$8,225	$12	$(484)	$7,753
Mortgage backed securities: residential	39,043	293	(2,061)	37,275
State and political subdivision	9,307	89	(420)	8,976

Total	$56,575	$394	$(2,965)	$54,004

Sales of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds	$18,922	$6,799	$24,373	$11,555
Gross gains	201	63	225	141
Gross losses	(138)	(35)	(154)	(63)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2014
	Amortized Cost	Fair Value
Available for sale
Beyond ten years	$12,325	$11,913
Mortgage-backed securities: residential	250,995	252,058

Total	$263,320	$263,971

Held to maturity
Due in one year or less	$251	$253
One to five years	1,426	1,487
Five to ten years	1,106	1,115
Beyond ten years	13,010	13,001
Mortgage-backed securities: residential	42,843	42,150

Total	$58,636	$58,006

Securities pledged at June 30, 2014 and December 31, 2013 had a carrying amount of $309,751 and $194,925 and were pledged to secure public deposits and repurchase agreements.

At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 2—SECURITIES (Continued)

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Available for sale
U.S. government sponsored entities and agencies	$—	$—	$8,015	$(595)	$8,015	$(595)
Mortgage-backed securities: residential	26,178	(736)	54,096	(1,837)	80,274	(2,573)

Total available for sale	$26,178	$(736)	$62,111	$(2,432)	$88,289	$(3,168)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,818	$(182)	$2,818	$(182)
Mortgage-backed securities: residential	11,678	(606)	11,249	(490)	22,927	(1,096)
State and political subdivisions	511	(1)	4,202	(132)	4,713	(133)

Total held to maturity	$12,189	$(607)	$18,269	$(804)	$30,458	$(1,411)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available for sale
U.S. government sponsored entities and agencies	$12,983	$(1,128)	$1,741	$(177)	$14,724	$(1,305)
Mortgage-backed securities: residential	168,817	(6,762)	11,721	(838)	180,538	(7,600)

Total available for sale	$181,800	$(7,890)	$13,462	$(1,015)	$195,262	$(8,905)

	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$6,168	$(332)	$848	$(152)	$7,016	$(484)
Mortgage-backed securities: residential	19,952	(1,752)	4,042	(309)	23,994	(2,061)
State and political subdivisions	5,762	(342)	422	(78)	6,184	(420)

Total held to maturity	$31,882	$(2,426)	$5,312	$(539)	$37,194	$(2,965)

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 2—SECURITIES (Continued)

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

NOTE 3—LOANS

Loans at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Construction and land development	$138,029	$113,710
Commercial real estate:
Nonfarm, nonresidential	132,486	114,852
Other	14,459	10,350
Residential real estate:
Closed-end 1-4 family	97,019	98,615
Other	52,675	39,851
Commercial and industrial	45,195	36,397
Consumer and other	6,487	8,250

Subtotal	486,350	422,025
Deferred loan fees, net	(761)	(721)
Allowance for loan losses	(5,771)	(4,900)

Net loans	$479,818	$416,404

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ending June 30, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ending
June 30, 2014
Allowance for loan losses:
Beginning balance	$1,546	$1,695	$1,536	$464	$63	$5,304
Provision for loan losses	250	159	(3)	44	(10)	440
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	27	—	—	27

Total ending allowance balance	$1,796	$1,854	$1,560	$508	$53	$5,771

Three Months Ending
June 30, 2013
Allowance for loan losses:
Beginning balance	$1,389	$1,261	$934	$283	$196	$4,063
Provision for loan losses	57	(60)	344	(49)	(110)	182
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	34	—	—	34

Total ending allowance balance	$1,446	$1,201	$1,312	$234	$86	$4,279

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

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six month periods ending June 30, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ending
June 30, 2014
Allowance for loan losses:
Beginning balance	$1,497	$1,566	$1,402	$337	$98	$4,900
Provision for loan losses	299	288	112	171	(45)	825
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	46	—	—	46

Total ending allowance balance	$1,796	$1,854	$1,560	$508	$53	$5,771

Six Months Ending
June 30, 2013
Allowance for loan losses:
Beginning balance	$1,342	$1,267	$893	$275	$206	$3,983
Provision for loan losses	104	(66)	355	(41)	(120)	232
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	64	—	—	64

Total ending allowance balance	$1,446	$1,201	$1,312	$234	$86	$4,279

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$455	$—	$46	$—	$501
Collectively evaluated for impairment	1,796	1,399	1,560	462	53	5,270

Total ending allowance balance	$1,796	$1,854	$1,560	$508	$53	$5,771

Loans:
Individually evaluated for impairment	$—	$1,375	$—	$66	$—	$1,441
Collectively evaluated for impairment	138,029	145,570	149,694	45,129	6,487	484,909

Total ending loans balance	$138,029	$146,945	$149,694	$45,195	$6,487	$486,350

December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$455	$93	$—	$—	$548
Collectively evaluated for impairment	1,497	1,111	1,309	337	98	4,352

Total ending allowance balance	$1,497	$1,566	$1,402	$337	$98	$4,900

Loans:
Individually evaluated for impairment	$—	$3,361	$1,262	$—	$—	$4,623
Collectively evaluated for impairment	113,710	121,841	137,204	36,397	8,250	417,402

Total ending loans balance	$113,710	$125,202	$138,466	$36,397	$8,250	$422,025

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

The following table presents information related to impaired loans by class of loans as of June 30, 2014 and December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2014
With no allowance recorded:
n/a	$—	$—	$—
With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	2,422	1,375	455
Commercial and industrial	66	66	46

Subtotal	2,488	1,441	501

Total	$2,488	$1,441	$501

December 31, 2013
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$1,986	$1,986	$—
Residential real estate:
1-4 family	36	36	—

Subtotal	2,022	2,022	—

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,480	$1,375	$455
Residential real estate:
1-4 family	1,687	1,226	93

Subtotal	4,167	2,601	548

Total	$6,189	$4,623	$548

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

The following table presents the average recorded investment of impaired loans by class of loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2014	2013	2014	2013
With no allowance recorded:
Construction and land development	$—	$176	$—	$176
Commercial real estate:
Nonfarm, nonresidential	—	—	603	—
Residential real estate:
1-4 family	—	37	—	37

Subtotal	—	213	603	213

With an allowance recorded:
Construction and land development	—	$74	—	73
Commercial real estate:
Nonfarm, nonresidential	1,375	1,375	1,375	1,375
Residential real estate:
1-4 family	229	1,226	725	1,226
Commercial and industrial	66	—	66	—

Subtotal	1,670	2,675	2,166	2,674

Total	$1,670	$2,888	$2,769	$2,887

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2014 and 2013.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	Nonaccrual	Loans Past Due Over 90 Days
June 30, 2014
Commercial real estate:
Nonfarm, nonresidential	$1,375	$—
Residential real estate:
1-4 family	—	219
Commercial and industrial	25	41

Total	$1,400	$260

December 31, 2013
Commercial real estate:
Nonfarm, nonresidential	$1,375	$—
Residential real estate:
1-4 family	1,226	—

Total	$2,601	$—

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans:

			Greater
	30-59	60-89	Than		Loans
	Days	Days	89 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2014
Construction and land development	$—	$—	$—	$—	$138,029	$138,029
Commercial real estate:
Nonfarm, nonresidential	760	—	1,375	2,135	130,351	132,486
Other	—	—	—	—	14,459	14,459
Residential real estate:
1-4 family	646	1,547	219	2,412	94,607	97,019
Other	—	—	—	—	52,675	52,675
Commercial and industrial	39	—	66	105	45,090	45,195
Consumer and other	—	—	—	—	6,487	6,487

	$1,445	$1,547	$1,660	$4,652	$481,698	$486,350

			Greater
	30-59	60-89	Than		Loans
	Days	Days	89 Days	Total	Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2013
Construction and land development	$—	$—	$—	$—	$113,710	$113,710
Commercial real estate:
Nonfarm, nonresidential	1,985	—	1,375	3,360	111,492	114,852
Other	—	—	—	—	10,350	10,350
Residential real estate:
1-4 family	245	—	1,226	1,471	97,144	98,615
Other	—	—	—	—	39,851	39,851
Commercial and industrial	—	—	—	—	36,397	36,397
Consumer and other	—	—	—	—	8,250	8,250

	$2,230	$—	$2,601	$4,831	$417,194	$422,025

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

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 3—LOANS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Total
June 30, 2014
Construction and land development	$138,029	$—	$—	$138,029
Commercial real estate:
Nonfarm, nonresidential	130,562	—	1,924	132,486
Other	14,459	—	—	14,459
Residential real estate:
1-4 family	95,169	219	1,631	97,019
Other	52,675	—	—	52,675
Commercial and industrial	45,129	—	66	45,195
Consumer and other	6,487	—	—	6,487

	$482,510	$219	$3,621	$486,350

	Pass	Special Mention	Substandard	Total
December 31, 2013
Construction and land development	$113,710	$—	$—	$113,710
Commercial real estate:
Nonfarm, nonresidential	110,938	—	3,914	114,852
Other	10,350	—	—	10,350
Residential real estate:
1-4 family	96,823	—	1,792	98,615
Other	39,851	—	—	39,851
Commercial and industrial	36,397	—	—	36,397
Consumer and other	8,250	—	—	8,250

	$416,319	$—	$5,706	$422,025

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$376,224	$348,121
Other	4,922	5,088

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 4—LOAN SERVICING (Continued)

The components of net loan servicing fees for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loan servicing fees, net:
Loan servicing fees	$236	$201	$463	$368
Amortization of loan servicing fees	(148)	(328)	(363)	(665)
Impairment	—	—	—	—

Total	$88	$(127)	$100	$(297)

The fair value of servicing rights was estimated by management to be approximately $3,814 at June 30, 2014. Fair value for 2014 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.5%. At December 31, 2013, the fair value of servicing rights was estimated by management to be approximately $3,714. Fair value for 2013 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 8.8%.

The weighted average amortization period is 6.73 years. Estimated amortization expense for each of the next three years is:

2014	$408
2015	408
2016	408

NOTE 5—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 2,500 warrants exercised during the six months ended June 30, 2013, for which the Company received cash proceeds of $30. The exercised warrants had an intrinsic value of $3 at the date of exercise. No warrants have been exercised during 2014. At June 30, 2014, there were 31,877 outstanding warrants associated with the 2010 offering.

In the event the common stock of the Company is to be registered under the Securities Act or is traded on a national securities exchange at $15.00 or more for forty-five (45) consecutive days, the Company may redeem the 2010 warrants at any time thereafter with not less than thirty (30) days’ written notice to the holder of such 2010 warrant, in whole or in part, at a redemption price of $1.00 per warrant; provided, however, that the holder of the 2010 warrant may exercise the 2010 warrant, in whole or in part, during such thirty (30) day period.

Stock Option Plan: The Company’s 2007 Stock Option Plan (stock option plan or the Plan), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. In June 2014, shareholders approved to amend the Plan to increase the number of authorized shares to 2,000,000.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 5—SHARE-BASED PAYMENTS (Continued)

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

During 2007, the Company granted 33,750 options to its organizers under the Plan. These options were granted in accordance with each organizer’s financial contribution to the Company during its organization period, and will vest over a five year period. No service element was included in the criteria used for determining grant awards. Accordingly, these options are not being expensed as stock-based compensation.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	June 30, 2014	June 30, 2013
Risk-free interest rate	2.24%	1.62%
Expected term	7.5 years	7.5 years
Expected stock price volatility	11.04%	12.63%
Dividend yield	0.44%	0.99%

The weighted average fair value of options granted for the six months ended June 30, 2014 and 2013 were $2.44 and $1.91, respectively.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 5—SHARE-BASED PAYMENTS (Continued)

A summary of the activity in the stock option plans for the six months ended June 30, 2014 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	946,644	$11.27	6.81	$1,635
Granted	126,180	13.50
Exercised	(119)	12.00
Forfeited, expired, or cancelled	(18,708)	11.78

Outstanding at period end	1,053,997	$11.53	6.69	$2,076

Vested or expected to vest	1,001,297	$11.53	6.69	$1,972
Exercisable at period end	658,718	$11.03	5.63	$1,630

As of June 30, 2014, there was $675 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan provides for the granting of restricted share awards and other performance related incentives. During 2013, the Company awarded 30,105 restricted common shares to employees of the Company. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of 5 years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for nonvested restricted share awards for the six months ended June 30, 2014 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	28,685	$13.00
Granted	32,784	13.50
Vested	(9,166)	13.00
Forfeited	(216)	13.00

Nonvested at June 30, 2014	52,087	$13.31

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2014, there was $685 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.44 years.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 6—REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of June 30, 2014 and December 31, 2013 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Company Total Capital to risk weighted assets	$78,896	13.88%	$45,489	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$73,125	12.86%	$22,744	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$73,125	8.39%	$34,863	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$78,449	13.80%	$45,471	8.00%	$56,839	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$72,678	12.79%	$22,736	4.00%	$34,103	6.00%
Bank Tier 1 (Core) Capital to average assets	$72,678	8.34%	$34,849	4.00%	$43,561	5.00%
December 31, 2013
Company Total Capital to risk weighted assets	$74,430	14.81%	$40,209	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$69,530	13.83%	$20,105	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$69,530	9.78%	$28,449	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$73,305	14.59%	$40,192	8.00%	$50,239	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$68,405	13.62%	$20,096	4.00%	$30,144	6.00%
Tier 1 (Core) Capital to average assets	$68,405	9.62%	$28,455	4.00%	$35,569	5.00%

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 6—REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2014 the Bank could declare, without prior approval, dividends of approximately $9,190 plus any 2014 net profits retained to the date of declaration.

NOTE 7—FAIR VALUE

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Appraisals for impaired loans are generally obtained annually but may be obtained more frequently based on changing circumstances as part of the aforementioned quarterly evaluation.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7—FAIR VALUE (Continued)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$11,913	$—
Mortgage-backed securities—residential	—	252,058	—

Total securities available for sale	$—	$263,971	$—

Mortgage banking derivatives	$—	$530	$—

Financial Liabilities
Mortgage banking derivatives	$—	$136	$—

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$14,724	$—
Mortgage-backed securities—residential	—	253,791	—

Total securities available for sale	$—	$268,515	$—

Mortgage banking derivatives	$—	$464	$—

There were no transfers between level 1 and 2 during 2014 and 2013.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7—FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Real estate:
Commercial	$—	$—	$920
Commercial and industrial	—	—	20

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Real estate:
Residential	$—	$—	$1,133
Commercial	—	—	920

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,441, with a valuation allowance of $501 at June 30, 2014, resulting in provision for loan losses totaling ($20) and $46 for the three and six month periods ending June 30, 2014. At December 31, 2013 impaired loans with specific allocations had a carrying amount of $2,601, with a valuation allowance of $548. For the three and six months ended June 30, 2013, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,150 and $181 as of June 30, 2014 and December 31, 2013, respectively. There were no properties at June 30, 2014 that had required write-downs to fair value resulting in no write downs for the three and six month periods ending June 30, 2014. Foreclosed assets measured at fair value less costs to sell were written down to fair value resulting in a write-down of $190 for the six month period ending June 30, 3013. There were no write downs to fair value for the three month period ending June 30, 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$920	Sales comparison	Adjustment for differences between comparable sales	0%-16%(16%)

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7—FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Residential real estate	$1,133	Sales comparison	Adjustment for differences between comparable sales	3%-27%(16%)
Commercial real estate	$920	Sales comparison	Adjustment for differences between comparable sales	0%-16%(16%)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
	Carrying	June 30, 2014 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,054	$26,054	$—	$—	$26,054
Securities available for sale	263,971	—	263,971	—	263,971
Securities held to maturity	58,636	—	58,006	—	58,006
Loans held for sale	16,075	—	16,075	—	16,075
Net loans	479,818	—	—	477,800	477,800
Restricted equity securities	3,777	n/a	n/a	n/a	n/a
Servicing rights, net	2,746	—	3,814	—	3,814
Accrued interest receivable	2,499	7	1,105	1,387	2,499
Financial liabilities
Deposits	$747,324	$499,100	$250,200	$—	$749,300
Federal funds purchased and repurchase agreements	15,852	—	15,852	—	15,852
Federal Home Loan Bank advances	33,000	—	33,286	—	33,286
Accrued interest payable	374	15	359	—	374

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 7—FAIR VALUE (Continued)

	Carrying	Fair Value Measurements at December 31, 2013 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,217	$18,217	$—	$—	$18,217
Securities available for sale	268,515	—	268,515	—	268,515
Securities held to maturity	56,575	—	54,004	—	54,004
Loans held for sale	10,694	—	10,694	—	10,694
Net loans	416,404	—	—	415,515	415,515
Restricted equity securities	3,032	n/a	n/a	n/a	n/a
Mortgage servicing rights	2,640	—	3,714	—	3,714
Accrued interest receivable	2,396	—	1,145	1,251	2,396
Financial liabilities
Deposits	$681,300	$480,000	$202,300	$—	$682,300
Federal funds purchased and repurchase agreements	24,291	—	24,291	—	24,291
Federal Home Loan Bank advances	23,000	—	23,023	—	23,023
Accrued interest payable	222	17	205	—	222

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

NOTE 7—FAIR VALUE (Continued)

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

NOTE 8—EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic
Net income available to common shareholders	$2,010	$1,158	$3,514	$2,090
Less: earnings allocated to participating securities	(20)	(2)	(28)	(6)

Net income allocated to common shareholders	$1,990	$1,156	$3,486	$2,084

Weighted average common shares outstanding including participating securities	4,889,873	3,632,508	4,876,347	3,636,061
Less: Participating securities	(49,356)	(5,156)	(38,325)	(10,256)

Average shares	4,840,517	3,627,352	4,838,022	3,625,805

Basic earnings per common share	$0.41	$0.32	$0.72	$0.57

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 8—EARNINGS PER SHARE (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted
Net income allocated to common shareholders	$1,990	$1,156	$3,486	$2,084
Weighted average common shares outstanding for basic earnings per common share	4,840,517	3,627,352	4,838,022	3,625,805
Add: Dilutive effects of assumed exercises of stock options	127,848	116,270	124,728	114,490
Add: Dilutive effects of assumed exercises of stock warrants	3,542	2,471	3,542	2,471
Average shares and dilutive potential Common shares	4,971,907	3,746,093	4,966,292	3,742,766
Dilutive earnings per common share	$0.40	$0.31	$0.70	$0.56

For the three months ended June 30, 2014 and 2013, stock options for 245,432 and 131,419 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 249,968 and 353,553 shares of common stock were not considered in computing diluted earnings per common share for the six month ended June 30, 2014 and 2013 because they were antidilutive.

NOTE 9—SUBSEQUENT EVENT

Subsequent to June 30, 2014, the Company has declared cash dividends on preferred shares issued to the Treasury pursuant to the Small Business Lending Fund (“SBLF”) totaling $25.

On July 1, 2014, Franklin Financial Network, Inc. completed a merger with MidSouth Bank for the primary purpose of enhancing the Company’s geographic coverage by accelerating its penetration of the targeted market, specifically Rutherford County, Tennessee. Expenses associated with the merger totaling $53 and $250 are included in the Company’s income statement for the three and six months ended June 30, 2014, and total merger-related expense recognized through earnings through the date of the merger totaled $425.

On the date of the merger, shares totaling 2,773,618 of Franklin Financial Network, Inc. common stock were exchanged for the common and preferred stock, common stock warrants, and common stock options of MidSouth Bank in accordance with the proration and allocation procedures contained in the merger agreement. Subsequently, cash totaling $100 was paid to dissenting MidSouth shareholders representing 7,427 shares of Franklin Financial Network, Inc. common stock. In addition, $18 of cash was paid to MidSouth shareholders for fractional shares in accordance with the merger agreement.

As of June 30, 2014, MidSouth Bank had total assets of $281,110, total loans of $198,763, and total deposits of $244,301. The Company has not yet completed its evaluation of the fair value of assets acquired and liabilities assumed; however, goodwill is expected to be recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the financial statements and accompanying notes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 15, 2014, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. All amounts are in thousands, except per share data or unless otherwise indicated.

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

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank and Banc Compliance Group, Inc., together referred to as “the Company.” The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Servicing fee income, which is reported on the income statement as loan servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against mortgage loan servicing fee income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014 AND 2013

Overview

The Company reported net income of $2,035 and $3,564 for the three and six months ended June 30, 2014, respectively, compared to $1,183 and $2,148 for the three and six months ended June 30, 2013. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), our net earnings available to common shareholders for the three and six months ended June 30, 2014 was $2,010 and $3,514, respectively, compared to $1,158 and $2,090 for the similar periods in 2013. The primary reason for the increase in net earnings available to common shareholders for the three and six months ended June 30, 2014, was increased interest income on loans and investment securities due to significant growth in each of these portfolios over the same periods in 2013. This earnings growth was offset somewhat by an increase in salaries expense as well as non-recurring costs related to the Company’s acquisition of MidSouth Bank in Rutherford County, Tennessee. Salaries expense totaled $3,805 and $7,350 for the three and six months ended June 30, 2014, compared to $3,282 and $6,487 for the same periods in 2013, an increase of $523 and $863 between the respective periods. Costs related to the Company’s acquisition of MidSouth Bank totaled $53 and $250 for the three and six months ended June 30, 2014, respectively. These and other factors contributing to our earnings results for the periods indicated are discussed in more detail below.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three and six months ended June 30, 2014, totaled $7,348 and $14,443, respectively, compared to $4,858 and $9,272 for the same periods in 2013, an increase of $2,490 and $5,171 between the respective periods. For the three and six months ended June 30, 2014, interest income increased $2,892 and $5,786, respectively, due to growth in both the loan and investment securities portfolios, offset by increases in interest expense totaling $402 and $615 as a result of increases in both interest-bearing deposits and borrowings.

Interest-earning assets averaged $846,736 and $828,638 during the three and six months ended June 30, 2014 compared to $591,977 and $582,199 for the same periods in 2013, an increase of $254,759 and $246,439, or 43.0% and 42.3%, respectively. This increase was due primarily to growth in average loans between the periods of 44.1% and 43.5% and in investment securities of 41.1% and 44.7% for the three and six months ended June 30, 2014 and 2013. The yield on average interest-earning assets increased 26 basis points to 4.14% during the six month period ending June 30, 2014 compared to 3.88% for the same period in 2013. For the three months ended June 30, 2014 and 2013, the yield on average interest earning assets increased 19 basis points to 4.12% compared to 3.93% for the same period during 2013. A decrease in the yield on average loans between these periods was more than offset by an increase in the yield on average securities available for sale between the periods. For the three months ended June 30, 2014 and 2013, our yield on available for sale securities was 2.62% and 1.44%, respectively. The primary driver for the increase was the slowing of prepayment amortization during the three months ended June 30, 2014, as compared to the same period during 2013. During the three months ended June 30, 2014, prepayment amortization of available for sale securities was $558, which represented a yield reduction of 78 basis points. During the six months ended June 30, 2013, prepayment amortization of available for sale securities was $1,125, which represented a yield reduction of 223 basis points. For the six months ended June 30, 2014 and 2013, our yield on available for sale securities was 2.72% and 1.38%, respectively. The primary driver for the increase was the slowing of prepayment amortization during the six months ended June 30, 2014, as compared to the same period during 2013. During the six months ended June 30, 2014, prepayment amortization of available for sale securities was $1,114, which represented a yield reduction of 79 basis points. During the six months ended June 30, 2013, prepayment amortization of available for sale securities was $2,337, which represented a yield reduction of 242 basis points.

Interest-bearing liabilities averaged $732,333 and $718,730 during the three and six month periods ending June 30, 2014 compared to $505,128 and $497,870 for the same periods in 2013, an increase of $227,205 and $220,860, or 45.0% and 44.4%, respectively. Total average interest-bearing deposits grew $195,447 and $194,310, including increases in average brokered CDs outstanding of $38,479 and $36,711 for the three and six month periods ending June 30, 2014 as compared to the same periods during 2013. Rapid growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $23,516 and $17,873 and average federal funds purchased of $7,820 and $7,812 for the three and six month periods ending June 30, 2014 as compared to the same periods during 2013. The cost of average interest-bearing liabilities decreased 7 basis points to 0.72% during the six months ended June 30, 2014, compared to 0.79% for the same period in 2013. This favorable decline was primarily due to decreases in the rates paid on money market accounts and time deposits. The effect of the $220,860 increase in average interest-bearing liabilities, offset somewhat by the 7 basis points decrease in cost of average interest-bearing liabilities, resulted in the $615 increase in interest expense between the two six month periods. For the three month periods ending June 30, 2014 and 2013, the cost of average interest-bearing liabilities decreased 1 basis point to 0.74% from 0.75%. The decline was primarily due to decreases in the cost of funds for money market and time deposit accounts that offset increases in the rates paid on brokered CDs, Federal Home Loan Bank advances, and federal funds purchased. The $227,205 increase in average interest-bearing liabilities for the three month period ending June 30, 2014, as compared to the same period during 2013, resulted in an increase in interest expense of $402 between the two three month periods.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three-and six-month periods ended June 30, 2014 and 2013:

Average Balances (7) — Yields & Rates

(Dollars are in thousands)

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Yield/ Rate	Balance	Inc / Exp	Yield/ Rate
ASSETS:
Loans (1)(6)	$478,133	$6,380	5.35%	$331,837	$4,747	5.74%
Securities available for sale (6)	285,086	1,859	2.62%	201,631	724	1.44%
Securities held to maturity	59,619	395	2.66%	42,723	297	2.79%
Federal funds sold and other (2)	23,898	65	1.09%	15,786	39	0.99%

TOTAL INTEREST EARNING ASSETS	$846,736	$8,699	4.12%	$591,977	$5,807	3.93%
Allowance for loan losses	(5,467)			(4,180)
All other assets	29,258			24,204

TOTAL ASSETS	$870,527			$612,001
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$173,628	$131	0.30%	$127,308	$105	0.33%
Money market	247,893	454	0.73%	215,483	422	0.79%
Savings	20,639	26	0.51%	12,094	14	0.46%
Time deposits	232,024	603	1.04%	123,852	353	1.14%
Federal Home Loan Bank advances	33,000	80	0.97%	9,484	19	0.80%
Federal funds purchased and other (3)	25,149	57	0.91%	16,907	36	0.85%

TOTAL INTEREST BEARING LIABILITIES	$732,333	$1,351	0.74%	$505,128	$949	0.75%
Demand deposits	64,923			52,316
Other liabilities	2,113			2,011
Total shareholders’ equity	71,158			52,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$870,527			$612,001
NET INTEREST SPREAD (4)			3.38%			3.18%
NET INTEREST INCOME		$7,348			$4,858
NET INTEREST MARGIN (5)			3.48%			3.29%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

Average Balances (7) — Yields & Rates

(Dollars are in thousands)

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Yield/ Rate	Balance	Inc / Exp	Yield/ Rate
ASSETS:
Loans (1)(6)	$461,948	$12,298	5.37%	$321,899	$9,248	5.79%
Securities available for sale (6)	280,876	$3,787	2.72%	193,369	1,323	1.38%
Securities held to maturity	58,985	$790	2.70%	41,500	552	2.68%
Federal funds sold and other (2)	26,829	$123	0.92%	25,431	89	0.71%

TOTAL INTEREST EARNING ASSETS	$828,638	$16,998	4.14%	$582,199	11,212	3.88%
Allowance for loan losses	(5,265)			(4,107)
All other assets	29,585			23,278

TOTAL ASSETS	$852,958			$601,370
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$191,733	$297	0.31%	$127,734	$217	0.34%
Money market	242,942	$896	0.74%	216,043	898	0.84%
Savings	20,193	$51	0.51%	11,525	28	0.49%
Time deposits	218,050	$1,118	1.03%	123,306	716	1.17%
Federal Home Loan Bank advances	26,619	$109	0.83%	8,746	38	0.88%
Federal funds purchased and other (3)	19,193	$84	0.88%	10,516	43	0.82%

TOTAL INTEREST BEARING LIABILITIES	$718,730	$2,555	0.72%	$497,870	$1,940	0.79%
Demand deposits	62,352			49,181
Other liabilities	2,322			2,071
Total shareholders’ equity	69,554			52,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$852,958			$601,370
NET INTEREST SPREAD (4)			3.42%			3.09%
NET INTEREST INCOME		$14,443			$9,272
NET INTEREST MARGIN (5)			3.51%			3.21%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended
	June 30, 2014 versus June 30, 2013
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$2,092	$(459)	$1,633
Securities available for sale	300	835	1,135
Securities held to maturity	117	(19)	98
Federal funds sold and other	20	6	26

TOTAL INTEREST INCOME	$2,529	$363	$2,892

INTEREST EXPENSE
Deposits
Interest checking	$38	$(12)	$26
Money market accounts	63	(31)	32
Savings	10	2	12
Time deposits	308	(58)	250
Federal Home Loan Bank advances	47	14	61
Other borrowed funds	18	3	21

TOTAL INTEREST EXPENSE	$484	$(82)	$402

NET INTEREST INCOME	$2,045	$445	$2,490

	Net change six months ended
	June 30, 2014 versus June 30, 2013
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$4,023	$(973)	$3,050
Securities available for sale	599	1,865	2,464
Securities held to maturity	233	5	238
Federal funds sold and other	5	29	34

TOTAL INTEREST INCOME	$4,860	$926	$5,786

INTEREST EXPENSE
Deposits
Interest checking	$109	$(29)	$80
Money market accounts	112	(114)	(2)
Savings	21	2	23
Time deposits	550	(148)	402
Federal Home Loan Bank advances	78	(7)	71
Other borrowed funds	35	6	41

TOTAL INTEREST EXPENSE	$905	$(290)	$615

NET INTEREST INCOME	$3,955	$1,216	$5,171

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

The provision for loan losses was $440 and $182 for the three months ended June 30, 2014 and 2013, respectively, and $825 and $232 for the six months ended June 30, 2014 and 2013, respectively. The higher provision for the six months ended June 30, 2014, compared to the same period in 2013 is due primarily to higher loan growth during the three and six months ended June 30, 2014, compared to the same periods in 2013. Nonperforming loans at June 30, 2014 totaled $1,660 compared to $2,601 at December 31, 2013, representing 0.3% and 0.6% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2014 was $2,430 and $3,851 compared to $2,096 and $3,865 for the same periods in 2013. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
Three months ending June 30,	2014	2013	(Decrease)	(Decrease)
Service charges on deposit accounts	$12	$14	$(2)	(14.3%)
Other service charges and fees	313	301	12	4.0%
Net gains on sale of loans	1,567	1,493	74	5.0%
Loan servicing fees, net	88	(127)	215	169.3%
Gain on sale of investment securities, net	63	28	35	125.0%
Net gain (loss) on sale of foreclosed assets	(2)	(31)	29	93.5%
Compliance consulting fees	130	187	(57)	(30.5%)
Other	259	231	28	12.1%

Total non-interest income	$2,430	$2,096	$334	15.9%

	Six Months Ended June 30,		$ Increase	% Increase
Six months ending June 30,	2014	2013	(Decrease)	(Decrease)
Service charges on deposit accounts	$24	$27	$(3)	(11.1%)
Other service charges and fees	549	592	(43)	(7.3%)
Net gains on sale of loans	2,351	2,897	(546)	(18.8%)
Loan servicing fees, net	100	(297)	397	133.7%
Gain on sale of investment securities, net	71	78	(7)	(9.0%)
Net gain (loss) on sale of foreclosed assets	31	(221)	252	114.0%
Compliance consulting fees	295	333	(38)	(11.4%)
Other	430	456	(26)	(5.7%)

Total non-interest income	$3,851	$3,865	$(14)	(0.4%)

Other service charges and fees for the six months ending June 30, 2014 decreased $43, or 7.3%, from the same period in 2013 due primarily to a decrease in fees associated with processing mortgage loan applications. The number of mortgage loan applications was lower during the period ending June 30, 2014, than the same period in 2013 due to a decrease in refinances.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and Small Business Administration (“SBA”) loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the six months ending June 30, 2014 were $2,351, a decrease of $546, or 18.8%, from the same period in 2013. The decrease was primarily due to smaller differences between the carrying value of the loans sold and the selling price. Residential refinancing activity that began to surge during the second half of 2011 in response to historically low interest rates remained significant into 2013 but began to decrease in the second half of that year. Net gains for the three months ending June 30, 2014 were $1,567, an increase of $74, or 5.0%, from the same period during 2013. The increase was primarily due to more favorable differences between the selling price and the carrying value of the sold loans and due to an increase in the fair value of mortgage banking derivatives. These increases were offset by a decrease in gains from the sale of SBA loans. During the six and three months ended June 30, 2014, there were no gains from the sale of SBA loans compared to gains of $148 and $103 for the same periods during 2013.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of mortgage servicing rights. These mortgage servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the three and six months ending June 30, 2014, net loan servicing fees were $88 and $100 compared to ($127) and ($297) for the three and six months ending June 30, 2013. The favorable increase to loan servicing fees was primarily related to a decrease in amortization as a result of a decrease in residential refinancing activity.

Net gain (loss) on foreclosed assets consists of gains or losses on the sale of OREO properties and other foreclosed assets and valuation adjustments against the carrying costs of foreclosed assets. For the the six months ended June 30, 2014, there was a gain on the sale of OREO of $31 compared to a loss of $221 for the six months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, there was a net loss of $2 and $31, respectively.

Compliance consulting fees are from activities engaged by Banc Compliance Group, Inc., a wholly-owned subsidiary of Franklin Financial Network, Inc. These fees are consulting fees paid by banking institutions unaffiliated with the Company for the services provided by Banc Compliance Group. The loss of one client contributed to the slight decline in these fees during the periods presented.

Non-interest Expense

Non-interest expense for the three and six months ended June 30, 2014 was $6,078 and $11,570 compared to $4,852 and $9,437 for the same periods in 2013. This increase was the result of the following components listed in the table below (in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
Three months ending June 30,	2014	2013	(Decrease)	(Decrease)
Salaries and employee benefits	$3,805	$3,282	$523	15.9%
Occupancy and equipment	1,009	668	341	51.0%
FDIC assessment expense	120	93	27	29.0%
Marketing	135	71	64	90.1%
Professional fees	279	156	123	78.8%
Other	730	582	148	25.4%

Total non-interest expense	$6,078	$4,852	$1,226	25.3%

	Six Months Ended June 30,		$ Increase	% Increase
Six months ending June 30,	2014	2013	(Decrease)	(Decrease)
Salaries and employee benefits	$7,350	$6,487	$863	13.3%
Occupancy and equipment	1,795	1,324	471	35.6%
FDIC assessment expense	239	153	86	56.2%
Marketing	246	123	123	100.0%
Professional fees	633	243	390	160.5%
Other	1,307	1,107	200	18.1%

Total non-interest expense	$11,570	$9,437	$2,133	22.6%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth during this time. Two primary increases for the three and six months ending June 30, 2014, were in salaries and occupancy, as the bank has added one branch and expanded its headquarters offices in downtown Franklin from one period to the next and increased staffing from 111 full-time equivalent employees as of June 30, 2013, to 136 as of June 30, 2014. The increased staffing is due not only to the new branch but also to additional operational staff needed to handle the growth in loans and deposits.

The increase in professional fees during the six months ending June 30, 2014, is primarily from fees associated with the “Agreement and Plan of Reorganization and Bank Merger” with MidSouth Bank. These costs totaled $633 for the six months ending June 30, 2014, compared to $243 for the same period in 2013, and included consulting fees and various legal and accounting fees. For the three months ended June 30, 2014, professional fees increased to $279, an increase of $123, or 78.8%, from the same period during 2013. The increase for the three months as of June 30, 2014 as compared to the same period during 2013 can be attributed to expense associated with the merger with MidSouth Bank and various consulting, legal, and accounting fees.

Income Tax Expense

We recognized an income tax expense for the three and six months ended June 30, 2014, of $1,225 and $2,335, respectively, compared to $737 and $1,320 for three and six months ended June 30, 2013, respectively. Our year-to-date income tax expense for the period ended June 30, 2014 reflects an effective income tax rate of 39.6% compared to 38.1% for the same period in 2013. This increase in the effective tax rate resulted from unfavorable permanent differences arising from expenses associated with the pending merger with MidSouth Bank and from stock based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2014 AND DECEMBER 31, 2013

Overview

Our total assets increased by $75,768, or 9.5%, from December 31, 2013 to June 30, 2014. The increase in our total assets has primarily been the result of growth in the loan portfolio. In addition, a portion of the proceeds from a private placement of the Company’s common stock in September 2013, were used to increase capital at the Bank and to support continued earnings growth at the Bank through purchases of investment securities and the funding of loans.

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2014 and 2013, were $485,589 and $421,304, respectively, an increase of $64,285, or 15.3%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of experienced lending officers to our staff.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	June 30, 2014		December 31, 2013
	Amount	% of total	Amount	% of total
Real estate:
Residential	$149,694	30.8%	$138,466	32.8%
Construction and land development	138,029	28.4%	113,710	26.9%
Commercial	146,945	30.2%	125,202	29.7%
Commercial and industrial	45,195	9.3%	36,397	8.6%
Consumer and other	6,487	1.3%	8,250	2.0%

Total loans — gross	486,350	100.0%	422,025	100.0%

Less: deferred loan fees, net	(761)		(721)
Less: allowance for loan losses	(5,771)		(4,900)

Total loans, net	$479,818		$416,404

As presented in the above table, gross loans increased 15.2% during the first six months of 2014. The Company experienced growth in real estate loans of 15.2% with the majority of the growth occurring in the construction and land development (21.4%) and commercial real estate (17.4%) segments. The Company also experienced strong growth of 24.2% in the commercial and industrial segment during the first six months of 2014.

Real estate loans comprised 89.4% of the loan portfolio at June 30, 2014. The largest portion of this portfolio as of June 30, 2014, was residential real estate loans, which totaled 34.4% of real estate loans. The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans increased 8.1% during the first six months of 2014.

Construction and land development loans totaled $138,029 at June 30, 2014, and comprised 31.8% of real estate loans and 28.4% of the total loan portfolio. Loans in this classification provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $146,945 at June 30, 2014, and comprised 33.8% of real estate loans and 30.2% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Commercial and industrial loans have been increasing steadily and comprised 9.3% of total loans at June 30, 2014 as compared to 8.6% as of December 31, 2013. The commercial and industrial classification primarily consists of commercial loans to small businesses.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at June 30, 2014, excluding unearned net fees and costs.

Loan Maturity Schedule

	June 30, 2014
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Residential	$15,682	$79,335	$54,677	$149,694
Construction and land development	122,086	13,484	2,459	138,029
Commercial	17,532	70,895	58,518	146,945
Commercial and industrial	12,564	25,905	6,726	45,195
Consumer and other	2,425	3,741	321	6,487

Total	$170,289	$193,360	$122,701	$486,350

Fixed interest rate	$102,293	$173,251	$71,012	$346,556
Variable interest rate	67,996	20,109	51,689	139,794

Total	$170,289	$193,360	$122,701	$486,350

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

current and anticipated economic conditions; and

other factors which we believe affect the allowance for probable incurred losses.

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

At June 30, 2014, the allowance for loan losses was $5,771, compared to $4,900 at December 31, 2013. The allowance for loan losses as a percentage of total loans was 1.19% and 1.16% at June 30, 2014 and December 31, 2013, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Beginning balance	$4,900	$3,983
Loans charged-off:
Residential real estate	—	—
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loans charged-off	—	—
Recoveries on loans previously charged-off:
Residential real estate	46	64
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loan recoveries	46	64
Net recoveries (charge-offs)	46	64
Provision for loan losses charged to expense	825	232

Total allowance at end of period	$5,771	$4,279

Total loans, gross, at end of period (1)	$486,350	$334,580

Average gross loans (1)	$453,699	$310,519

Allowance to total loans	1.19%	1.28%

Net charge-offs (recoveries) to average loans, annualized	(0.02%)	(0.04%)

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

	June 30, 2014			December 31, 2013
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	% of Allowance to Total	% of loan Type to Total Loans
Real estate loans:
Residential	$1,560	27.0%	30.8%	$1,402	28.6%	32.8%
Construction and land development	1,796	31.1%	28.4%	1,497	30.5%	26.9%
Commercial	1,854	32.1%	30.2%	1,566	32.0%	29.7%
Total real estate	5,210	90.3%	89.4%	4,465	91.1%	89.4%
Commercial and industrial	508	8.8%	9.3%	337	6.9%	8.6%
Consumer and other	53	0.9%	1.3%	98	2.0%	2.0%
Total	$5,771	100.0%	100.0%	$4,900	100.0%	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of June 30, 2014 totaled $1,400. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. We had no loans outstanding that were past due 90 days or more and still accruing interest at June 30, 2014.

The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2014	December 31, 2013
Non-accrual loans	$1,400	$2,601
Past due loans 90 days or more and still accruing interest	260	0

Total non-performing loans	1,660	2,601
Foreclosed real estate (“OREO”)	1,150	181

Total non-performing assets	2,810	2,782
Total non-performing loans as a percentage of total loans	0.3%	0.6%
Total non-performing assets as a percentage of total assets	0.3%	0.3%
Allowance for loan losses as a percentage of non-performing loans	348%	188%

As of June 30, 2014, the number of non-accrual loans totaled two. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non- Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$—	—	—
Construction & land development	—	—	—
Commercial real estate	1,375	98.2%	1
Commercial & industrial	25	1.8%	1
Consumer	—	—	—

Total non-accrual loans	$1,400	100.0%	2

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in our best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $263,971 at June 30, 2014, compared to $268,515 at December 31, 2013, a decrease of $4,544 or 1.7%.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $58,636 at June 30, 2014, compared to $56,575 at December 31, 2013, an increase of $2,061 or 3.6%.

The combined portfolios represented 37.0% and 40.8% of total assets at June 30, 2014, and December 31, 2013, respectively.

The Company also had other investments of $3,777 and $3,032 at June 30, 2014, and December 31, 2013, respectively, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $5,817 at June 30, 2014 compared to $4,138 at December 31, 2013, an increase of $1,679 or 40.6%. This increase was primarily the result of leasehold improvements and furniture purchases related to an addition to the Company’s main office in downtown Franklin, Tennessee. We also relocated one branch in the second quarter of 2014 and relocated another branch in the third quarter of 2014, which includes the buildout and furnishing of these newly leased offices.

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

At June 30, 2014, total deposits were $747,324, an increase of $66,024, or 9.7%, compared to $681,300 at December 31, 2013. Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $40,401 at December 31, 2013 to $56,345 at June 30, 2014. Time deposits excluding brokered deposits as of June 30, 2014, amounted to $191,867 compared to $161,560 as of December 31, 2013.

The following table shows our time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

June 30, 2014
Three months or less	$10,024
Three through six months	18,474
Six through twelve months	27,624
Over twelve months	19,867

Total	$75,989

Federal Funds Purchased and Repurchase Agreements

As of June 30, 2014, the Company had federal funds purchased from correspondent banks totaling $13,179 compared to $20,825 outstanding as of December 31, 2013. Securities sold under agreements to repurchase had an outstanding balance of $2,673 as of June 30, 2014, compared to $3,466 as of December 31, 2013. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At June 30, 2014, advances totaled $33,000 compared to $23,000 as of December 31, 2013.

At June 30, 2014, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2014	$14,000	0.48%
2015	2,000	0.70%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$33,000	0.97%

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of June 30, 2014, $263,971 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $58,636 of the portfolio was classified as held-for-sale and is reported at amortized cost. Approximately $309,751 of the total $322,607 investment securities portfolio on hand at June 30, 2014, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

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

Off Balance Sheet Arrangements

We generally do not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to our customers in the ordinary course of business. At June 30, 2014, the Company had unfunded loan commitments outstanding of $35,183, unused lines of credit of $133,374, and outstanding standby letters of credit of $6,192.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We believe interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100, 200, 300 and 400 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending June 30, 2015, net interest income was estimated to increase 1.33% and 1.73% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 3.75% and 16.01% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects our sensitivity to changes in interest rates as indicated as of June 30, 2014.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base		% Change from Base
-400	$17,344	-$	11,353	-39.56%
-300	20,405		-8,292	-28.90%
-200	24,103		-4,594	-16.01%
-100	27,621		-1,076	-3.75%
Base	28,697		0	0.00%
+100	29,080		383	1.33%
+200	29,194		497	1.73%
+300	29,198		501	1.75%
+400	29,141		444	1.55%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

August 14, 2014	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.