Form 10-Q
period 2014-09-30
Franklin Financial Network Inc.
filed 2014-11-14
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 10, 2014, was 7,739,644.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Amendment No. 3 to our Registration Statement on Form S-4 filed with the SEC on May 7, 2014 (“Form S-4”) and those described in Item 1A of Part II of this quarterly report on Form 10-Q.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(Dollar amounts in thousands, except share and per share data)

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from financial institutions	$36,657	$18,217
Certificates of deposit at other financial institutions	250	—
Securities available for sale	346,750	268,515
Securities held to maturity (fair value 2014—$55,904 and 2013—$54,004)	56,293	56,575
Loans held for sale, at fair value	25,652	10,694
Loans	719,275	421,304
Allowance for loan losses	(5,883)	(4,900)

Net loans	713,392	416,404

Restricted equity securities, at cost	5,349	3,032
Premises and equipment, net	13,113	4,138
Accrued interest receivable	3,426	2,396
Bank owned life insurance	11,579	8,232
Deferred tax asset	8,028	3,995
Foreclosed assets	1,690	181
Servicing rights, net	2,956	2,640
Mortgage banking derivative asset	368	464
Goodwill	9,121	157
Core deposit intangible, net	2,876	—
Other assets	1,079	734

Total assets	$1,238,579	$796,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$136,830	$52,686
Interest bearing	914,728	628,614

Total deposits	1,051,558	681,300
Federal funds purchased and repurchase agreements	34,238	24,291
Federal Home Loan Bank advances	33,000	23,000
Accrued interest payable	437	222
Mortgage banking derivative liability	54	—
Other liabilities	2,838	2,398

Total liabilities	1,122,125	731,211
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10,000	10,000
Common stock, no par value; 10,000,000 shares authorized; 7,739,644 and 4,862,875 issued at September 30, 2014 and December 31 2013, respectively	93,888	52,638
Retained earnings	12,562	7,058
Accumulated other comprehensive income (loss)	4	(4,533)

Total shareholders’ equity	116,454	65,163

Total liabilities and shareholders’ equity	$1,238,579	$796,374

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income and dividends
Loans, including fees	$10,168	$5,186	$22,466	$14,434
Securities:
Taxable	2,395	1,098	6,932	2,979
Tax-Exempt	20	17	60	46
Dividends on restricted equity securities	84	30	175	57
Federal funds sold and other	25	7	57	35

	12,692	6,338	29,690	17,551
Interest expense
Deposits	1,446	874	3,808	2,733
Federal funds purchased and repurchase agreements	39	50	123	94
Federal Home Loan Bank advances	80	29	189	67

	1,565	953	4,120	2,894
Net interest income	11,127	5,385	25,570	14,657
Provision for loan losses	664	225	1,489	457

Net interest income after provision for loan losses	10,463	5,160	24,081	14,200
Noninterest income
Service charges on deposit accounts	13	12	37	39
Other service charges and fees	600	270	1,149	868
Net gains on sale of loans	1,875	714	4,226	3,611
Loan servicing fees, net	73	(19)	173	(317)
Gain on sale of securities	22	—	93	78
Net gain (loss) on sale and write-down of foreclosed assets	(3)	(29)	28	(250)
Other	694	369	1,419	1,153

Total noninterest income	3,274	1,317	7,125	5,182
Noninterest expense
Salaries and employee benefits	6,144	3,339	13,494	9,830
Occupancy and equipment	1,443	666	3,238	1,990
FDIC assessment expense	181	101	420	254
Marketing	224	70	470	193
Professional fees	961	79	1,594	322
Other	1,436	587	2,743	1,690

Total noninterest expense	10,389	4,842	21,959	14,279

Income before income tax expense	3,348	1,635	9,247	5,103
Income tax expense	1,333	625	3,668	1,945

Net income	$2,015	$1,010	$5,579	$3,158
Dividends paid on Series A preferred stock	(25)	(25)	(75)	(83)

Net income available to common shareholders	$1,990	$985	$5,504	$3,075

Earnings per share:
Basic	$0.26	$0.27	$0.94	$0.84
Diluted	0.25	0.26	0.91	0.82

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,015	$1,010	$5,579	$3,158
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(623)	819	7,445	(4,138)
Reclassification adjustment for gains included in net income	(22)	—	(93)	(78)

Net unrealized gains (losses)	(645)	819	7,352	(4,216)

Tax effect	247	(313)	(2,815)	1,614

Total other comprehensive income (loss)	(398)	506	4,537	(2,602)

Comprehensive income	$1,617	$1,516	$10,116	$556

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$10,000	$37,821	$2,606	$929	$51,356
Exercise of common stock warrants, 2,775 shares	—	33	—	—	33
Exercise of common stock options, 5,755 shares	—	58	—	—	58
Issuance of 958,924 shares of common stock, net of stock offering costs of $601	—	11,865	—	—	11,865
Dividends paid on Series A preferred stock	—	—	(83)	—	(83)
Stock based compensation expense	—	261	—	—	261
Stock issued in conjunction with 401(k) employer match, 17,596 shares	—	229	—	—	229
Stock issued in conjunction with stock option exchange, 32,814 shares	—	(142)	—	—	(142)
Net income	—	—	3,158	—	3,158
Other comprehensive loss	—	—	—	(2,602)	(2,602)

Balance at September 30, 2013	$10,000	$50,125	$5,681	$(1,673)	$64,133

Balance at December 31, 2013	$10,000	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options, 6,508 shares	—	56	—	—	56
Dividends paid on Series A preferred stock	—	—	(75)	—	(75)
Stock based compensation expense	—	457	—	—	457
Stock issued in conjunction with 401(k) employer match, 20,345 shares	—	275	—	—	275
Stock (2,766,191 shares) and stock options (137,280 options) issued related to MidSouth Bank acquisition, net of stock issuance costs of $514	—	40,462	—	—	40,462
Net income	—	—	5,579	—	5,579
Other comprehensive income	—	—	—	4,537	4,537

Balance at September 30, 2014	$10,000	$93,888	$12,562	$4	$116,454

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$5,579	$3,158
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	616	492
Accretion of purchase accounting adjustments	(831)	—
Net amortization of securities	1,928	3,497
Amortization of loan servicing right asset	547	991
Amortization of core deposit intangible	184	—
Increase (decrease) in impairment of servicing asset	—	(90)
Provision for loan losses	1,489	457
Origination of loans held for sale	(191,142)	(244,491)
Proceeds from sale of loans held for sale	186,618	253,939
Net gain on sale of loans	(4,226)	(3,611)
Gain on sale of available for sale securities	(93)	(78)
Income from bank owned life insurance	(203)	(204)
(Gain) loss on sale and write down of foreclosed assets	(28)	250
Stock-based compensation	457	261
Compensation expense related to common stock issued to 401(k) plan	275	229
Net change in:
Accrued interest receivable and other assets	101	(688)
Accrued interest payable and other liabilities	(719)	891

Net cash from operating activities	552	15,003
Cash flows from investing activities
Available for sale securities:
Sales	34,087	11,555
Purchases	(118,611)	(88,211)
Maturities, prepayments and calls	69,465	67,289
Held to maturity securities:
Purchases	(8,601)	(19,656)
Maturities, prepayments and calls	8,655	4,095
Net change in loans	(114,676)	(79,196)
Purchase of restricted equity securities	(745)	(664)
Proceeds from sale of foreclosed assets	634	1,870
Purchases of premises and equipment, net	(2,941)	(978)
Decrease in interest bearing deposits in financial institutions	—	100
Net cash acquired from acquisition (See Note 2)	12,197	—

Net cash from investing activities	(120,536)	(103,796)
Cash flows from financing activities
Increase in deposits	125,903	9,031
(Decrease) increase in federal funds purchased and repurchase agreements	9,054	37,995
Proceeds from Federal Home Loan Bank advances	4,000	21,449
Proceeds from exercise of common stock warrants	—	30
Proceeds from exercise of common stock options	56	58
Cash paid in conjunction with stock option exchange	—	(142)
Proceeds from issuance of common stock, net of offering costs	(514)	11,868
Dividends paid on preferred stock	(75)	(83)

Net cash from financing activities	138,424	80,206

Net change in cash and cash equivalents	18,440	(8,587)
Cash and cash equivalents at beginning of period	18,217	24,977

Cash and cash equivalents at end of period	$36,657	$16,390

Supplemental information:
Interest paid	$3,905	$2,951
Income taxes paid	4,546	1,944
Non-cash supplemental information:
Fair value of stock and stock options issued related to MidSouth Bank acquisition (See Note 2)	$40,976	$—
Transfers from loans to foreclosed assets	1,315	761
Transfer from additional paid-in-capital to common stock	—	426

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Network, Inc. (“FFN”), and its wholly owned subsidiaries, Franklin Synergy Bank and Banc Compliance Group, Inc. (collectively, the “Company”), have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 15, 2014.

NOTE 2— ACQUISITIONS

Acquisition of MidSouth Bank

On July 1, 2014 the Company completed the acquisition of MidSouth Bank (“MidSouth”), pursuant to the terms of the Agreement and Plan of Reorganization and Bank Merger (the “merger agreement”) dated November 19, 2013.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $8,964, after consideration of a measurement period adjustment discussed below, which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending appraisals on loans and other real estate owned.

The Company acquired 100% of the outstanding preferred and common stock of MidSouth. The purchase price consisted of both cash and stock. MidSouth’s common shareholders received 0.425926 shares of FFN common stock for each share of MidSouth common stock. MidSouth’s preferred shareholders received 0.851852 shares of FFN common stock for each share of MidSouth preferred stock. Each MidSouth Series 2009A warrant holder received 0.18 shares of FFN common stock for each MidSouth Series 2009A warrant, and each Series 2011-A warrant holder received 0.146667 shares of FFN common stock for each MidSouth Series 2011-A warrant. In lieu of issuing fractional shares of FFN common stock, FFN paid former MidSouth shareholders an amount in cash determined by multiplying (i) $13.50 by (ii) the fraction of a share (rounded to the nearest ten thousandth when expressed in decimal form) of FFN common stock.

MidSouth common stock options were converted into options to purchase shares of FFN common stock based on the 0.425926 exchange ratio, with the new exercise price becoming the exercise price of the MidSouth options divided by the exchange ratio. On the date of the merger, 2,766,191 shares of FFN common stock were exchanged for the common and preferred stock, and common stock warrants of MidSouth in accordance with the proration and allocation procedures contained in the merger agreement and as noted above. Subsequently, cash totaling $100 was paid to dissenting MidSouth shareholders representing 7,427 shares of FFN common stock. In addition, $18 of cash was paid to MidSouth shareholders for fractional shares in accordance with the merger agreement.

Based on a valuation of the FFN’s common stock as of July 1, 2014, the resulting purchase price was $41,094. The following table summarizes the purchase price calculation:

Number of shares of MidSouth common stock outstanding at July 1, 2014	3,912,503
Common stock per share exchange ratio	0.425926

Total FFN common shares issued, net of 1,048.5142 fractional shares		1,662,641
Number of shares of MidSouth preferred stock outstanding at July 1, 2014	1,259,907
Common stock per share exchange ratio	0.851852

Total FFN common shares issued, net of 203.1097 fractional shares		1,068,366
Number of MidSouth Series 2009A preferred warrants outstanding at July 1, 2014	242,350
Common stock per share exchange ratio	0.180000

Total FFN common shares issued, net of 50.3800 fractional shares		34,157
Number of MidSouth Series 2011-A preferred warrants outstanding at July 1, 2014	7,141
Common stock per share exchange ratio	0.146667

Total FFN common shares issued, net of 20.3482 fractional shares		1,027

Total FFN common shares issued, net of 1,322.3521 fractional shares and 2,747.2227 MidSouth dissenting converted common shares			2,766,191
Multiplied by FFN common stock value per share at July 1, 2014			$14.50

Total Stock Consideration—Fair value of FFN common stock issued			$40,110

FFN stock options granted to MidSouth option holders		137,280
Grant date fair value per share of FFN options at July 1, 2014		$6.31

Fair value of FFN stock options granted to MidSouth option holders			$866

Total MidSouth dissenting common shares	6,450
Common stock per share exchange ratio	0.425926

Total converted MidSouth dissenting common shares, including 5.2227 fractional shares		2,747.2227
Total MidSouth dissenting preferred shares	5,500
Preferred stock per share exchange ratio	0.851852

Total converted MidSouth dissenting preferred shares, including 0.1860 fractional shares		4,685.1860

Total converted MidSouth dissenting shares		7,432.4087
Multiplied by the cash consideration each MidSouth share was entitled to receive		$13.50

Cash consideration paid to dissenting shareholders			$100
Total fractional shares resulting from acquisition of MidSouth		1,322.3521
Multiplied by the cash consideration each MidSouth share was entitled to receive		$13.50

Cash consideration paid for fractional shares			$18

Total Cash Consideration			$118

Total Purchase Price			$41,094

The table below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the July 1, 2014 purchase date.

In Thousands	Fair Value Recorded by FFN
Assets
Cash and due from banks	$1,369
Interest-bearing accounts at other financial institutions	10,946
Securities, available-for-sale	57,431
Loans held for sale	7,071
Loans	184,345
Certificates of deposit at other financial institutions	250
Restricted equity securities	1,572
Bank premises and equipment, net	6,650
Bank-owned life insurance	3,144
Accrued interest receivable	728
Foreclosed assets	800
Core deposit intangible	3,060
Deferred tax asset	6,753
Other assets	747

Total assets acquired	$284,866

Liabilities
Deposits	$(244,415)
Short-term borrowings	(6,893)
Other liabilities	(1,428)

Total liabilities assumed	$(252,736)

Net assets acquired	32,130
Total consideration paid	41,094

Goodwill	$8,964

In the acquisition, the Company purchased $184,345 of loans at fair value, net of $7,347, or 3.8%, estimated discount to the outstanding principal balance, representing 38.0% of the Company’s total loans at June 30, 2014. Of the total loans acquired, management identified loans totaling $5,527 as having credit deficiencies. All loans that were on non-accrual status and all loan relationships that were identified as substandard or impaired as of the acquisition date were considered by management to be credit-impaired and are accounted for pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of July 1, 2014 for purchased credit-impaired (“PCI”) loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$8,510
Non-accretable difference	(1,745)

Cash flows expected to be collected	6,765
Accretable yield	(1,238)

Total purchased credit-impaired loans acquired	$5,527

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance at acquisition date.

	Unpaid Principal Balance	Fair Value
Loans:
Residential real estate	$39,425	$38,618
Commercial real estate	82,465	80,566
Construction and land development	43,766	42,454
Commercial loans	16,311	15,352
Consumer and other loans	1,865	1,828
Purchased credit-impaired	7,860	5,527

Total earning assets	$191,692	$184,345

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $3,060, which will be amortized utilizing an accelerated amortization method over an estimated economic life of 8.2 years. When determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three and nine month periods ending September 30, 2013 listed in the table below presents pro-forma information as if the MidSouth acquisition occurred at the beginning of 2013. Because the MidSouth transaction closed on July 1, 2014, and its actual results are included in the Company’s actual operating results for the three-month period ending September 30, 2014, there is no pro-forma information for the three months ending September 30, 2014.

	Three months ended Sept 30,	Nine months ended Sept 30,
	2013	2014	2013
Net interest income	$8,019	$30,014	$22,547
Net income available to common shareholders	1,411	5,790	4,115

Earnings per share—basic	$0.23	$0.61	$0.71
Earnings per share—diluted	$0.23	$0.60	$0.69

Supplemental pro forma earnings for 2014 were adjusted to exclude $2,084 of acquisition-related costs incurred in 2014 and $665 of discount accretion and $124 of premium amortization related to the fair value adjustments to acquisition-date assets and liabilities. Supplemental pro forma earnings for 2013 were adjusted to include these items, as appropriate.

During the three and nine months ending September 30, 2014 the acquisition of MidSouth increased net interest income by approximately $2,994 and net income available to common shareholders by approximately $853.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. government sponsored entities and agencies	$20,130	$232	$(550)	$19,812
U.S. Treasury securities	7,000	—	—	7,000
Mortgage-backed securities: residential	307,633	3,029	(2,776)	307,886
Mortgage-backed securities: commercial	6,490	26	(49)	6,467
State and political subdivisions	5,490	95	—	5,585

Total	$346,743	$3,382	$(3,375)	$346,750

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government sponsored entities and agencies	$16,029	$—	$(1,305)	$14,724
Mortgage-backed securities: residential	259,831	1,560	(7,600)	253,791

Total	$275,860	$1,560	$(8,905)	$268,515

The amortized cost and fair value of the held to maturity securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2014
U.S. government sponsored entities and agencies	$6,546	$119	$(167)	$6,498
Mortgage backed securities: residential	40,524	417	(940)	40,001
State and political subdivisions	9,223	275	(93)	9,405

Total	$56,293	$811	$(1,200)	$55,904

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
U.S. government sponsored entities and agencies	$8,225	$12	$(484)	$7,753
Mortgage backed securities: residential	39,043	293	(2,061)	37,275
State and political subdivisions	9,307	89	(420)	8,976

Total	$56,575	$394	$(2,965)	$54,004

Sales of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds	$9,767	$—	$34,087	$11,555
Gross gains	31	—	256	141
Gross losses	(9)	—	(163)	(63)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2014
	Amortized Cost	Fair Value
Available for sale
Three months or less	$7,000	$7,000
Over three months through one year	—	—
Over one year through five years	259	263
Over five years through ten years	13,030	13,147
Over ten years	12,331	11,987
Mortgage-backed securities: commercial	6,490	6,467
Mortgage-backed securities: residential	307,633	307,886

Total	$346,743	$346,750

	September 30, 2014
	Amortized Cost	Fair Value
Held to maturity
Over three months through one year	$251	$252
Over one year through five years	1,422	1,478
Over five years through ten years	1,106	1,116
Over ten years	12,990	13,057
Mortgage-backed securities: residential	40,524	40,001

Total	$56,293	$55,904

Securities pledged at September 30, 2014 and December 31, 2013 had a carrying amount of $347,748 and $194,925 and were pledged to secure public deposits and repurchase agreements.

At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Available for sale
U.S. government sponsored entities and agencies	$1,048	$(4)	$8,063	$(546)	$9,111	$(550)
Mortgage-backed securities: commercial	5,611	(49)	—	—	5,611	(49)
Mortgage-backed securities: residential	82,851	(870)	52,533	(1,906)	135,384	(2,776)

Total available for sale	$89,510	$(923)	$60,596	$(2,452)	$150,106	$(3,375)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,833	$(167)	$2,833	$(167)
Mortgage-backed securities: residential	14,556	(449)	11,189	(491)	25,745	(940)
State and political subdivisions	509	— (1)	3,950	(93)	4,459	(93)

Total held to maturity	$15,065	$(449)	$17,972	$(751)	$33,037	$(1,200)

(1)	Unrecognized loss for this category was less than $1 when rounded.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available for sale
U.S. government sponsored entities and agencies	$12,983	$(1,128)	$1,741	$(177)	$14,724	$(1,305)
Mortgage-backed securities: residential	168,817	(6,762)	11,721	(838)	180,538	(7,600)

Total available for sale	$181,800	$(7,890)	$13,462	$(1,015)	$195,262	$(8,905)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$6,168	$(332)	$848	$(152)	$7,016	$(484)
Mortgage-backed securities: residential	19,952	(1,752)	4,042	(309)	23,994	(2,061)
State and political subdivisions	5,762	(342)	422	(78)	6,184	(420)

Total held to maturity	$31,882	$(2,426)	$5,312	$(539)	$37,194	$(2,965)

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

NOTE 4—LOANS

Loans at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Loans that are not PCI loans
Construction and land development	$213,975	$113,710
Commercial real estate:
Nonfarm, nonresidential	218,149	114,852
Other	5,671	10,350
Residential real estate:
Closed-end 1-4 family	128,693	98,615
Other	72,737	39,851
Commercial and industrial	68,693	36,397
Consumer and other	7,442	8,250

Loans before net deferred loan fees	715,360	422,025
Deferred loan fees, net	(873)	(721)

Total loans that are not PCI loans	714,487	421,304

PCI loans
Construction and land development	$78	$—
Commercial real estate:
Nonfarm, nonresidential	1,830	—
Other	532	—
Residential real estate:
Closed-end 1-4 family	842	—
Other	152	—
Commercial and industrial	1,352	—
Consumer and other	2	—

Total PCI loans	4,788	—

Allowance for loan losses	(5,883)	(4,900)

Total loans, net of allowance for loan losses	$713,392	$416,404

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ending September 30, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ending September 30, 2014
Allowance for loan losses:
Beginning balance	$1,910	$1,740	$1,560	$508	$53	$5,771
Provision for loan losses	231	173	192	72	(4)	664
Loans charged-off	—	(540)	(11)	(4)	—	(555)
Recoveries	—	—	3	—	—	3

Total ending allowance balance	$2,141	$1,373	$1,744	$576	$49	$5,883

There was no allowance for loan losses for PCI loans for the three months ended September 30, 2014 or for the three months ended September 30, 2013.

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors. The impact of the three months ended activity based allowance disclosures was not material to the Company’s results of operations during the three months ended September 30, 2013.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine month periods ending September 30, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ending September 30, 2014
Allowance for loan losses:
Beginning balance	$1,552	$1,511	$1,402	$337	$98	$4,900
Provision for loan losses	589	402	304	243	(49)	1,489
Loans charged-off	—	(540)	(11)	(4)	—	(555)
Recoveries	—	—	49	—	—	49

Total ending allowance balance	$2,141	$1,373	$1,744	$576	$49	$5,883

Nine Months Ending September 30, 2013
Allowance for loan losses:
Beginning balance	$1,342	$1,267	$893	$275	$206	$3,983
Provision for loan losses	243	20	119	131	(56)	457
Loans charged-off	—	—	(107)	—	—	(107)
Recoveries	—	—	99	—	—	99

Total ending allowance balance	$1,585	$1,287	$1,004	$406	$150	$4,432

There was no allowance for loan losses for PCI loans for the nine months ended September 30, 2014 or for the nine months ended September 30, 2013.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$39	$—	$39
Collectively evaluated for impairment	2,141	1,373	1,744	537	49	5,844
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,141	$1,373	$1,744	$576	$49	$5,883

Loans:
Individually evaluated for impairment	$—	$835	$—	$59	$—	$894
Collectively evaluated for impairment	213,975	222,985	201,430	68,634	7,442	714,466
Purchased credit-impaired loans	78	2,362	994	1,352	2	4,788

Total ending loans balance	$214,053	$226,182	$202,424	$70,045	$7,444	$720,148

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$455	$93	$—	$—	$548
Collectively evaluated for impairment	1,552	1,056	1,309	337	98	4,352
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$1,552	$1,511	$1,402	$337	$98	$4,900

Loans:
Individually evaluated for impairment	$—	$3,361	$1,262	$—	$—	$4,623
Collectively evaluated for impairment	113,710	121,841	137,204	36,397	8,250	417,402
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending loans balance	$113,710	$125,202	$138,466	$36,397	$8,250	$422,025

Loans collectively evaluated for impairment reported at September 30, 2014 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. Management evaluated these loans for credit deterioration since acquisition and determined that no allowance for loan losses was necessary at September 30, 2014.

The following table presents information related to impaired loans by class of loans as of September 30, 2014 and December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	—	—	—
Commercial and industrial	59	59	39

Subtotal	59	59	39

Total	$2,481	$894	$39

December 31, 2013
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$1,986	$1,986	$—
Residential real estate:
1-4 family	36	36	—

Subtotal	2,022	2,022	—

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,480	$1,375	$455
Residential real estate:
1-4 family	1,687	1,226	93

Subtotal	4,167	2,601	548

Total	$6,189	$4,623	$548

The following table presents the average recorded investment of impaired loans by class of loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Recorded Investment	2014	2013	2014	2013
With no allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate:
Nonfarm, nonresidential	211	—	71	—
Residential real estate:
1-4 family	—	36	—	36

Subtotal	211	36	71	36

With an allowance recorded:
Construction and land development	—	$74	—	73
Commercial real estate:
Nonfarm, nonresidential	1,194	1,375	837	1,375
Residential real estate:
1-4 family	—	1,226	476	1,226
Commercial and industrial	64	—	65	20

Subtotal	1,258	2,675	1,378	2,694

Total	$1,469	$2,711	$1,449	$2,730

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	Nonaccrual	Loans Past Due Over 90 Days
September 30, 2014
Commercial real estate:
Nonfarm, nonresidential	$1,628	$—
Other	532	—
Residential real estate:
Closed-end1-4 family	337	411
Other	42	—
Construction and land development	78	—
Commercial and industrial	287	41

Total	$2,904	$452

December 31, 2013
Commercial real estate:
Nonfarm, nonresidential	$1,375	$—
Residential real estate:
1-4 family	1,226	—

Total	$2,601	$—

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2014
Construction and land development	$—	$—	$78	$78	$213,897	$213,975
Commercial real estate:
Nonfarm, nonresidential	—	—	1,628	1,628	216,521	218,149
Other	—	—	532	532	5,139	5,671
Residential real estate:
Closed-end 1-4 family	861	—	748	1,609	127,084	128,693
Other	—	—	42	42	72,695	72,737
Commercial and industrial	—	32	328	360	68,333	68,693
Consumer and other	1	—	—	1	7,441	7,442

	$862	$32	$3,356	$4,250	$711,110	$715,360

			Greater
	30-59 Days Past Due	60-89 Days Past Due	Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Construction and land development	$—	$—	$—	$—	$113,710	$113,710
Commercial real estate:
Nonfarm, nonresidential	1,985	—	1,375	3,360	111,492	114,852
Other	—	—	—	—	10,350	10,350
Residential real estate:
Closed end 1-4 family	245	—	1,226	1,471	97,144	98,615
Other	—	—	—	—	39,851	39,851
Commercial and industrial	—	—	—	—	36,397	36,397
Consumer and other	—	—	—	—	8,250	8,250

	$2,230	$—	$2,601	$4,831	$417,194	$422,025

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Total
September 30, 2014
Construction and land development	$213,772	$125	$78	$213,975
Commercial real estate:
Nonfarm, nonresidential	214,202	726	3,221	218,149
Other	5,142	—	529	5,671
Residential real estate:
Closed-end 1-4 family	125,676	355	2,662	128,693
Other	72,502	87	148	72,737
Commercial and industrial	66,462	886	1,345	68,693
Consumer and other	7,442	—	—	7,442

	$705,198	$2,179	$7,983	$715,360

	Pass	Special Mention	Substandard	Total
December 31, 2013
Construction and land development	$113,710	$—	$—	$113,710
Commercial real estate:
Nonfarm, nonresidential	110,938	—	3,914	114,852
Other	10,350	—	—	10,350
Residential real estate:
1-4 family	96,823	—	1,792	98,615
Other	39,851	—	—	39,851
Commercial and industrial	36,397	—	—	36,397
Consumer and other	8,250	—	—	8,250

	$416,319	$—	$5,706	$422,025

Purchased Credit-impaired (“PCI”) loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

September 30, 2014
Contractually required principal and interest	$7,535
Non-accretable difference	(1,629)

Cash flows expected to be collected	5,906
Accretable yield	(1,118)

Carrying value of acquired loans	4,788
Allowance for loan losses	—

Carrying value less allowance for loan losses	$4,788

For the three and nine months ended September 30, 2014, the Company recognized $120 in accretion income from the accretable yield related to acquired PCI loans.

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 5—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$398,161	$348,121
Other	4,473	5,088

The components of net loan servicing fees for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loan servicing fees, net:
Loan servicing fees	$253	$217	$720	$584
Amortization of loan servicing fees	(180)	(326)	(547)	(991)
Decrease in impairment	—	90	—	90

Total	$73	$(19)	$173	$(317)

The fair value of servicing rights was estimated by management to be approximately $4,104 at September 30, 2014. Fair value for 2014 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.1%. At December 31, 2013, the fair value of servicing rights was estimated by management to be approximately $3,714. Fair value for 2013 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 8.8%.

The weighted average amortization period is 6.66 years. Estimated amortization expense for each of the next three years is:

2014	$444
2015	444
2016	444

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 2,500 warrants exercised during the nine months ended September 30, 2013, for which the Company received cash proceeds of $30. The exercised warrants had an intrinsic value of $3 at the date of exercise. No warrants have been exercised during 2014. At September 30, 2014, there were 31,877 outstanding warrants associated with the 2010 offering.

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

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. In June 2014, shareholders approved to amend the Plan to increase the number of authorized shares to 2,000,000. At September 30, 2014, there were 604,551 authorized shares available for issuance.

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

On the date of the merger, 322,300 MidSouth common stock options were converted into 137,280 options to purchase shares of FFN common stock with an exercise price of $8.57 per option pursuant to the terms of the merger agreement (see Note 2). Using the Black-Scholes option valuation model, the grant date fair value was estimated to be $6.31 per converted option based on the $14.50 fair value per share of FFN common stock at July 1, 2014.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	September 30, 2014	September 30, 2013
Risk-free interest rate	1.81%	1.65%
Expected term	5.9 years	7.5 years
Expected stock price volatility	10.85%	12.63%
Dividend yield	0.23%	0.99%

The weighted average fair value of options granted for the nine months ended September 30, 2014 and 2013 were $4.12 and $1.92, respectively.

A summary of the activity in the stock option plans for the nine months ended September 30, 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	946,644	$11.27	6.81	$1,635
Granted	316,960	11.36
Exercised	(6,508)	8.63
Forfeited, expired, or cancelled	(19,134)	11.71

Outstanding at period end	1,237,962	$11.30	6.93	$2,076

Vested or expected to vest	1,176,064	$11.30	6.93	$1,972
Exercisable at period end	807,599	$10.61	6.10	$1,630

As of September 30, 2014, there was $740 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan provides for the granting of restricted share awards and other performance related incentives. During 2014, the Company awarded 87,374 restricted common shares to employees of the Company. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the nine months ended September 30, 2014 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	28,685	$13.00
Granted	87,374	14.12
Vested	(9,166)	13.00
Forfeited	(3,649)	14.32

Non-vested at September 30, 2014	103,244	$13.91

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2014, there was $931 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.02 years.

NOTE 7—REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of September 30, 2014 and December 31, 2013 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Company Total Capital to risk weighted assets	$110,328	13.05%	$67,643	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$104,445	12.35%	$33,821	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$104,445	8.83%	$47,319	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$109,810	12.99%	$67,629	8.00%	$84,537	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$103,927	12.29%	$33,815	4.00%	$50,722	6.00%
Bank Tier 1 (Core) Capital to average assets	$103,927	8.79%	$47,311	4.00%	$59,139	5.00%
December 31, 2013
Company Total Capital to risk weighted assets	$74,430	14.81%	$40,209	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$69,530	13.83%	$20,105	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$69,530	9.78%	$28,449	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$73,305	14.59%	$40,192	8.00%	$50,239	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$68,405	13.62%	$20,096	4.00%	$30,144	6.00%
Tier 1 (Core) Capital to average assets	$68,405	9.62%	$28,455	4.00%	$35,569	5.00%

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

NOTE 8—FAIR VALUE

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Foreclosed assets are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Loans Held For Sale: During 2014 the Company elected the fair value option for loans held for sale to align with other accounting policies related to mortgage banking, such as mortgage banking derivatives. These loans are typically sold to an investor following loan origination and the fair value of such accounts are readily available based on direct quotes from investors or similar transactions experienced in the secondary loan market. Fair value adjustments, as well as realized gains and losses are recorded in current earnings. Fair value is determined by market prices for similar transactions adjusted for specific attributes of that loan.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$1,739	$18,073	$—
U.S. Treasury Bills	7,000	—	—
Mortgage-backed securities-residential	—	307,886	—
Mortgage-backed securities-commercial	—	6,467	—
State and political subdivisions	—	5,585	—

Total securities available for sale	$8,739	$338,011	$—

Loans held for sale	$—	$25,652	$—

Mortgage banking derivatives	$—	$368	$—

Financial Liabilities
Mortgage banking derivatives	$—	$54	$—

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$14,724	$—
Mortgage-backed securities-residential	—	253,791	—

Total securities available for sale	$—	$268,515	$—

Mortgage banking derivatives	$—	$464	$—

As of September 30, 2014, the unpaid principal balance of loans held for sale was $24,897 resulting in an unrealized gain of $755 included in gains on sale of loans. For the three and nine months ended September 30, 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, has increased $217 and $755, respectively. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2014. There were no loans held for sale carried at fair value as of December 31, 2013.

There were no transfers between level 1 and 2 during 2014 and 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Commercial and industrial	—	—	20

Foreclosed assets
Construction and land development	—	—	800

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific allocations
Real estate:
Residential	$—	$—	$1,133
Commercial	—	—	920

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $59, with a valuation allowance of $39 at September 30, 2014, resulting in provision for loan losses totaling ($7) and $39 for the three and nine month periods ending September 30, 2014. At December 31, 2013, impaired loans with specific allocations had a carrying amount of $2,601, with a valuation allowance of $548. For the three and nine months ended September 30, 2013, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,690 and $181 as of September 30, 2014 and December 31, 2013, respectively. There were no properties at September 30, 2014 that had required write-downs to fair value resulting in no write downs for the three and nine month periods ending September 30, 2014. Foreclosed assets measured at fair value less costs to sell were written down to fair value resulting in a write-down of $190 for the nine month period ending September 30, 3013. There were no write downs to fair value for the three month period ending September 30, 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Foreclosed assets
Construction and land development	$800	Sales comparison	Adjustment for differences between comparable sales	0%-40%(40%)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Residential real estate	$1,133	Sales comparison	Adjustment for differences between comparable sales	3%-27%(16%)
Commercial real estate	$920	Sales comparison	Adjustment for differences between comparable sales	0%-16%(16%)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at
	Carrying Amount	September 30, 2014 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$36,657	$36,657	$—	$—	$36,657
Securities available for sale	346,750	8,739	338,011	—	346,750
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	56,293	—	55,904	—	55,904
Loans held for sale	25,652	—	25,652	—	25,652
Net loans	713,392	—	—	709,009	709,009
Restricted equity securities	5,349	n/a	n/a	n/a	n/a
Servicing rights, net	2,956	—	4,104	—	4,104
Accrued interest receivable	3,426	13	1,400	2,013	3,426
Financial liabilities
Deposits	$1,051,558	$719,293	$334,629	$—	$1,053,922
Federal funds purchased and repurchase agreements	34,238	—	34,238	—	34,238
Federal Home Loan Bank advances	33,000	—	33,181	—	33,181
Accrued interest payable	437	35	402	—	437

	Carrying Amount	Fair Value Measurements at December 31, 2013 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,217	$18,217	$—	$—	$18,217
Securities available for sale	268,515	—	268,515	—	268,515
Securities held to maturity	56,575	—	54,004	—	54,004
Loans held for sale	10,694	—	10,694	—	10,694
Net loans	416,404	—	—	415,515	415,515
Restricted equity securities	3,032	n/a	n/a	n/a	n/a
Mortgage servicing rights	2,640	—	3,714	—	3,714
Accrued interest receivable	2,396	—	1,145	1,251	2,396
Financial liabilities
Deposits	$681,300	$480,000	$202,300	$—	$682,300
Federal funds purchased and repurchase agreements	24,291	—	24,291	—	24,291
Federal Home Loan Bank advances	23,000	—	23,023	—	23,023
Accrued interest payable	222	17	205	—	222

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

(c) Restricted Equity Securities: It is not practical to determine the fair value of Federal Home Loan Bank or Federal Reserve Bank stock due to restrictions placed on its transferability.

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

NOTE 9—EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic
Net income available to common shareholders	$1,990	$985	$5,504	$3,075
Less: earnings allocated to participating securities	(27)	(8)	(57)	(11)

Net income allocated to common shareholders	$1,963	$977	$5,447	$3,064

Weighted average common shares outstanding including participating securities	7,737,710	3,704,437	5,840,620	3,655,722
Less: Participating securities	(105,129)	(30,105)	(60,840)	(13,564)

Average shares	7,632,581	3,674,332	5,779,780	3,642,158

Basic earnings per common share	$0.26	$0.27	$0.94	$0.84

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted
Net income allocated to common shareholders	$1,963	$977	$5,447	$3,064
Weighted average common shares outstanding for basic earnings per common share	7,632,581	3,674,332	5,840,620	3,642,158
Add: Dilutive effects of assumed exercises of stock options	272,634	85,987	170,470	105,052
Add: Dilutive effects of assumed exercises of stock warrants	7,559	2,485	5,033	2,490

Average shares and dilutive potential common shares	7,912,774	3,762,804	6,016,123	3,749,700

Dilutive earnings per common share	$0.25	$0.26	$0.91	$0.82

For the three months ended September 30, 2013, stock options for 57,952 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 274,132 and 57,952 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2014 and 2013 because they were antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 15, 2014, which includes additional information about critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. All amounts are in thousands, except per share data or unless otherwise indicated.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

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

Purchased loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the MidSouth acquisition, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the MidSouth transaction and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by MidSouth for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

Overview

The Company reported net income of $2,015 and $5,579 for the three and nine months ended September 30, 2014, respectively, compared to $1,010 and $3,158 for the three and nine months ended September 30, 2013. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and nine months ended September 30, 2014 was $1,990 and $5,504, respectively, compared to $985 and $3,075 for the same periods in 2013. The primary reason for the increase in net earnings available to common shareholders for the three and nine months ended September 30, 2014, was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios over the same periods in 2013 and due to the acquisition of MidSouth Bank (“MidSouth”), which added $184.3 million in loans and $57.4 million in securities available for sale, after considering the effect of purchase accounting entries.

MidSouth Bank Acquisition

The acquisition of MidSouth increased the Company’s total revenue by approximately $3,401 and increased net income before taxes by approximately $1,383 for both the three- and nine-month periods ended September 30, 2014. The earnings growth was offset somewhat by an increase in non-interest expenses related to the Company’s acquisition of MidSouth. Salaries expense totaled $6,144 and $13,494 for the three and nine months ended September 30, 2014, compared to $3,339 and $9,830 for the same periods in 2013, an increase of $2,805 and $3,664 between the respective periods, most of which is attributed to the addition of the MidSouth personnel. Expenses related to the Company’s acquisition of MidSouth totaled $603 and $853 for the three and nine months ended September 30, 2014, respectively. These expenses were related to the systems conversions and various professional fees for legal, accounting and investment banking consultants. These and other factors that contributed to the Company’s earnings results for the periods indicated are discussed in more detail below.

On July 1, 2014, the acquisition of MidSouth was completed, expanding the Company’s presence in in the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area, specifically in the Rutherford County market. Headquartered in Murfreesboro, Tennessee and founded in 2004, MidSouth had five branches located throughout Rutherford County, which is adjacent to Williamson County. As of June 30, 2014, MidSouth had total assets of $281 million, total loans of $192 million and total deposits of $244 million. MidSouth held a loan portfolio that was primarily comprised of real estate loans. Immediately prior to the closing of the acquisition, for the six-month period ended June 30, 2014, MidSouth’s balance of nonperforming loans totaled 1.82% and net recoveries to average loans, on an annualized basis, was 0.17%.

As a result of the MidSouth acquisition, the Company:

•	grew consolidated total assets from $872 million to $1.17 billion as of July 1, 2014, after giving effect to purchase accounting;

•	increased total loans from $502 million to $686 million as of July 1, 2014;

•	increased total deposits from $747 million to $989 million as of July 1, 2014; and

•	expanded its employee base from 126 full time equivalent employees to 227 full time equivalent employees as of July 1, 2014.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three and nine months ended September 30, 2014, totaled $11,127 and $25,570, respectively, compared to $5,385 and $14,657 for the same periods in 2013, an increase of $5,742 and $10,913 between the respective periods. For the three and nine months ended September 30, 2014, interest income increased $6,354 and $12,139, respectively, due to growth in both the loan and investment securities portfolios, offset by increases in interest expense totaling $612 and $1,226 as a result of increases in both interest-bearing deposits and borrowings.

Interest-earning assets averaged $1,143,401 and $938,406 during the three and nine months ended September 30, 2014 compared to $614,222 and $592,991 for the same periods in 2013, an increase of $529,179 and $345,415, or 86.2% and 58.2%, respectively. This increase was due primarily to the recent acquisition of MidSouth. Average loans increased 94.8% and 63.5% and investment securities increased 64.5% and 51.3% for the three and nine months ended September 30, 2014 and 2013, respectively. The yield on average interest-earning assets increased 27 basis points to 4.23% during the nine month period ending September 30, 2014, compared to 3.96% for the same period in 2013. For the three months ended September 30, 2014 and 2013, the yield on average interest earning assets increased 31 basis points to 4.40% compared to 4.09% for the same period during 2013. A decrease in the yield on average loans between the nine month periods was more than offset by an increase in the yield on average securities available for sale between the periods. For the three months ended September 30, 2014 and 2013, the yield on available for sale securities was 2.45% and 1.78%, respectively. The primary driver for the increase was the slowing of prepayment amortization during the three months ended September 30, 2014, as compared to the same period during 2013. During the three months ended September 30, 2014, prepayment amortization of available for sale securities was $828, which represented a yield reduction of 102 basis points. During the three months ended September 30, 2013, prepayment amortization of available for sale securities was $927, which represented a yield reduction of 196 basis points. For the nine months ended September 30, 2014 and 2013, the yield on available for sale securities was 2.62% and 1.51%, respectively. The primary driver for the increase was the slowing of prepayment amortization during the nine months ended September 30, 2014, as compared to the same period during 2013. During the nine months ended September 30, 2014, prepayment amortization of available for sale securities was $1,942, which represented a yield reduction of 88 basis points. During the nine months ended September 30, 2013, prepayment amortization of available for sale securities was $3,263, which represented a yield reduction of 227 basis points.

Interest-bearing liabilities averaged $952,871 and $797,635 during the three and nine month periods ending September 30, 2014 compared to $522,695 and $506,179 for the same periods in 2013, an increase of $430,176 and $291,456, or 82.3% and 57.6%, respectively. Total average interest-bearing deposits grew $270,627 and $107,975, including increases in average brokered Certificates of deposit outstanding of $58,492 and $44,051 for the three and nine month periods ending September 30, 2014 as compared to the same periods during 2013. Rapid growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $7,728 and $14,454. Average federal funds purchased increased $604 for the nine month period ending September 30, 2014 and decreased $13,576 for the three month period ending September 30, 2014 as compared to the same periods during 2013. The decrease in average fed funds purchased for the three month period was due to the timing of funding received from the MidSouth acquisition and the addition of public fund deposits. The cost of average interest-bearing liabilities decreased seven basis points to 0.69% during the nine months ended September 30, 2014, compared to 0.76% for the same period in 2013. This favorable decline was primarily due to decreases in the rates paid on money market accounts and time deposits. The effect of the $291,456 increase in average interest-bearing liabilities, offset somewhat by the seven basis points decrease in cost of average interest-bearing liabilities, resulted in the $1,226 increase in interest expense between the two nine month periods. For the three month periods ending September 30, 2014 and 2013, the cost of average interest-bearing liabilities decreased seven basis points to 0.65% from 0.72%. The decline was primarily due to decreases in the cost of funds for money market and time deposit accounts that offset increases in the rates paid on brokered certificates of deposit, Federal Home Loan Bank advances, and federal funds purchased. The $430,176 increase in average interest-bearing liabilities for the three month period ending September 30, 2014, as compared to the same period during 2013, resulted in an increase in interest expense of $612 between the two three-month periods.

(This space intentionally left blank)

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three-and nine-month periods ended September 30, 2014 and 2013:

Average Balances (7)—Yields & Rates

(Dollars are in thousands)

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$719,155	$10,168	5.61%	$369,112	$5,186	5.57%
Securities available for sale (6)	324,574	2,007	2.45%	189,255	847	1.78%
Securities held to maturity	57,611	407	2.80%	43,169	268	2.46%
Certificates of deposit at other financial institutions	250	1	1.59%	—	—	0.00%
Federal funds sold and other (2)	41,811	109	1.03%	12,686	37	1.15%

TOTAL INTEREST EARNING ASSETS	$1,143,401	$12,692	4.40%	$614,222	$6,338	4.09%
Allowance for loan losses	(5,862)			(4,318)
All other assets	60,508			25,203

TOTAL ASSETS	$1,198,047			$635,107
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$190,294	$111	0.23%	$93,114	$67	0.29%
Money market	355,488	567	0.63%	215,736	415	0.76%
Savings	27,253	32	0.47%	14,500	18	0.49%
Time deposits	322,329	736	0.91%	151,242	374	0.98%
Federal Home Loan Bank advances	33,065	80	0.96%	25,337	29	0.45%
Federal funds purchased and other (3)	24,442	39	0.63%	22,766	50	0.88%

TOTAL INTEREST BEARING LIABILITIES	$952,871	$1,565	0.65%	$522,695	$953	0.72%
Demand deposits	128,982			59,643
Other liabilities	2,290			1,868
Total shareholders’ equity	113,904			50,901

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,198,047			$635,107
NET INTEREST SPREAD (4)			3.75%			3.37%
NET INTEREST INCOME		$11,127			$5,385
NET INTEREST MARGIN (5)			3.86%			3.48%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

Average Balances (7)—Yields & Rates

(Dollars are in thousands)

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$552,157	$22,466	5.44%	$337,810	$14,434	5.71%
Securities available for sale (6)	295,602	5,793	2.62%	191,982	2,170	1.51%
Securities held to maturity	58,522	1,199	2.74%	42,062	821	2.60%
Certificates of deposit at other financial institutions	84	2	3.18%	—	—	0.00%
Federal funds sold and other (2)	32,041	230	0.96%	21,137	126	0.79%

TOTAL INTEREST EARNING ASSETS	$938,406	$29,690	4.23%	$592,991	17,551	3.96%
Allowance for loan losses	(5,466)			(4,178)
All other assets	39,574			23,496

TOTAL ASSETS	$972,514			$612,309
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$191,248	$408	0.29%	$116,067	$283	0.33%
Money market	280,870	1,465	0.70%	215,939	1,313	0.81%
Savings	22,572	83	0.49%	12,528	46	0.49%
Time deposits	253,191	1,852	0.98%	132,721	1,091	1.10%
Federal Home Loan Bank advances	28,791	189	0.88%	14,337	67	0.62%
Federal funds purchased and other (3)	20,962	123	0.78%	14,587	94	0.86%

TOTAL INTEREST BEARING LIABILITIES	$797,635	$4,120	0.69%	$506,179	$2,894	0.76%
Demand deposits	84,908			52,707
Other liabilities	4,905			1,849
Total shareholders’ equity	85,066			51,574

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$972,514			$612,309
NET INTEREST SPREAD (4)			3.54%			3.20%
NET INTEREST INCOME		$25,570			$14,657
NET INTEREST MARGIN (5)			3.64%			3.30%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended September 30, 2014 versus September 30, 2013
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$4,918	$64	$4,982
Securities available for sale	607	554	1,161
Securities held to maturity	89	49	138
Certificates of deposit at other financial institutions	1	—	1
Federal funds sold and other	85	(13)	72

TOTAL INTEREST INCOME	$5,700	$654	$6,354

INTEREST EXPENSE
Deposits
Interest checking	$70	$(26)	$44
Money market accounts	269	(117)	152
Savings	16	(2)	14
Time deposits	423	(61)	362
Federal Home Loan Bank advances	9	42	51
Other borrowed funds	4	(15)	(11)

TOTAL INTEREST EXPENSE	$791	$(179)	$612

NET INTEREST INCOME	$4,909	$833	$5,742

	Net change nine months ended September 30, 2014 versus September 30, 2013
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$9,159	$(1,127)	$8,032
Securities available for sale	1,172	2,450	3,622
Securities held to maturity	334	11	345
Certificates of deposit at other financial institutions	2	—	2
Federal funds sold and other	47	91	138

TOTAL INTEREST INCOME	$10,714	$1,425	$12,139

INTEREST EXPENSE
Deposits
Interest checking	$183	$(58)	$125
Money market accounts	395	(243)	152
Savings	37	—	37
Time deposits	990	(229)	761
Federal Home Loan Bank advances	68	54	122
Other borrowed funds	41	(12)	29

TOTAL INTEREST EXPENSE	$1,714	$(488)	$1,226

NET INTEREST INCOME	$9,000	$1,913	$10,913

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

The provision for loan losses was $664 and $225 for the three months ended September 30, 2014 and 2013, respectively, and $1,489 and $457 for the nine months ended September 30, 2014 and 2013, respectively. The higher provision for the nine months ended September 30, 2014, compared to the same period in 2013 is due primarily to higher loan growth during the three and nine months ended September 30, 2014, compared to the same periods in 2013. Nonperforming loans at September 30, 2014 totaled $3,356 compared to $2,601 at December 31, 2013, representing 0.5% and 0.6% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2014 was $3,274 and $7,125 compared to $1,317 and $5,182 for the same periods in 2013. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Service charges on deposit accounts	$13	$12	$1	8.3%
Other service charges and fees	600	270	330	122.2%
Net gains on sale of loans	1,875	714	1,161	162.6%
Loan servicing fees, net	73	(19)	92	484.2%
Gain on sale of investment securities, net	22	—	22	100.0%
Net gain (loss) on sale of foreclosed assets	(3)	(29)	26	89.7%
Compliance consulting fees	117	124	(7)	(5.6%)
Other	577	245	332	135.5%

Total non-interest income	$3,274	$1,317	$1,957	148.6%

	Nine Months Ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Service charges on deposit accounts	$37	$39	$(2)	(5.1%)
Other service charges and fees	1,149	868	281	32.4%
Net gains on sale of loans	4,226	3,611	615	17.0%
Loan servicing fees, net	173	(317)	490	154.6%
Gain on sale of investment securities, net	93	78	15	19.2%
Net gain (loss) on sale of foreclosed assets	28	(250)	278	111.2%
Compliance consulting fees	412	457	(45)	(9.8%)
Other	1,007	696	311	44.7%

Total non-interest income	$7,125	$5,182	$1,943	37.5%

Other service charges and fees for the nine months ending September 30, 2014 increased $281, or 32.4%, from the same period in 2013 due primarily to the MidSouth acquisition, which contributed to increases in ATM fees and investment management fees. Net gains on the sale of loans include net gains realized from the sales of mortgage loans and Small Business Administration (“SBA”) loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the nine months ending September 30, 2014 were $4,226, an increase of $615, or 17.0%, from the same period in 2013. The increase was primarily due to the growth in mortgage loan volumes during 2014 and from the addition of the mortgage lending team from the MidSouth acquisition. Residential refinancing activity that began to surge during the second half of 2011 in response to historically low interest rates remained significant into 2013 but began to decrease in the second half of that year. Net gains for the three months ending September 30, 2014 were $1,875, an increase of $1,161, or 162.6%, from the same period during 2013. The increase was primarily due to volume of mortgage loans originated and the sales related to those loans.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of mortgage servicing rights. These mortgage servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the three and nine months ending September 30, 2014, net loan servicing fees were $73 and $173 compared to ($19) and ($317) for the three and nine months ending September 30, 2013. The favorable increase to loan servicing fees was primarily related to a decrease in amortization as a result of a decrease in residential refinancing activity.

Net gain (loss) on foreclosed assets consists of gains or losses on the sale of Other Real Estate Owned (“OREO”) properties and other foreclosed assets and valuation adjustments against the carrying costs of foreclosed assets. For the nine months ended September 30, 2014, there was a gain on the sale of OREO of $28 compared to a loss of $250 for the nine months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, there were net losses of $3 and $29, respectively.

Compliance consulting fees are from activities engaged by Banc Compliance Group, Inc., a wholly-owned subsidiary of Franklin Financial Network, Inc. (the “Banc Compliance Group”). These fees are consulting fees paid by banking institutions unaffiliated with the Company for the services provided by Banc Compliance Group. The loss of one client contributed to the slight decline in these fees during the periods presented.

Non-interest Expense

Non-interest expense for the three and nine months ended September 30, 2014 was $10,389 and $21,959 compared to $4,842 and $14,279 for the same periods in 2013. This increase was the result of the following components listed in the table below (in thousands):

	Three Months Ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Salaries and employee benefits	$6,144	$3,339	$2,805	84.0%
Occupancy and equipment	1,443	666	777	116.7%
FDIC assessment expense	181	101	80	79.2%
Marketing	224	70	154	220.0%
Professional fees	961	79	882	1116.5%
Other	1,436	587	849	144.6%

Total non-interest expense	$10,389	$4,842	$5,547	114.6%

	Nine Months Ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Salaries and employee benefits	$13,494	$9,830	$3,664	37.3%
Occupancy and equipment	3,238	1,990	1,248	62.7%
FDIC assessment expense	420	254	166	65.4%
Marketing	470	193	277	143.5%
Professional fees	1,594	322	1,272	395.0%
Other	2,743	1,690	1,053	62.3%

Total non-interest expense	$21,959	$14,279	$7,680	53.8%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth during this time. Two primary increases for the three and nine months ending September 30, 2014, were in salaries and occupancy, as the Bank has added six branches, five of which were added with the acquisition of MidSouth, and expanded its headquarters offices in downtown Franklin, Tennessee from one period to the next. Staffing increased from 123 full-time equivalent employees as of September 30, 2013, to 228 as of September 30, 2014. The increased staffing is due to the retention of the majority of the MidSouth employees to continue to support the branches as well as additional operational staff needed to handle the growth in loans and deposits.

The increase in professional fees during the nine months ending September 30, 2014, is primarily from fees associated with the acquisition of MidSouth. These expenses totaled $1,594 for the nine months ended September 30, 2014, compared to $322 for the same period in 2013, and included consulting fees and various legal and accounting fees. For the three months ended September 30, 2014, professional fees increased to $961, an increase of $882, or 1116.5%, from the same period during 2013. The increase for the three months ended September 30, 2014 as compared to the same period during 2013 can be attributed to expenses associated with the acquisition of MidSouth and various consulting, legal, and accounting fees.

Income Tax Expense

The Company recognized an income tax expense for the three and nine months ended September 30, 2014, of $1,333 and $3,668, respectively, compared to $625 and $1,945 for three and nine months ended September 30, 2013, respectively. The Company’s year-to-date income tax expense for the period ended September 30, 2014 reflects an effective income tax rate of 39.7% compared to 38.1% for the same period in 2013. This increase in the effective tax rate resulted from unfavorable permanent differences arising from expenses associated with the MidSouth acquisition and from stock based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Overview

The Company’s total assets increased by $442,214, or 55.5%, from December 31, 2013 to September 30, 2014. The increase in total assets has primarily been the result of the acquisition of MidSouth along with growth in the loan portfolio. In addition, a portion of the proceeds from a private placement of the Company’s common stock in September 2013, were used to increase capital at the Bank and to support continued earnings growth at the Bank through purchases of investment securities and the funding of loans.

The MidSouth acquisition added approximately $293,830 of assets and $252,736 of liabilities to the Company’s consolidated balance sheet as of the acquisition date. The Company issued approximately 2.8 million common shares as purchase consideration in connection with the acquisition which added approximately $41,094 to consolidated shareholders’ equity at the transaction date.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at September 30, 2014 and December 31, 2013 were $719,275 and $421,304, respectively, an increase of $297,971, or 70.7%. This growth in the loan portfolio is due to the acquisition of MidSouth, increased market penetration and a healthy local economy, as well as the addition of experienced lending officers.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	September 30, 2014		December 31, 2013
	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Residential	$201,430	28.0%	$138,466	32.8%
Construction and land development	213,975	29.7%	113,710	26.9%
Commercial	223,820	31.1%	125,202	29.7%
Commercial and industrial	68,693	9.7%	36,397	8.6%
Consumer and other	7,442	1.0%	8,250	2.0%

Total loans—gross, excluding PCI loans	715,360	99.3%	422,025	100.0%

Types of Loans	September 30, 2014		December 31, 2013
	Amount	% of Total Loans	Amount	% of Total Loans
Total PCI loans (note 1)
Real estate:
Residential	$994	0.1%	$—	—%
Construction and land development	78	NM	—	—%
Commercial	2,362	0.3%	—	—%
Commercial and industrial	1,352	0.2%	—	—%
Consumer and other	2	NM	—	—%

Total loans—gross PCI loans	4,788	0.7%	—	—%

Total gross loans	720,148	100.0%	422,025	100.0%

Less: deferred loan fees, net	(873)		(721)
Allowance for loan losses	(5,883)		(4,900)

Total loans, net allowance for loan losses	$713,392		416,404

note 1: PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased 70.6% during the first nine months of 2014, primarily due to completing the acquisition of MidSouth, which initially added $184.3 million to the Company’s loan portfolio, after applying purchase accounting adjustments. During this period, the Company experienced growth in real estate loans of 70.3% with the majority of the growth occurring in the construction and land development (88.2%), commercial real estate (78.9%) and residential real estate (46.2%) segments. The Company also experienced strong growth of 92.4% in the commercial and industrial segment during the first nine months of 2014.

Real estate loans comprised 89.2% of the loan portfolio at September 30, 2014. All three categories of real estate loans, residential, construction and land development and commercial real estate, were nearly equal in their respective percentages of the total portfolio. The largest portion of this portfolio as of September 30, 2014, was commercial real estate loans, which totaled 34.9% of real estate loans. Commercial real estate loans totaled $226,182 at September 30, 2014, and comprised 31.4% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans increased 46.2% during the first nine months of 2014 and comprised 31.7% of real estate loans and 28.1% of total loans at September 30, 2014.

Construction and land development loans totaled $214,053 at September 30, 2014, and comprised 33.5% of real estate loans and 29.7% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial and industrial loans grew 92.4% during the first nine months of 2014, primarily due to the acquisition of MidSouth and comprised 9.7% of total loans at September 30, 2014, as compared to 8.6% as of December 31, 2013. The commercial and industrial classification primarily consists of commercial loans to small-to-medium sized businesses.

The repayment of loans is a source of additional liquidity for us. The following table sets forth the loans maturing within specific intervals at September 30, 2014, excluding unearned net fees and costs.

Loan Maturity Schedule

	September 30, 2014
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Residential	$20,864	$99,693	$81,867	$202,424
Construction and land development	163,857	34,175	16,021	214,053
Commercial	23,243	96,153	106,786	226,182
Commercial and industrial	21,323	39,656	9,066	70,045
Consumer and other	2,458	4,472	514	7,444

Total	$231,745	$274,149	$214,254	720,148

Fixed interest rate	$121,014	$236,260	$109,963	$467,237
Variable interest rate	110,731	37,889	104,291	252,911

Total	$231,745	$274,149	$214,254	$720,148

The information presented in the above table is based upon the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity structure of the loan portfolio.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that management believes is adequate to absorb the probable incurred losses inherent in the Company’s loan portfolio. The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs net of recoveries of prior period loan charge-offs. The level of the allowance is determined on a quarterly basis, although management is engaged in monitoring the adequacy of the allowance on a more frequent basis. In estimating the allowance balance, the following factors are considered:

•	past loan experience;

•	the nature and volume of the portfolio;

•	risks known about specific borrowers;

•	underlying estimated values of collateral securing loans;

•	current and anticipated economic conditions; and

•	other factors which may affect the allowance for probable incurred losses.

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

The following loan portfolio segments have been identified: (1) Construction and land development loans, (2) Commercial real estate loans, (3) Residential real estate, (4) Commercial and industrial loans, and (5) Consumer and other loans. Management evaluates the risks associated with these segments based upon specific characteristics associated with the loan segments. These risk characteristics include, but are not limited to, the value of the underlying collateral, adverse economic conditions, and the borrower’s cash flow. While the total allowance consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio.

In the table below, the components, as discussed above, of the allowance for loan losses are shown at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013			increase (decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$539,595	$5,844	1.08%	$417,402	$4,352	1.03%	$122,193	$1,492	5 bps
MidSouth loans (note 1)	174,871	—	—%	—	—	—%	174,871	—	—
Impaired loans	894	39	4.36%	4,623	548	1.19%	(3,729)	(509)	317 bps

Non-PCI loans	715,360	5,883	0.82%	422,025	4,900	1.16%	293,335	983	-34 bps
PCI loans	4,788	—		—	—		4,788	—	—

Total loans	$720,148	$5,883	0.82%*	$422,025	$4,900	1.16%	$298,123	$983	-34 bps

*	The significant decrease in this ratio compared to the prior period end is primarily due to the addition of the MidSouth loans, since the MidSouth loans were purchased at discounts.

note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $7,347, or approximately 3.8% of the outstanding aggregate loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on July 1, 2014, no allowance for loan loss was recorded at September 30, 2014 related to the acquired loans.

At September 30, 2014, the allowance for loan losses was $5,883, compared to $4,900 at December 31, 2013. The allowance for loan losses as a percentage of total loans was 0.82% and 1.16% at September 30, 2014 and December 31, 2013, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount. The decrease in the allowance for loan losses as a percentage of total loans is due to the required accounting for bank mergers and acquisitions which requires banks to use purchase accounting and to record transactions at fair value. Therefore, the loans acquired through the merger have been evaluated and a fair value adjustment was recorded. A portion of the fair value adjustment included a credit valuation allowance and any additional loan loss reserve needed for these loans was included in the fair value adjustment.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Beginning balance	$4,900	$3,983
Loans charged-off:
Residential real estate	12	(107)
Construction & land development	—	—
Commercial real estate	540	—
Commercial & industrial	4	—
Consumer	—	—

Total loans charged-off	556	(107)
Recoveries on loans previously charged-off:
Residential real estate	50	99
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loan recoveries	50	99
Net recoveries (charge-offs)	(506)	(8)
Provision for loan losses charged to expense	1,489	457

Total allowance at end of period	$5,883	$4,432

Total loans, gross, at end of period (1)	$720,148	$378,622

Average gross loans (1)	$541,105	$326,150

Allowance to total loans	0.82%	1.17%

Net charge-offs (recoveries) to average loans, annualized	0.13%	0.00%

(1)	Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30, 2014			December 31, 2013
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	% of Allowance to Total	% of loan Type to Total Loans
Real estate loans:
Residential	$1,744	29.7%	28.1%	$1,402	28.6%	32.8%
Construction and land development	2,141	36.4%	30.0%	1,497	30.5%	26.9%
Commercial	1,373	23.3%	31.1%	1,566	32.0%	29.7%
Total real estate	5,258	89.4%	89.2%	4,465	91.1%	89.4%
Commercial and industrial	576	9.8%	9.8%	337	6.9%	8.6%
Consumer and other	49	0.8%	1.0%	98	2.0%	2.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure). Loans are placed on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of September 30, 2014 totaled $2,904. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. There were outstanding loans totaling $452 that were past due 90 days or more and still accruing interest at September 30, 2014.

The table below summarizes non-performing loans and assets for the periods presented.

	September 30, 2014	December 31, 2013
Non-accrual loans	$2,904	$2,601
Past due loans 90 days or more and still accruing interest	452	—

Total non-performing loans	3,356	2,601
Foreclosed real estate (“OREO”)	1,690	181

Total non-performing assets	5,046	2,782
Total non-performing loans as a percentage of total loans	0.5%	0.6%
Total non-performing assets as a percentage of total assets	0.4%	0.3%
Allowance for loan losses as a percentage of non-performing loans	175%	188%

As of September 30, 2014, there were 21 loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$379	13.1%	8
Construction & land development	78	2.7%	1
Commercial real estate	2,161	74.4%	7
Commercial & industrial	286	9.8%	5
Consumer	—	—	—

Total non-accrual loans	$2,904	100.0%	21

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $347,000 at September 30, 2014, compared to $268,515 at December 31, 2013, an increase of $78,485 or 29.2%. The increase in available-for-sale securities was primarily attributed to the third quarter acquisition of MidSouth.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $56,293 at September 30, 2014, compared to $56,575 at December 31, 2013, a decrease of $282 or 0.5%.

The combined portfolios represented 32.6% and 40.8% of total assets at September 30, 2014, and December 31, 2013, respectively. At September 30, 2014, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $5,349 and $3,032 at September 30, 2014, and December 31, 2013, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $13,113 at September 30, 2014 compared to $4,138 at December 31, 2013, an increase of $8,975 or 207.9%. This increase was primarily the result of the acquisition of MidSouth, which included six buildings, along with all the related furniture and equipment. Also contributing to the increase were leasehold improvements and furniture purchases related to an addition to the Company’s main office in downtown Franklin, Tennessee and the relocation of one branch in the second quarter of 2014 and another branch in the third quarter of 2014, which includes the build-out and furnishing of these newly leased offices.

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

At September 30, 2014, total deposits were $1,051,557, an increase of $370,257, or 54.3%, compared to $681,300 at December 31, 2013. Most of the growth in deposits is attributable to the acquisition of MidSouth, which added $244,415 to total deposits. Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $40,401 at December 31, 2013 to $74,628 at September 30, 2014, primarily due to the brokered deposits that were added in the acquisition of MidSouth. Time deposits excluding brokered deposits as of September 30, 2014, amounted to $191,867, compared to $257,637 as of December 31, 2013.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

September 30, 2014
Three months or less	$23,204
Three through six months	8,606
Six through twelve months	53,022
Over twelve months	59,497

Total	$144,329

Federal Funds Purchased and Repurchase Agreements

As of September 30, 2014, the Company had federal funds purchased from correspondent banks totaling $10,159 compared to $20,825 outstanding as of December 31, 2013. Securities sold under agreements to repurchase had an outstanding balance of $24,079 as of September 30, 2014, compared to $3,466 as of December 31, 2013. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At September 30, 2014, advances totaled $33,000 compared to $23,000 as of December 31, 2013.

At September 30, 2014, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2014	$14,000	0.48%
2015	2,000	0.70%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$33,000	0.97%

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of September 30, 2014, $347,000 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $58,636 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $347,846 of the total $403,293 investment securities portfolio on hand at September 30, 2014, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities.

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At September 30, 2014, the Company had unfunded loan commitments outstanding of $32,074, unused lines of credit of $202,978, and outstanding standby letters of credit of $10,964.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will remain an emerging growth company for up to five years, though it may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, it is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if total annual gross revenues equal or exceed $1 billion in a fiscal year. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, it adopts the new or revised standard at the time public companies adopt the new or revised standard. This election is irrevocable.

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

Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Interest rate risk (sensitivity) management deals with the potential impact on earnings associated with changing interest rates using various rate change (shock) scenarios. The Company’s rate sensitivity position has an important impact on earnings. Senior management monitors the Company’s rate sensitivity position throughout each month, and then the Asset Liability Committee (“ALCO”) of the Bank meets on a quarterly basis to analyze the rate sensitivity position and other aspects of asset/liability management. These meetings cover the spread between the cost of funds (primarily time deposits) and interest yields generated primarily through loans and investments, rate shock analyses, liquidity and dependency positions, and other areas necessary for proper balance sheet management.

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100, 200, 300 and 400 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending September 30, 2015, net interest income was estimated to increase 1.98% and 3.16% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 3.58% and 15.92% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of September 30, 2014.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-400	$25,473	$-16,607	-39.47%
-300	30,006	-12,074	-28.69%
-200	35,380	-6,699	-15.92%
-100	40,574	-1,506	-3.58%
Base	42,080		0.00%
+100	42,914	835	1.98%
+200	43,410	1,330	3.16%
+300	43,799	1,719	4.09%
+400	44,132	2,052	4.88%

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, changes in the shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of pay downs and maturities of loans, investments and deposits, changes in spreads between key market rates, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, these results do not include any management action that might be taken in responding to or anticipating changes in interest rates. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities, and product mix.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Form S-4 other than the additional disclosure of the risk factors listed below.

Our Limited Operating History as an Integrated Company May Make it Difficult for Investors to Evaluate our Business, Financial Condition and Results of Operations and Also Impairs Our Ability to Accurately Forecast our Future Performance

Our limited operating history as an integrated company following our merger with MidSouth on July 1, 2014 may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations. Our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and successfully identify and respond to emerging trends in our primary product lines and markets. It may also be difficult for us to evaluate trends that may affect our business and to determine whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

We Have Incurred, and Expect to Continue Incurring, Substantial Expenses Related to Our Recent Acquisition

We have incurred and expect to continue incurring, substantial expenses in connection with completing our recent acquisition of MidSouth and integrating the operations of the acquired businesses of MidSouth with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisition of MidSouth could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses of MidSouth following the completion of our recent acquisition.

Our Financial Information Reflects the Application of Purchase Accounting. Any Change in the Assumptions Used in Such Methodology Could Have a Material Adverse Effect on Our Results of Operations.

We have acquired a significant amount of our assets and assumed a significant amount of our liabilities in our acquisition of MidSouth and our combined financial results are heavily influenced by the application of purchase accounting. Purchase accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value at acquisition. If these assumptions are incorrect or our accountants or the regulatory agencies to whom we report do not concur with our judgments and require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

November 14, 2014	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.