Form 10-K
period 2014-12-31
Franklin Financial Network Inc.
filed 2015-03-11
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-193951

FRANKLIN FINANCIAL NETWORK, INC.

(Exact name of registrant as specified in its charter)

Tennessee	20-8839445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 Columbia Avenue, Franklin, Tennessee 37064

(Address of principal executive offices) (Zip Code)

615-236-2265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was $54,260,354 (computed on the basis of $12.90 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of February 28, 2015 was 7,817,385.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe, “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”), and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS.

Company Overview

We are a bank holding company headquartered in Franklin, Tennessee. Through our wholly owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 11 branches in the demographically attractive and growing Williamson and Rutherford Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our company,” “the company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

As of December 31, 2014, we had consolidated total assets of $1.36 billion, total loans, including loans held for sale, of $806 million, total deposits of $1.17 billion and total shareholders’ equity of $122 million.

Our principal executive office is located at 722 Columbia Avenue, Franklin, Tennessee 37064-2828, and our telephone number is (615) 236-2265. Our website is www.franklinsynergybank.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein.

Our History and Growth

We were formed as a Tennessee corporation in April 2007 and commenced banking operations through the newly-formed Franklin Synergy Bank in November 2007. Our shareholders are predominantly comprised of individuals, many of whom are customers of the Bank and reside in our target markets. As of December 31, 2014, individuals own over 85% of our outstanding common equity.

We were established with the objective of building a locally-managed commercial bank to service the needs of Franklin, Tennessee and the greater Williamson County area. Our mission statement is to build a legacy company by creating shareholder value, cultivating strong customer relationships and fostering an extraordinary team of directors, officers and employees. We were formed by a core management team of veteran bankers based in Middle Tennessee led by our Chairman and Chief Executive Officer, Richard Herrington. Many of our founders built Franklin Financial Corporation (which is not directly affiliated with our company), which was founded in 1988, and grew the newly-formed real estate-oriented bank to nine branches and $785 million in assets as of June 30, 2002, before announcing the sale of the bank to Fifth Third Bancorp in July 2002. Mr. Herrington and certain members of this management team subsequently joined Cumberland Bancorp (later renamed Civitas BankGroup, Inc.), a troubled Tennessee-based bank holding company, in December 2002, to lead its restructuring. The team led a dramatic improvement of Cumberland’s asset quality and profitability, by decreasing nonperforming loans to total loans from 2.25% in 2003 to 0.31% in 2006 and growing net income from $1.1 million in 2003 to $6.7 million in 2006, before it was acquired by Greene County Bancshares, Inc. in May 2007.

Since our inception and prior to acquiring MidSouth Bank (“MidSouth”) in July 2014, we have achieved significant and consistent organic growth. From December 31, 2009 to June 30, 2014 (one day before the MidSouth acquisition closed), we:

•	grew our consolidated total assets by a compound annual growth rate (“CAGR”) of 30% from $272 million to $872 million as of June 30, 2014;

•	increased our total loans, including loans held for sale, by a CAGR of 28% from $168 million to $502 million as of June 30, 2014;

•	increased our total deposits by a CAGR of 30% from $227 million to $747 million as of June 30, 2014 and achieved a number one deposit market share in Williamson County based on deposits at June 30, 2014;

•	expanded our employee base from 70 full-time equivalent employees to 126 full-time equivalent employees as of June 30, 2014; and

•	added four branches to expand our footprint to a total of six branches.

As we have grown, we have leveraged our infrastructure to improve our efficiency ratio from 93% in 2009 to 63% for the six months ended June 30, 2014. This improved efficiency has led to greater profitability, as we went from recording a loss of $0.6 million for the year ended December 31, 2009 to a profit of $5.9 million for the last twelve months ending June 30, 2014 and a 0.84% annualized return on average total assets for the six months ended June 30, 2014. In addition, from the year ended December 31, 2009 to the six months ended June 30, 2014, we increased our return on average equity from (2.8%) to 10.3%, and our return on average tangible common equity from (2.8%) to 12.1%.

We have preserved our strong credit culture while growing steadily as evidenced by our low balance of nonperforming loans, which were 0.33% of our total loans as of June 30, 2014, and quarterly net charge-offs to average loans which have averaged 0.04% from January 1, 2009 through June 30, 2014.

MidSouth Acquisition

On July 1, 2014, we completed our acquisition of MidSouth which enabled us to increase our footprint in Middle Tennessee and in the Nashville metropolitan area, specifically in the attractive Rutherford County market. The acquisition also diversified our revenue mix by expanding our retail customer base and increasing our capacity to provide wealth management services, including trust powers which we believe is a competitive advantage to drive new relationships with higher income customers. Headquartered in Murfreesboro, Tennessee and founded in 2004, MidSouth had five branches located throughout Rutherford County, which is adjacent to Williamson County. Although MidSouth operated in close proximity to us, there was no overlap of branch locations and MidSouth’s customer base complemented ours with minimal overlap.

Immediately prior to closing the acquisition, MidSouth had total assets of $281 million, total loans of $199 million, including loans held for sale, and total deposits of $244 million. MidSouth’s loan portfolio, like ours, was primarily comprised of real estate loans. For the six-month period ended June 30, 2014, MidSouth’s balance of nonperforming loans to total loans was 1.34% and net recoveries to average loans, on an annualized basis, was 0.17%.

As a result of the MidSouth acquisition, and as of July 1, 2014, the Company, after giving effect to purchase accounting:

•	grew our consolidated total assets from $872 million to $1.17 billion;

•	increased our total loans, including loans held for sale, from $502 million to $693 million;

•	increased our total deposits from $747 million to $992 million; and

•	expanded our employee base from 126 full-time equivalent employees to 227 full-time equivalent employees.

Second Half 2014 and Organic Growth

In the quarter immediately following our completion of the MidSouth acquisition, we continued to achieve organic growth as a combined company. From July 1, 2014 (after giving effect to the MidSouth acquisition) to December 31, 2014, we:

•	grew our consolidated total assets 16% from $1.17 billion to $1.36 billion as of December 31, 2014;

•	increased our total loans, including loans held for sale, 16% from $693 million to $806 million as of December 31, 2014; and

•	increased our total deposits 18% from $992 million to $1.17 billion as of December 31, 2014.

The following charts show our growth in total loans, deposits and net income as well as our annualized return on average assets since 2009.

(1)	Includes $0.6 million gain of life insurance benefits.

Our Market Opportunity

Our Market

We operate 11 branches in Williamson and Rutherford Counties within the Nashville metropolitan area. Below is a map of our branch network:

Our markets are among the most attractive, both in Tennessee, and the Southeast, and compare favorably to some of the more well-known and higher-profile markets in the U.S., although our markets are not dependent on commodity pricing. We believe that our focus on, and success in, growing market share in Williamson and Rutherford Counties will enhance our long-term value and profitability compared to financial institutions of our size in other regions of the country. As the following charts demonstrate, the markets in which we operate are characterized by strong demographics including high incomes, increasing population, a growing workforce and unemployment that tends to be below the national rate.

Source: Bureau of Labor Statistics and SNL Financial.

Note: Southeast includes AL, AR, FL, GA, MS, NC, SC, TN, VA and WV. Metrics weighted by population.

Note: Projected figures calculated from 2014 to 2019.

Note: Franklin Synergy refers to Williamson and Rutherford counties weighted by deposits.

(1)	Employment rate indexed against 2000 data.

Nashville

In 2013, Nashville was ranked by Forbes as one of the Best Cities for Business and Careers. Its leading industries are health care management, tourism, education, music and entertainment. Healthcare is the largest industry in Nashville, with healthcare companies contributing $30 billion per year and 200,000 jobs to the economy of Nashville and its surrounding areas according to the Nashville Health Care Council. The Nashville area contains 21 accredited four-year colleges and universities (including Vanderbilt University, which was most recently ranked by US News & World Report as 16th among national universities). Based on Census data, Nashville’s 2010 – 2013 net domestic migration rate of 2.5% ranked sixth among major metropolitan areas.1 Additionally, there is no state personal income tax on wages.

Jobs have been created at a robust rate, as civilian labor force employment in the Nashville MSA has grown since 2000 by 15% to approximately 810,000. Large companies continue to be attracted to the Nashville area and its favorable economic and business-friendly climate. For example, Amazon.com now employs 2,000 Nashville area residents and announced plans in July 2014 to build a new sorting center, creating another 100 jobs. In October 2014, Under Armour announced its plan to build a distribution center, bringing 1,500 new jobs. Furthermore, in November 2014, Bridgestone Americas announced that it will relocate its headquarters to Nashville, creating 600 new jobs for the city, and FedEx announced its plans to build a new distribution center in the area creating another 350 jobs.

Williamson County

Williamson County is the wealthiest county in Tennessee and one of the wealthiest in the U.S., with a median household income of $86,706. It is also the fastest-growing county in Tennessee, as its population, currently 199,481, increased by 8.9% from 2010 to 2014 and is projected to increase by 8.6% from 2014 through 2019. Civilian labor force employment in the county has grown since 2000 by 39% to approximately 96,000.

There has been successful regional economic development in Williamson County. There are currently 14 Fortune 1,000 companies with significant presences and/or regional headquarters in the county. Within the last seven years, Mars Petcare established a global innovation center; Nissan relocated its North American headquarters; and Verizon Wireless, Jackson National Life and Shelter Insurance relocated their regional or state headquarters, all within Williamson County. The county has only 4.4% unemployment and there are over 6,000 businesses. According to Metrostudy, the nation’s leading provider of primary and secondary market information to the housing, retail and related industries nationwide, new home sales in Williamson County are robust, with only 1.3 months of inventory of homes on the market and residential closings are up 12.7% over 2013 for the twelve months ended December 31, 2014.

Williamson County has three AAA-rated government entities: the county, the city of Franklin and the city of Brentwood. In September 2014, Franklin was designated by Money Magazine as one of the Top 50 places to live in the U.S., due to the area’s abundance of jobs, low cost of living, cultural/lifestyle considerations and top schools. Williamson County features the highest ranked public school district in Tennessee.

Rutherford County

Rutherford County is one of the wealthiest counties in Tennessee, with a median household income of $57,220. It is the fifth largest county in Tennessee with a population of 282,183, which has increased by 7.5% from 2010 to 2014 and is projected to increase by an additional 7.5% from 2014 through 2019.

Rutherford County features strong economic development and quality of life. Civilian employment in the county has grown since 2000 by 38% to almost 140,000. The drivers of expanding economic development in Rutherford County have been manufacturing, small businesses and the presence of the largest undergraduate university in Tennessee, Middle Tennessee State University. The county is home to one of Nissan’s U.S.

[1]	Per NewGeography.com.

manufacturing facilities, one of Bridgestone’s manufacturing facilities, and a General Mills production facility. The county has 4.7% unemployment. According to Metrostudy, there are 1.8 months of inventory of homes on the market and residential closings are up 14.8% over 2013 for the twelve months ended December 31, 2014.

Our Business Strategy

We consider ourselves to be bankers, not just lenders. Our core business strategy is to provide our banking customers with a full suite of financial services by cultivating strong long-term customer relationships and by developing an extraordinary team of officers and employees focused on the customer experience. We are focused on providing convenience and personal service to our customers that is superior to that of the out-of-state super-regional and national financial institutions operating in our markets, while simultaneously managing risk and profitability by remaining selective when expanding our customer base and making loans. We also prioritize our client’s financial security and privacy and assist the communities in which we do business through socially responsible leadership. Our unique culture is a cornerstone to our business and has resulted in substantial but stable growth and profitability.

By continuing to offer several value-added products and services within our core areas of strength, such as mortgage lending and wealth management, to invest in technology to improve our systems and the customer experience, and to leverage strong relationships with consumers, professionals, local governments and businesses within our community, we believe we can gain greater market share, which will improve our operational efficiency and increase profitability. As evidence of the success of our strategy, our deposit market share in Williamson County has increased from 3.4% in 2009 to a market-leading approximately 13.0% per the FDIC’s Summary of deposits report as of June 30, 2014, despite the presence of more institutions competing for deposits.

The key components of our strategy include the following:

Real Estate Focus, with Enhanced Small Business Initiative

We are real estate bankers with a focus on Middle Tennessee. Our management team’s experience building a robust real estate lending platform at Franklin Financial Corporation from 1989 to 2002 formed the basis for our lending principles that have helped us grow profitably while managing credit and other risks. Our lending philosophy focuses on three principles: (1) we focus our underwriting and rely strongly on the credit of secondary sources of repayment (i.e., collateral), (2) the substantial majority of our collateral, by choice, is local in-market real estate and (3) we limit unsecured lending (which comprises less than 2% of our total loan portfolio).

As of December 31, 2014, approximately eighty-nine percent (89%) of our loan portfolio is secured by real estate. We are primarily focused on residential construction lending and office/warehouse commercial real estate lending, which limits our exposure to commitments to larger projects, such as multifamily projects and hospitality and leisure projects. Our real estate portfolio is fairly evenly divided among (1) short-term construction loans (primarily residential), (2) traditional commercial real estate, and (3) mortgage loans (many of which are business loans secured by local real estate). Thirty-one percent (31%) of our loan portfolio is in commercial real estate, 30% is in construction loans and 27% is in one-to-four family residential loans, with the average real estate loan size being approximately $234,000. The construction loans and many of the other real estate loans in our lending portfolio have variable interest rates and the average maturity of our loan portfolio is 49 months, which we believe allows us to be well positioned in a rising rate environment.

The average life of our construction loans is less than nine months, and we have averaged $20 million in construction loan pay-offs per month for the year ended December 31, 2014. Some of these construction loans lead to mortgage loans originated by our mortgage banking team and are subsequently sold into the secondary market. We have no significant concentration of builder or subdivision exposure within our construction loan portfolio. We have increased our focus on small business lending and have grown our commercial and industrial (“C&I”) loans by a CAGR of 37% from December 31, 2009 through June 30, 2014. As of December 31, 2014, C&I loans represent 10% of our portfolio.

Continue to Prudently Manage Credit Risk

We do not avoid risk—we manage it prudently. We believe that our strong balance sheet and our enterprise risk management philosophy have been important in gaining and maintaining the confidence of our various constituencies and growing our business and footprint within the growing Middle Tennessee market. Our focus on asset quality is the foundation of our profitability and financial strength. The credit quality of our loan portfolio has continually improved, as nonperforming loans have decreased from 3.37% of our loan portfolio at December 31, 2009 to 0.15% at December 31, 2014. Further, our investment portfolio is mainly comprised of securities representing U.S. government agency mortgage-backed securities, which account for 85% of the fair value of our investment portfolio as of December 31, 2014, and the balance of the securities portfolio is comprised of other federal and municipal securities, such as U.S. Treasury securities.

Optimize Presence throughout Our Footprint

Our recent acquisition of MidSouth allowed us to expand selectively into Rutherford County; a contiguous market with long-term growth potential similar to Williamson County. We currently have the top position in the Williamson County deposit market, with 13% market share, and rank sixth in the Rutherford County deposit market, with 7% market share. The strong demographic profiles and economic momentum of Williamson and Rutherford Counties translate into what we believe to be significant organic growth potential over the next few years. We do not believe that we need to add a significant number of new branches or otherwise meaningfully increase our physical presence in order to realize the growth potential contained within these markets. We will evaluate opportunities to open new branches or ancillary offices (i.e., loan production or wealth management offices), as well as acquisitions, as they arise, but our strategy does not necessitate inorganic growth.

Diversification of Revenue

We are continuously expanding the products and services we offer to our customers. Our range of products and services diversifies our earnings stream, strengthens our balance sheet and provides greater flexibility to manage our business in volatile interest rate environments and amid shrinking interest rate margins in the U.S. banking industry. Recently, via the MidSouth acquisition, we have further invested in our mortgage banking division and expanded into wealth management. We will look to further grow these divisions in order to better provide a full suite of services to our customers, add more “touch points” that our customers have with the Bank and drive greater fee income and profitability. Rather than engaging in mass-market advertising, we typically attract new customers by utilizing existing customer relationships and maintaining our presence in our communities. This practice provides opportunities for our relationship managers to cross-sell other products and services to these clients. In addition, we offer our expertise and targeted service offerings for a variety of small businesses and non-profit organizations.

We believe that enhancing our cross-selling capabilities will enable us to generate higher revenues, increase our deposits and diversify our income stream.

Our fee income businesses consist of the following:

•

Mortgage Banking. Our mortgage banking business has generated 13% of our revenue (defined in accordance with the industry standard as net interest income plus noninterest income) for the year ended December 31, 2014. We sell the majority of loans that are originated in-house in the secondary market and we have the option to retain servicing rights. As of December 31, 2014, we were servicing 1,809 loans with an approximate aggregate principal balance of $414 million. For the year ended

December 31, 2014, we originated $291 million of loans. Our efforts to expand our Mortgage Banking business have emphasized purchase loans versus attracting rate sensitive refinancing opportunities. Additionally, mortgage production has a natural tie-in to our residential construction business as a number of our newly originated loans are sourced from our construction loan relationships.

•	Wealth Management/Trust Services. Our wealth management business has $178 million in assets under management as of December 31, 2014. Leveraging MidSouth’s wealth management expertise into our selective customer base and the wealthy Williamson County market represents an attractive and unique opportunity. With the MidSouth acquisition, we acquired a trust business and we believe that our possession of a trust charter is a competitive advantage, enabling us to attract newer and wealthier customers and more “sticky” long term deposits.

For the year ended December 31, 2014, noninterest income represented 21% of our revenue.

Enhance Deposit Base

We will look to attract more low-cost, high-quality and long-term retail deposits. Our cost of deposits for the year ended December 31, 2014 was 0.59%, compared to 1.88% in 2009, as a result of our increased ability to attract transactional accounts. During the twelve months ended December 31, 2014, we increased deposits by $491 million. We are able to leverage existing relationships throughout our customer base by cross-selling services and incentivizing our bankers to bring in deposit relationships, in addition to loans. Local government deposits represent an attractive source of low-cost, seasonal but predictable deposits. As of December 31, 2014, public funds interest checking deposits had a balance of $211 million. We will look to increase the amount of municipal deposits in the future. We believe that the expansion of our small business loan portfolio will provide an attractive and growing source of low-cost deposits in the future.

Additionally, our investments in technology, which have resulted in a strong mobile banking platform and services such as remote deposit capture, enable us to attract and retain deposit customers in a competitive local environment. Furthermore, to expand our customer base, we have created retail banking products intended to appeal to a wide demographic of potential customers, such as our Synergy Cobalt Club, which provides retail banking services targeted to young professionals and our Pineapple Gold Club, which provides retail banking services targeted to people ages 50 and over. Finally, our treasury management services, which include ACH and lockbox product suites, also help to broaden our deposit base through their appeal to small business and commercial deposit customers.

Attract and Retain High Quality Employees

We employ many experienced loan officers with deep local market knowledge and long-term existing relationships. We have been successful in hiring talented employees due to our service-oriented culture and efficient decision making processes. On average, loan officers have 18 years of lending experience. Additionally, we are able to attract and retain talented officers through our incentive compensation plan, which rewards officers with stock options, restricted stock units and cash. All of our officers are shareholders through direct stock ownership, restricted stock and stock options. We believe that by compensating our officers in the form of equity, we align the interests of our team with those of our shareholders, and incentivize them to maximize shareholder value. Lastly, we invest continuously in our employee base. For example, we created a leadership program, “Leadership Franklin Synergy Bank,” where we train our employees not only to be better bankers, but also to be leaders in our communities.

Distinguishing the Bank

We believe that the Bank distinguishes itself in the community because of the following initiatives:

•	Service Culture. Every employee position has service goals and objectives. All customers are greeted by competent employees with a warm and friendly attitude, and a proactive approach in addressing customer service issues and challenges.

•	Technology. The Bank offers innovative Internet-based, mobile and electronic banking products and processes to supplement its traditional branch banking delivery system.

•	Empowerment. Employees are empowered with appropriate decision-making authority so that customer issues and requests can be resolved quickly.

•	Employee Community Involvement. Appropriate staff are leaders and active in the community. Activities include membership and leadership in various committees and organizations throughout the community.

•	Promotion and Advertising. The Bank engages in image and product promotion and advertising to promote itself as a bank uniting traditional bank values with newly evolving Internet and electronic delivery systems.

•	Sales Culture. The entire staff is active in bank marketing and sales campaigns and is compensated for performance.

•	Public and Community Relations. The Bank supports numerous community organizations and is seen as a leader in the Middle Tennessee Community.

Our Competitive Strengths

We believe that we have a unique operating culture that differentiates us from our competitors and enables us to organically grow our business and enhance shareholder value. This unique operating culture includes:

•	a commitment to provide superior and personal service to our customers, both through our employees and via our continued investment in cutting edge technologies in areas of deposit taking, loan origination and risk management;

•	a focus on building long-term relationships with our customers; and

•	community leadership, as we look to engage with local civic, professional and charitable organizations and exhort our employees to do so as well.

Our culture forms the basis for our competitive strengths, which we believe allow us to leverage our market opportunity and grow our business profitability. In particular, we believe that the following strengths differentiate us from our competitors and provide a strong foundation from which to deliver growth and profitability, all while enhancing shareholder value:

Well Positioned in Attractive Markets

We believe that we are well positioned to grow our business profitably in the demographically attractive and growing markets within the Nashville metropolitan area in which we operate. We believe that our target market segments, small to medium size for profit businesses and the consumer base working or living in and near our geographical footprint, demand the convenience and personal service that a smaller, independent financial institution such as we can offer. Currently, there are few Tennessee-headquartered banks with assets over $1 billion—there are only two public Middle Tennessee-based banks trading on a major exchange. We believe the heavy out-of-state banking presence (out-of-state super-regional and national financial institutions control approximately 59% of local deposits in the Nashville metropolitan area) provides an opportunity for a strong local bank like us to add greater market share from customers who are looking for more personal banking services and a more customer-friendly experience. Through our efforts to expand our deposit base, we currently have the largest market share of deposits in Williamson County.

As demonstrated below, our local markets compare favorably to higher profile markets in almost all measures.

		MSA						County
		Top 5 MSAs by Population Growth
	USA	Austin	Provo	Houston	Dallas	San Antonio	Nashville	Williamson	Rutherford
Estimated Population Growth	3.5%	11.4%	8.7%	8.7%	8.6%	8.5%	6.2%	8.6%	7.5%
Median Household Income	$51,579	$58,706	$58,735	$56,545	$56,739	$50,754	$50,439	$86,706	$57,220
Unemployment	5.6%	3.8%	4.0%	4.1%	4.0%	3.8%	5.1%	4.4%	4.7%
Home Price Y-O-Y	5.8%	6.6%	7.3%	8.8%	5.9%	5.5%	5.2%	7.6%	6.2%
Housing Vacancy	11.4%	7.2%	5.1%	9.6%	7.9%	8.4%	7.7%	4.9%	6.2%
% of Households w/ Income > 200k	4.5%	5.6%	3.3%	6.1%	5.4%	3.7%	3.9%	11.9%	2.9%

Note: Housing Vacancy Rate is calculated as Vacant Housing Units / Total Housing Units.

Source: SNL Financial and Moody’s Economy.

Experienced Management Team

We have an experienced management team with a history of working together in our target markets and a track record of delivering growth and shareholder value. Many members of our executive leadership team have been with us since inception and many have worked together at previous banks, including both large financial institutions and community banks. Our Chief Executive Officer, President, Chief Mortgage Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer have worked in our local market for an average of twenty-three years and experienced a variety of economic cycles. This deep local experience has given us the ability to understand and react to market changes and maintain strong profitability and growth without sacrificing asset quality. The MidSouth acquisition has bolstered our team, as several key managers have extensive experience working together in the Rutherford County market with MidSouth and other area banks.

Our management team has a proven track record of delivering shareholder value. Richard Herrington co-founded Franklin Financial Corporation (Franklin National Bank) in 1988, where he and his management team grew assets by a CAGR of 27.5% from 1995 – 2002 and positioned the bank to eventually be sold to Fifth Third, which was announced in 2002 and closed in 2004, for 5.4 times tangible book value. According to SNL Financial, this multiple represents the 9th highest price to book multiple for all bank transactions announced in the past 20 years where deal value was in excess of $50 million. He then served as Chief Executive Officer at Cumberland Bancorp (later renamed Civitas BankGroup, Inc.), where he and his team restructured the bank and significantly bolstered profitability, growing net income by a CAGR of 82% from 2003 – 2006, before selling the bank to Greene County Bancshares in 2007 for 3.0 times tangible book value.

The members of our Board of Directors have diverse industry experiences and have deep and long-term ties to the local community. We believe that we have an ideal blend of directors that have been with our management team at previous banks as well as directors that have joined our Board in recent years.

Local Real Estate Lending Expertise

We are real estate bankers that have focused on Middle Tennessee collateral since 1989. Our in-depth knowledge of the commercial customers, real estate development and credit in Williamson and Rutherford

Counties gives us a competitive advantage in loan production, deposit attraction and ancillary revenue generation as we grow market share. Even when the local loan market gets competitive, we do not compromise on pricing and structuring of loan facilities, as our bankers are able to provide customized solutions delivered with a relatively quick turnaround time, as a result of the fact that our underwriting and banking operations occur locally.

With our firm principles of lending on Middle Tennessee collateral, our local real estate expertise and our localized delivery apparatus, we are poised to capture greater market share in the demographically-attractive and growing Williamson and Rutherford Counties.

Successful Balance of Growth and Profitability

We understand the importance of successfully balancing growth and profitability with asset quality to enhance shareholder value. The following highlights the key aspects of our approach to maintaining this balance:

•	Consistent, Strong and Disciplined Growth. Our approach balances both disciplined growth and profitability. Our community-focused business model has resulted in loan growth with a CAGR of 28% from December 31, 2009 to June 30, 2014. We have multiple lending opportunities to continue this trajectory and the MidSouth acquisition has provided us an immediate presence in the attractive Rutherford County market. Our lending momentum has continued, as loans have grown by 16% from July 1, 2014 to December 31, 2014. Additionally, we have increased focus on small business lending and grown our C&I loans, which represent approximately 10% of our portfolio at December 31, 2014, by a CAGR of 48% since 2009. We have grown our deposit market share in Williamson County and are now the top local financial institution in the county by deposits with a market share of 13%. Our growth has resulted in improved profitability, as reflected by return on average assets increasing from negative in 2009 to 0.80% for 2014.

•	Disciplined Credit Risk Management. Our robust approach to risk management has enabled growth of our loan portfolio without compromising credit. Our credit risk management strategy is based on prudent underwriting criteria and local knowledge. Our lending decisions are centralized and committee-focused, with committees meeting multiple times per week. We are collateral lenders, with strong focus on secondary sources of repayment, especially collateral based in Williamson and Rutherford Counties. As a result of the implementation of our risk management strategy, less than 2% of our current total loans are unsecured. As the following charts demonstrate, our conservative credit culture has resulted in strong credit metrics as we have grown our business.

Source: SNL Financial. Southeast Banks with assets between $500mm-$5bn. Based on regulatory financials.

We believe that by maintaining our consistent origination and underwriting strategy, we will be able to maintain our consistent growth across shifting market environments.

Products and Services

The Bank operates as a full-service financial institution for its customers in its expanded market area with a full line of financial products, including:

Commercial Banking

Traditional commercial banking services are the mainstay of the Bank. The Bank’s focus is to service small to medium-sized businesses and self-employed professionals. Certain not-for-profit and governmental entities also find the Bank’s services attractive.

The Bank’s focus in the commercial banking market is to provide high quality service for its customers supported by the latest bank technology. In the credit service area, the Bank endeavors to give its commercial customers access to a highly-trained team of credit and deposit service specialists who remain with the customer relationship for long periods of time. Credit decision-making is customized to meet the borrower’s financial needs and designed for rapid response. Credit judgments involve the Bank’s senior management and, where legally required, involve the directors of the Bank. Government guaranteed lending services such as the Small Business Administration (“SBA”) may be utilized as needed.

Consumer Banking

The Bank offers a broad range of financial services designed to meet the credit, savings, and transactional needs of local consumers. First mortgage real estate loans, home equity loans, and other personal loans are the focus of consumer lending. Consumer depository and transaction needs are met through dual delivery systems of traditional branches and the Internet, including mobile banking.

Mortgage Loans

Our mortgage loan department originates single-family, fixed rate residential mortgage loans that we sell in the secondary market. Construction loans also are available for residential and commercial purposes.

Deposits

The Bank’s deposit products include demand, negotiable order of withdrawal (“NOW”), money market accounts, certificates of deposit (“CDs”), municipal deposits, savings, and deposit accounts. CDs offer various maturities ranging from thirty days to five years. The Bank generates relationships by personal contacts within the conventional trading markets for such services by its officers, directors, and employees, who include persons with banking experience in these markets. The Bank also solicits local deposits through the Internet and offers Internet-only deposit accounts to supplement traditional depository accounts. Loan customers are encouraged to bring their deposit business to the Bank, including transaction accounts, CDs, and retirement accounts. This practice further increases the deposit base for the Bank and assists in controlling overall market costs related to deposit acquisition.

Wealth Management/Trust Services

As a result of the MidSouth acquisition, the Bank has increased its capacity to provide wealth management services, including trust services, as the Bank is now authorized to exercise trust powers, which provides the Bank with a competitive advantage.

Other Products and Services

In order to meet all financial needs of the customers, the Bank offers retirement planning, financial planning, investment services and insurance products through its financial services department. Some of these products may be outsourced through relationships with other financial institutions.

Credit Underwriting

We apply consistent credit principles in our assessment of lending proposals, whether commercial real estate, residential and commercial construction, commercial and industrial, consumer or other lending. We are collateral-focused lenders, which means our assessment of any potential loan includes an analysis of whether the secondary source of repayment can generate sufficient cash flow to ensure the likelihood that the borrower’s repayment obligations to the Bank can be fully met. Additionally, our underwriting procedures include an assessment of the borrower’s cash flow sustainability, the acceptability of the borrowing purpose, the borrower’s liquidity, collateral quality and adequacy, industry dynamics, and management capability, integrity and experience. For consumer and other lending, our underwriting process is intended to assess the prospective borrower’s credit standing and ability to repay (which we analyze based on the borrower’s cash flow, liquidity, credit standing, employment history and overall financial condition) and the value and adequacy of any collateral.

We establish conservative collateral guidelines that recognize the potential effects of volatility or deterioration of the value of collateral we accept, the majority of which is real estate, as well as inventory, receivables and machinery. We manage this risk in a number of ways, including through advance rate guidelines for the various types of collateral we typically accept. In addition, where we take real estate as collateral, and for some other specialized assets, we require an assessment of value based on appropriate methodology and benchmarks. For our larger real estate commitments, this assessment can include an independent third party appraisal review and, where appropriate, additional reviews.

We also assess the presence and viability of one or more acceptable secondary sources of repayment to mitigate potential future borrower cash flow deterioration. We generally limit unsecured lending to situations, short-term in nature, involving long-standing customers of sound net worth and above-average liquidity with strong repayment ability. We have a delegated commitment authority framework that provides a conservative level of lending authority to our bankers commensurate with their role and lending experience. Commitments above these lending thresholds established for a banker require the approval, depending on the size of the commitment, of our regional credit managers, central credit senior managers, Chief Credit Officer or, for our largest commitments, our loan committee, with committees meeting multiple times per week. Loan analyses and decisions are documented and form part of the loan’s continual monitoring and relationship management record. We believe this framework provides the necessary separation of authority and independence in the credit underwriting process while providing flexibility to expedite appropriate credit decisions and provide competitive customer service.

Marketing

We market our products and services through a variety of distribution channels. Fundamentally, we focus on a relationship banking model and try to build long-term relationships with our customers. In our community banking markets, our lending officers actively solicit new and existing businesses in the communities we serve. Our management and loan officers are very active members of the communities in which we operate and leverage that involvement to develop customer relationships and brand recognition. Some of our other distribution channels include:

•	online advertising through the Bank’s website and traditional print media outlets that include online advertising as part of their advertising package;

•	social media channels, including Facebook and Twitter;

•	regular email blasts to the customer base are used for advertising purposes;

•	Bank events such as Customer Appreciation Day, holiday events, seasonal sports events with local speakers, educational seminars for local real estate professionals and builders, hosted art show in branches and Chamber After Hours events;

•	community events, including volunteer efforts as well as sponsorships and participation in numerous local community and civic clubs and non-profit organizations;

•	Pineapple Gold and Cobalt Clubs – Social events, educational offerings and travel clubs that target an older demographic (Pineapple Gold) as well as younger customers (Cobalt Club); and

•	traditional sources such as local radio and print advertising.

Investment Portfolio

We manage our investments for the primary purpose of liquidity, with a secondary focus on returns. Substantially all of our investments in our portfolio are classified as available-for-sale and can be used to collateralize Federal Home Loan Bank (“FHLB”) borrowings, public funds deposits or other borrowings. Each investment portfolio consists of a variety of high-grade securities, including government agency securities, government/agency guaranteed mortgage-backed securities. We regularly evaluate the composition of our investment portfolio as changes occur with respect to the interest rate yield curve and may sell investment securities from time to time to adjust our exposure to changes in interest rates or to provide liquidity to meet loan demand.

Recent Trends

From a financial perspective, management believes the Bank has reached key milestones significantly faster than most banks in the United States during their first seven full years of operation. As of December 31, 2014, the Bank had $805.7 million in loans, including loans held for sale; assets of $1.4 billion, $1.2 billion in deposits, $121.8 million of shareholders’ equity, and achieved a number one deposit market share in Williamson County based on deposits at June 30, 2014. Challenges and expectations expand as the Bank becomes more mature. On January 15, 2014, FFN filed a registration statement on Form S-1 with the SEC relating to the proposed initial public offering of its common stock. The number of shares to be offered and the price range for the proposed offering has not yet been determined.

Management addresses changes in banking over recent years and embarks on new initiatives as appropriate. In the past, banks needed branches on every corner; today that is considered an outdated way of doing business. Many of the Bank’s customers like to visit with personnel at the Bank, and the Bank will continue to offer a welcoming environment. Other customers prefer to bank online and through mobile channels. The Bank provides a full range of banking products designed to attract all types of customers.

The Bank continues to enhance banking convenience by offering the option of opening accounts online and through mobile channels (savings accounts, checking accounts and CDs). Customers can access banking services at their convenience. The Bank’s remote deposit system allows consumers to deposit checks online without the need to come to a branch. Business customers enjoy this convenience as well.

Local businesses are important to the Bank. The Bank has many products that can help its corporate customers become more profitable, including sweep accounts, credit card processing, remote capture and automated lock box. A unique offering is workplace banking, which allows employers to offer a special banking benefits package to their employees. The Bank also can meet the borrowing needs of businesses through traditional working capital loans, as well as account receivable loans and business expansion loans. One of the Bank’s specialties is customizing services to the unique needs of the business.

Competition

All phases of FFN’s and the Bank’s business are highly competitive. FFN and the Bank are subject to intense competition from various financial institutions and other companies or firms that offer financial services. the Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders. Information about specific competition in Williamson County and Rutherford County is included under “RISK FACTORS—Competition For Deposits and Loans is Expected To Be Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions.”

The banking industry continues to see consolidation, and the Board of Directors believes the trend of having either extremely large regional banks or smaller community banks will continue. The successful implementation of our business plan and the growth of the target market should combine to produce opportunities for FFN and the Bank.

While the direction of recent and proposed federal legislation seems to favor increased competition between banks and different types of financial or other institutions for both deposits and loans, it is not possible to forecast the impact such developments may have on commercial banking in general or as to the Bank or FFN in particular. The Bank will continue to compete with these and other financial institutions, many of which have far greater assets and financial resources than the Bank and whose common stock may be more widely traded than that of FFN. See “BUSINESS—Supervision and Regulation.” No assurance can be given that the Bank will be successful in its efforts to compete with such other institutions.

Enterprise Risk Management

We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our solid asset quality statistics and our credit risk management procedures discussed above.

We also focus on risk management in numerous other areas throughout our organization, including with respect to asset/liability management, regulatory compliance and internal controls. We have implemented an extensive asset/liability management process aided by simulation models provided by reputable third parties. We engage in ongoing internal audit and review of all areas of our operations and regulatory compliance.

We are implementing management assessment and testing of internal controls consistent with the Sarbanes-Oxley Act and have engaged an experienced independent public accounting firm to assist us with respect to compliance.

Employees

Management employs officers who have substantial experience and proven records in the banking industry and proven histories in business and commerce, and pays competitive salaries to attract and retain such persons. It is not anticipated that we will experience any substantial difficulty in attracting and retaining the desired caliber of officers and other employees. We offer a typical health and disability insurance plan to our employees and those of our subsidiary, as well as a 401(k) Plan and officer stock incentive awards. See “EXECUTIVE COMPENSATION.”

FFN and the Bank have nine directors, and, as of December 31, 2014, we and our subsidiary had 216 full-time employees and four part-time employees. We consider our relationship with our employees to be excellent. Furthermore, we are not subject to any collective bargaining agreements.

The executive officers are compensated consistent with their responsibilities and experience and comparable to local market norms. Compensation includes a base salary, eligibility for an annual bonus based on board approved performance criteria and health insurance. Officers may enter into employment agreements as competitive factors dictate and which might include appropriate severance, change in control payments, and non-compete agreements. Currently, there are 12 members of senior management that have entered into such employment agreements. We sponsor a qualified 401(k) savings plan that allows eligible employees to defer a portion of their salary. The plan provides for the Bank to make annual discretionary contributions to the plan, which generally are made in the form of employer securities.

Trademarks

We obtained registrations with the United States Patent and Trademark Office for the protection of the trademarks “FRANKLIN SYNERGY BANK®” and “FRANKLIN FINANCIAL NETWORK®.” Management does not believe these trademarks are confusingly similar to trademarks used by other institutions in the financial services business and intends to protect the use of these trademarks nationwide.

Policies and Procedures

The Board of Directors of the Bank has established a statement of lending policies and procedures being used by loan officers of the Bank when making loans. Asset quality is of utmost importance and an independent loan review process has been established to monitor the Bank’s lending function. It is imperative that the Board of Directors and management have an independent and objective evaluation of the quality of specific individual loans and of the overall quality of the total portfolio.

The Board of Directors of the Bank also has established an investment policy that guides the Bank officers in determining the investment portfolio of the Bank. Other policies include a code of ethics policy, audit policy, loan policy, fair lending, compliance, bank secrecy, personnel and information system policies.

Under the Community Reinvestment Act of 1977 (the “CRA”), the Federal Reserve evaluates the Bank’s record of helping to meet the credit needs of its community consistent with safe and sound operations. The Federal Reserve also takes this record into account when deciding on certain applications submitted by the Bank. The Bank’s assessment area is Williamson County, Rutherford County and Davidson County for business loans, mortgage, and general financial services.

The Bank is a fair and equal credit lender. Management’s lending objectives are to make credit products available to all segments of the Bank’s market and community. Williamson County has one moderate census tract, Davidson County has thirty-eight moderate income census tracts and twenty-nine low income tracts, and Rutherford County has seven moderate census tract and two low census tracts. Products are being developed and marketed to individuals and businesses located in those census tracts.

Supervision and Regulation

The following summaries of statutes and regulations affecting banks and their holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.

Bank Holding Company Regulation

FFN is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve. Banking subsidiaries of bank holding companies are subject to restrictions under federal law, which limit the transfer of funds by the subsidiary banks to their respective holding companies and non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Under Section 23A of the Federal Reserve Act, such transfers by any subsidiary bank to its holding company or any nonbanking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to FFN and all such non-banking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus. Also, banking subsidiaries of bank holding companies are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates.

As a holding company, FFN is required to file with the Federal Reserve semi-annual reports and such additional information as the Federal Reserve may require. The Federal Reserve may also make examinations of FFN and its non-bank affiliates.

According to federal law and Federal Reserve policy, holding companies are expected to act as a source of financial and managerial strength to each of its subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking or thrift subsidiary of FFN or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of FFN may be assessed for the FDIC’s loss, subject to certain exceptions.

Regulation Y generally requires persons acting directly or indirectly or in concert with one or more persons to give the Federal Reserve 60 days advanced written notice before acquiring control of a holding company. Under the regulation, control is defined as the ownership or control with the power to vote 25% or more of any class of voting securities of the holding company. The regulation also provides for a presumption of control if a person owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities. A bank holding company may be limited to ownership of 5% ownership of voting securities. If the person or persons making the acquisition is a company, prior approval from the Federal Reserve may be required.

Various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by holding companies, which expresses the Federal Reserve’s view that a holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. The Federal Reserve may also order a bank holding company to terminate an activity or control of a non-bank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

A holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the holding company’s subsidiaries are located, unless the holding company and its subsidiaries are well-capitalized and well managed.

In approving acquisitions by holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Capital Guidelines

The Federal Reserve has issued risk-based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk-based capital ratio of 10% or greater. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves (“Tier II capital”). The Bank is subject to similar capital requirements adopted by the Federal Reserve. In addition, the Federal Reserve and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3% or 4% based on supervisory considerations. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% or 4%, as applicable, plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

In July 2013, the federal banking regulators, in response to the statutory requirements of Dodd-Frank, adopted regulations implementing the Basel Capital Adequacy Accord (“Basel III”), which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks must hold as a cushion against losses and insolvency. The new minimum capital to risk-weighted assets (“RWA”) requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule also changes the definition of capital, mainly by adopting stricter eligibility criteria for regulatory capital instruments, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity tier 1 capital.

Under the Basel III, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Under the new rule, mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those applicable under the current general risk-based capital rule. More specifically, certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity tier 1 capital elements and are subject to an aggregate limit of 15% of common equity tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity tier 1 capital. Amounts of mortgage-servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the new rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The new minimum capital requirements of Basel III are effective on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity tier 1 capital phase in over time. Similarly, nonqualifying capital instruments phase out over time, except as described above.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

Tennessee Banking Act; Federal Deposit Insurance Act

The Bank is incorporated under the banking laws of the State of Tennessee and, as such, is subject to the applicable provisions of those laws. The Bank is subject to the supervision of the TDFI and to regular examination by that department. The Bank is a member of the Federal Reserve and therefore is subject to Federal Reserve regulations and policies and is subject to regular exam by the Federal Reserve. The Bank’s deposits are insured by the FDIC through DIF, and the Bank is, therefore, subject to the provisions of the Federal Deposit Insurance Act (“FDIA”).

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. EESA (as defined below) provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Tennessee statutes and the federal law regulate a variety of the banking activities of the Bank, including required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, and the establishment of branches. There are certain limitations under federal and Tennessee law on the payment of dividends by banks. A state bank, with the approval of the TDFI, may transfer funds from its surplus account to the undivided profits (retained earnings) account or any part of its paid-in-capital account. The payment of dividends by any bank is dependent upon its earnings and financial condition and, in addition to the limitations referred to above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Also, without regulatory approval, a dividend only can be paid to the extent of the net income of the bank for that year plus the net income of the prior two years. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.

State banks also are subject to regulation respecting the maintenance of certain minimum capital levels (see above), and the Bank is required to file annual reports and such additional information as the Tennessee Banking Act and Federal Reserve regulations require. The Bank also is subject to certain restrictions on loan amounts, interest rates, “insider” loans to officers, directors and principal shareholders, tie-in arrangements, privacy, transactions with affiliates, and many other matters. Strict compliance at all times with state and federal banking laws is required.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured banks under the FDIA. (See 12 U.S.C. § 1811, et seq.).

Under Tennessee law, state banks are prohibited from lending to any one person, firm, or corporation amounts more than 15% of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) the Bank may make a loan to one person, firm or corporation of up to 25% of its equity capital accounts with the prior written approval of the Bank’s Board of Directors or finance committee (however titled).

The TDFI and the Federal Reserve will examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the DIF and for depositors and not for the protection of investors and shareholders.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

The FDICIA substantially revised the depository institution regulatory and funding provisions of the FDIA, and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above in the first paragraph of the section entitled “Capital Guidelines.” In addition, an insured depository institution is considered undercapitalized if it fails to meet any minimum required measure; significantly undercapitalized if it has a total risk-based capital ratio of less than 6%, a tier 1 risked-based capital ratio less than 3% or a leverage ratio less than 3%; and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to the holding companies which control those institutions. However, the Federal Reserve has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to these provisions and regulations.

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained this waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

The Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011-13 and continue to be implemented through regulations being adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework. Many of the Dodd-Frank Act provisions are stated to only apply to larger financial institutions and do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Other provisions that will impact the Bank will:

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the DIF, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•	Make permanent the $250,000 limit for federal deposit insurance.

•	Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•	Centralize responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.

•	Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

•	Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Bank or the financial industry is difficult to predict before such regulations are adopted. However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs, and interest expense for community banks.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act ratified new powers for banks and bank holding companies, especially in the areas of securities and insurance. This law also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services. There are provisions providing for functional regulation of the various services provided by institutions among different regulators. There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution. Finally, among many other sections of this law, there is some relief for small banks from the regulatory burden of the CRA.

USA PATRIOT Act, International Money Laundering Abatement and Financial Anti-Terrorism Act, and Bank Secrecy Act

The Patriot Act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation, specifically related to the BSA, and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the Patriot Act that apply certain of its requirements to financial institutions such as FFN’s banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department expects to issue a number of additional regulations which will further clarify the Patriot Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

The Housing and Economic Recovery Act of 2008 (the “Housing Act”)

The Housing Act contained three distinct divisions: Division A, which addressed housing finance reform and provided for the rescue of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”); Division B, which provided for foreclosure prevention; and Division C, which contained tax incentives, reforms and revenue offsets. The Housing Act was intended to help stabilize the nation’s housing markets and provide relief for homeowners. The legislation offered emergency financing to Fannie Mae and Freddie Mac, set up a $300-billion fund for the Federal Housing Administration (the “FHA”) to insure new 30-year fixed-rate mortgages for at-risk borrowers in owner-occupied homes if their lenders agree to write down loan balances to 90% of the homes’ current appraised value, and restored banks’ authority to make investments designed primarily to promote the public welfare through the provision of housing, services, or jobs, including distressed middle-income communities. To free up safer and more affordable mortgage credit, the Housing Act permanently increased to $625,500 (from $417,000) the size of home loans that Fannie Mae and Freddie Mac can buy and the FHA can insure. They also could buy and back mortgages 15% higher than the median home price in certain areas. The measure included $15 billion in tax cuts, including a significant expansion of the low-income housing tax credit and a credit of up to $7,500 for first-time home buyers for houses purchased between April 9, 2008, and July 1, 2009. Provisions of this law were updated by later legislation.

Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009

The Emergency Economic Stabilization Act of 2008 (“EESA”) provided authority to the Treasury Secretary to restore liquidity and stability to the U.S. financial system and to ensure the economic well-being of Americans. EESA authorized the Secretary to establish a Troubled Asset Relief Program (“TARP”) to purchase troubled assets from financial institutions and establish an Office of Financial Stability within the Treasury Department to implement the TARP. EESA required the Treasury Secretary to establish guidelines and policies to carry out the purposes of EESA, including a program to guarantee troubled assets of financial institutions and the establishment of risk-based premiums for such guarantees sufficient to cover anticipated claims.

EESA required federal entities to work with servicers to encourage loan modifications, considering net present value to the taxpayer. For mortgages and mortgage-backed securities acquired through TARP, the Secretary was required to implement a plan to mitigate foreclosures and to encourage servicers of mortgages to modify loans through Hope for Homeowners and other programs. The Secretary was authorized to loan guarantees and credit enhancement to avoid foreclosures. The Secretary was required to coordinate with other federal entities that hold troubled assets in order to identify opportunities to modify loans, considering net present value to the taxpayer.

Other provisions of EESA increased FDIC insurance from $100,000 to $250,000 on deposits, protected the Exchange Stabilization Fund (the “ESF”) from incurring any losses due to the temporary money market mutual fund guarantee by requiring the program created in the EESA to reimburse the ESF, restated the SEC’s authority to suspend the application of Statement Number 157 of the Financial Accounting Standards Board (mark to market) if the SEC determines that it is in the public interest and protects investors, changed the tax treatment of losses on the preferred stock of certain government sponsored entities, such as Freddie Mac and Fannie Mae, for financial institutions, applied limits on executive compensation and golden parachutes for certain executives of employers who participate in the auction program, and extended current law tax forgiveness on the cancellation of mortgage debt.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) amended the EESA and was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector. ARRA also included numerous non-economic recovery related items that were either part of longer-term plans (e.g., a study of the effectiveness of medical treatments) or desired by Congress (e.g., a limitation on executive compensation in federally-aided banks).

Small Business Jobs and Credit Act of 2010

In July 2010, the U.S. Congress passed the Small Business Jobs and Credit Act of 2010, which includes as a part thereof, the establishment of a $30 billion Small Business Lending Fund (“SBLF”) program. The SBLF is a fund created by Congress to be used by the Treasury to make preferred stock investments in banks and bank holding companies that are not on the FDIC’s troubled bank list to stimulate small business lending. Eligible banks and holding companies with less than $10 billion in assets can receive an investment totaling up to 3% of the institution’s risk-weighted assets. The size of the investment can be increased to 5% of risk-weighted assets for institutions under $1 billion in total assets. The Treasury’s guidelines related to the SBLF permit participants in the Capital Purchase Program (“CPP”) to refinance securities issued to the Treasury under the CPP. However, CPP investments would be required to be paid in full since simultaneous participation in the CPP and the SBLF is not permissible. Dividends will be payable quarterly on the preferred stock issued to the Treasury under the SBLF, but unlike dividends owed on preferred stock issued to the Treasury under the CPP, dividends payable on the preferred stock issued under the SBLF will be non-cumulative, meaning that the issuer can miss a regular dividend payment and not have to subsequently make the payment before it pays the next quarterly dividend. Accordingly, the preferred stock issued under the SBLF will qualify for Tier 1 capital treatment under the more stringent capital standards imposed under the Dodd-Frank Act. Although dividends on the preferred stock are non-cumulative, the failure to pay dividends causes certain consequences including prohibitions on repurchasing shares of the issuer’s stock or paying dividends on shares of the issuer’s stock that are pari passu or junior to the shares issued to the Treasury under the SBLF.

The initial dividend rate on the preferred stock issued under the SBLF program will be at most 5.0% but is subject to a reduction to as low as 1.0% during a participant’s first years after the investment depending on the amount of increase in the institution’s small business lending following its issuance of the preferred stock to the Treasury. After the initial four-and-a half year period the rate will increase to 9.0%. Under the SBLF, small business lending means lending as defined by and reported in an eligible institutions’ quarterly call report, where each loan comprising such lending is one of the following types: (i) C&I loans; (ii) owner-occupied nonfarm, nonresidential real estate loans; (iii) loans to finance agricultural production and other loans to farmers; and (iv) loans secured by farmland. Loans greater than $10 million or to businesses with more than $50 million in revenue are excluded. If any part of the loan is guaranteed by a U.S. government agency or enterprise, the guaranteed portion is subtracted from the loan amounts.

The JOBS Act

The JOBS Act increased the threshold under which a bank or bank holding company may terminate registration of a security under the Exchange Act to 1,200 shareholders of record from 300. The JOBS Act also raised the threshold requiring banks and bank holding companies to register to 2,000 shareholders from 500. Since the JOBS Act was signed, numerous banks or bank holding companies have filed to deregister their common stock.

FDIC Insurance Premiums

The Bank is required to pay quarterly FDIC deposit insurance assessments to the DIF. The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.

Effective April 1, 2009, the FDIC revised its risk-based assessment system to adjust the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. On November 12, 2009, the FDIC announced a final rule to increase of 3 basis points the deposit assessment base rate, beginning January 1, 2011. Additional increases in premiums will impact FFN’s earnings adversely. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Privacy

Under the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

The CRA

The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC and the state banking regulators, as applicable, evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements.

Other Regulations

Interest and other charges that our subsidiary bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various governmental agencies charge with the responsibility of implementing these federal laws.

In addition, our bank subsidiary’s deposit operations are subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement this act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Effects of Governmental Policies

The Bank’s earnings are affected by the difference between the interest earned by the Bank on its loans and investments and the interest paid by the Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of the Bank.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. With the enactments of EESA, AARA, and the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of this legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. Bills are currently pending which may have the effect of changing the way the Bank conducts its business.

Available Information

Our website is located at www.franklinsynergybank.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

All filings made by us with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC as we do. The website is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

Our business and its future performance may be affected by various factors, the most significant of which are discussed below.

Risks Related to Our Business

We May Not Be Able to Implement Our Growth Strategy Effectively

Our business has grown quickly. Furthermore, our strategy focuses on organic growth, supplemented by opportunistic acquisitions. We may not be able to execute aspects of our growth strategy to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions.

Our Limited Operating History as an Integrated Company May Make it Difficult for Investors to Evaluate Our Business, Financial Condition and Results of Operations and Also Impairs Our Ability to Accurately Forecast Our Future Performance

Our limited operating history as an integrated company following our acquisition of MidSouth on July 1, 2014 may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations. Our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and successfully identify and respond to emerging trends in our primary product lines and markets. It may also be difficult for us to evaluate trends that may affect our business and to determine whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Competition For Deposits and Loans Is Expected To Be Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions

The commercial banking industry in Williamson County, Tennessee consists of 32 banks and two savings and loan institutions, with 101 total offices and total deposits of $5.8 billion as of June 30, 2014, which is the most recent date such information has been released by the Federal Deposit Insurance Corporation (“FDIC”). The commercial banking industry in Rutherford County, Tennessee consists of 20 banks and no savings and loan institutions, with 77 total offices and total deposits of $3.3 billion as of June 30, 2014, which is the most recent date such information has been released by the FDIC. Offices affiliated with out-of-state financial institutions have entered Tennessee in recent years to offer all financial services, including lending and deposit gathering activities. Also, changes to laws on interstate banking and branching now permit banks and bank holding companies headquartered outside Tennessee to move into Williamson County and Rutherford County more easily. In addition, there are credit unions, finance companies, securities brokerage firms, and other types of businesses offering financial services. Technological advances and the growth of e-commerce have made it possible for non-financial institutions to offer products and services that traditionally have been offered by banking institutions. Competition for deposit and loan opportunities in our market area is expected to be intense because of existing competitors and the geographic expansion into the market area by other institutions. See “BUSINESS—Supervision and Regulation.” No assurance can be given that we will be successful in our efforts to compete with other such institutions.

We Have Incurred Substantial Expenses Related to Our Recent Acquisition

We have incurred substantial expenses in connection with completing our recent acquisition of MidSouth and integrating the operations of the acquired businesses of Midsouth with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to accurately estimate at the present time. As a result, the transaction and integration expenses associated with our recent acquisition of MidSouth could exceed the savings that we expect to achieve from the realization of economies of scale and cost savings related to the integration of the acquired business of MidSouth following the completion of our recent acquisition.

There Can Be No Assurance That the Bank Will Not Incur Excessive Loan Losses

An allowance for loan losses account is accumulated through monthly provisions against income. This account is a valuation allowance established for probable incurred credit losses inherent in the loan portfolio. Banks are susceptible to risks associated with their loan portfolios. The Bank’s loan customers may include a disproportionate number of individuals and entities seeking to establish a new banking relationship because they are dissatisfied with the amount or terms of credit offered by their current banks, or they may have demonstrated less than satisfactory performance in previous banking relationships. If the Bank lends to individuals who have demonstrated less than satisfactory performance in previous banking relationships, the Bank could experience disproportionate loan losses, which could have a significantly negative impact on the Bank’s earnings. Although management is aware of the potential risks associated with extending credit to customers with whom they have not had a prior lending relationship, there can be no assurance that the Bank will not incur excessive loan losses. Bank regulators may disagree with the Bank’s characterization of the collectability of loans and may require the Bank to downgrade credits and increase our provision for loan losses that would negatively impact results of operations and capital levels.

Changes in Interest Rates May Reduce the Bank’s Profitability

We incur interest rate risk. The Bank’s profitability is dependent, to a large extent, upon net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank will continue to be affected by changes in interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of our lending and deposit activities. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Furthermore, an increase in interest rates may negatively affect the market value of securities in our investment portfolio. A reduction in the market value of our portfolio will increase the unrealized loss position of our available-for-sale investments. Any of these events could materially adversely affect our results of operations or financial condition.

If We Fail to Effectively Manage Credit Risk and Interest Rate Risk, Our Business and Financial Condition Will Suffer

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are, or will be, adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

The Bank Depends on Its Ability to Attract Deposits

The acquisition of local deposits is a primary objective of the Bank. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. In addition to the traditional deposit accounts solicited in its community, the Bank also solicits local deposits through the Internet and will offer Internet-only deposit accounts to supplement traditional depository accounts. The Bank is a member of the FHLB for use as a general funding source and may use Internet funds and brokered deposits to balance funding needs. The ability of the Bank to accept brokered deposits is dependent on its ability to be “well capitalized.”

The Bank May Be Required to Rely on Secondary Sources of Liquidity to Meet Withdrawal Needs or Fund Operations, and There Can Be No Assurance That These Sources Will Be Sufficient to Meet Future Liquidity Demands

The primary source of the Bank’s funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include Internet funds, brokered certificates of deposit, borrowings from the Federal Reserve, FHLB advances, and federal funds lines of credit from correspondent banks. While management believes that these sources are currently adequate, there can be no assurance that they will be sufficient to meet future liquidity demands. The Bank may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.

Economic Challenges, Especially Those Affecting the Local Economy Where We Operate, Could Affect Our Financial Condition and Results of Operations

If the communities in which we operate do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. Adverse economic conditions to the extent they develop in our primary market area, which currently is limited to Williamson County and Rutherford County, Tennessee and the surrounding areas, could reduce our growth rate, affect the ability of our customers to repay their loans, and generally affect our financial condition and results of operations. Moreover, management cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market area if they do occur. Continued adverse market or economic conditions may increase the risk that the Bank’s borrowers will be unable to timely make their loan payments. Furthermore, even if the Bank’s borrowers continue to make timely loan payments, a deterioration in the real estate market could cause a decline in the appraised values of such mortgaged properties. In the event of such a deterioration, the Bank may be forced to write down the value of the loans, which could have a negative effect on the Bank’s capital ratios and earnings.

The Bank’s loan portfolio is real-estate focused. While real estate lending is the expertise of our lending staff and management, risks associated with this type of lending are heavily influenced by the economic environment. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.

As of December 31, 2014, approximately 89% of the Bank’s total loans were real-estate secured. One-to-four family residential properties accounted for 27% of the Bank’s portfolio, owner-occupied commercial real estate was 11% and other commercial real estate was 21% of the total loan portfolio. Total construction and land development lending accounted for 30% of total loans with custom-built residential homes representing 4%, other residential construction lending totaling 20%, commercial construction lending totaling 3% and land development lending totaling 3%. Other real estate lending, including multi-family and farmland, accounted for less than 1% of the total loan portfolio. A sustained period of increased payment delinquencies, foreclosures, or losses caused by continuing adverse market or economic conditions in the state of Tennessee, or more specifically the Bank’s market area in Williamson County and Rutherford County in Middle Tennessee, could adversely affect the value of our assets, revenues, results of operations, and financial condition.

Our Financial Condition and Results of Operations Could be Affected if Long-Term Business Strategies Are Not Effectively Executed

Although the Bank’s primary focus in the near term will be organically growing its balance sheet, over the longer term, management may pursue a growth strategy for the Bank’s business through de novo branching. The Bank’s prospects must be considered in light of the risks, expenses, and difficulties occasionally encountered by financial services companies in growth stages, which may include the following:

•	Operating Results: There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances, or other operating results necessary to avoid losses or produce profits. The Bank’s growth strategy necessarily entails growth in overhead expenses as it routinely adds new offices and staff. Historical results may not be indicative of future results or results that may be achieved as the Bank continues to increase the number and concentration of the Bank’s branch offices.

•	Development of Offices: There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, de novo branches may be expected to negatively impact earnings during this period of time until the branches reach certain economies of scale.

•	Regulatory and Economic Factors: Growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations, or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect continued growth and expansion. Failure to successfully address the issues identified above could have a material adverse effect on the Bank’s business, future prospects, financial condition, or results of operations, and could adversely affect the Bank’s ability to successfully implement its longer term business strategy.

Our Financial Statements Reflect the Application of Purchase Accounting. Any Change in the Assumptions Used in Such Methodology Could Have a Material Adverse Effect on Our Results of Operations.

We have acquired a significant amount of our assets and assumed a significant amount of our liabilities in our acquisition of MidSouth and our combined financial results are influenced by the application of purchase accounting. Purchase accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value at acquisition. If these assumptions are incorrect or our accountants or the regulatory agencies to whom we report do not concur with our judgments and require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

The Accuracy of Our Financial Statements and Related Disclosures Could be Affected if the Judgments, Assumptions or Estimates Used in Our Critical Accounting Policies are Inaccurate

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Negative Public Opinion or Failure to Maintain Our Reputation in the Communities We Serve Could Adversely Affect Our Business and Prevent Us from Growing Our Business

As a community bank, our reputation within the communities we serve is critical to our success. We have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and by being an active member of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, such as delays in regulatory approval based on unfounded complaints, which could impede the timeliness of regulatory approval for acquisitions we may make.

The Obligations Associated with Being a Public Company Will Require Significant Resources and Management Attention, Which Will Increase Our Costs of Operations and May Divert Focus from Our Business Operations

We have only recently been required to file periodic reports with the SEC. As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also now incur significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of any exchange on which our common stock may be listed in the future will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

If We Fail to Correct Any Material Weakness That We Identify in Our Internal Control over Financial Reporting or Otherwise Fail to Maintain Effective Internal Control over Financial Reporting, We May Not Be Able to Report Our Financial Results Accurately and Timely

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control processes are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the year ended December 31, 2015, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies or remain a smaller reporting company, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report.

If we identify material weaknesses in our internal control over financial reporting in the future and we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Board of Governors of the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

A Failure in, or Breach of, Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers or Other Third Parties, Including as a Result of Cyber Attacks, Could Disrupt Our Businesses, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs, and Cause Losses

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems and networks and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services, could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

The Bank Is Subject to General Banking Risks

Several risks are inherent in the business of banking. Factors outside the Bank’s control, such as instability in interest rates, a depressed economy, government regulation, and federal monetary policy, for example, could adversely impact the banking industry. Banks are also exposed to risk of loss as a result of fraud, embezzlement, insider abuse, and mismanagement. Extensions of credit create a risk that loans cannot, or will not, be repaid.

Earnings are affected by the ability of the Bank to properly originate, underwrite and service loans. The Bank could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Rapid changes in loan and deposit terms could result in a risk of loss from changes in interest rates. In managing its loans and investments (assets) and its borrowings and deposits (liabilities), the Bank will run the risk of having insufficient liquid assets to meet withdrawal requests.

Beyond general banking risk, we will take limited risk in mortgage banking, wealth management, trust services or other financial services being offered. Such risks could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because We Engage in Lending Secured By Real Estate and May Be Forced to Foreclose on the Collateral Property and Own The Underlying Real Estate, We May Be Subject to the Increased Costs and Risk Associated with the Ownership of Real Property, Which Could Have an Adverse Effect on Our Business or Results of Operations

A significant portion of our loan portfolio is secured by real estate property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans, in which case, we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	tornadoes or other natural or man-made disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.

We Are Subject to Environmental Liability Risk Associated with Lending Activities

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Our Loan Portfolio Includes a Meaningful Amount of Real Estate Construction and Development Loans, Which Have a Greater Credit Risk Than Residential Mortgage Loans

The percentage of loans in real estate construction and development in our portfolio was approximately 30% of total loans at December 31, 2014. These loans make up approximately 4% of our non-performing loans at December 31, 2014. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices in the Middle Tennessee area as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets (“NPAs”), increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We Are Dependent on Key Personnel

We are materially dependent on the performance of its executive management team, loan officers, and other support personnel. The loss of the services of any of these employees could have a material adverse effect on our business, results of operations, and financial condition. Many of these key officers have important customer relationships, which are instrumental to the Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. Management believes that future results also will depend, in part, upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which we may enter, as well as in sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that we will be successful in attracting or retaining such personnel. See “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Risks Related to the Regulation of Our Business

We Are Subject to Extensive Regulation

We are subject to extensive governmental regulation and control. Compliance with state and federal banking laws has a material effect on our business and operations. Our operations will at all times be subject to state and federal banking laws, regulations, and procedures. The laws and regulations applicable to the banking industry could change at any time and are subject to interpretation, and management cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably. Non-banking financial institutions, such as securities brokerage firms, insurance companies, and money market funds are now permitted to offer services which compete directly with services offered by banks. See “BUSINESS—Supervision and Regulation.”

The Regulatory Environment for the Financial Services Industry Is Being Significantly Impacted by Financial Regulatory Reform Initiatives, Which May Adversely Impact Our Business, Results of Operations and Financial Condition.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. See “BUSINESS—Supervision and Regulation.” The Dodd-Frank Act established, among other requirements, a new financial industry regulator, the CFPB, to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting “unfair, deceptive, or abusive acts or practices” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are examining proposing new rules on overdrafts and other consumer financial products or services and if any such rule limits our ability to provide such financial products or services it may have an adverse effect on our business. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Dodd-Frank Act. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets.

The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our businesses and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and issue supervisory guidance and have been increasing their examination and enforcement action activities. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or findings. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof, which may occur in the future.

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including final implementing regulations, guidance and interpretations of the regulatory agencies, supervisory priorities and actions, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment could require us to limit or change our business practices, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements, increase costs, impact the value of our assets, or otherwise adversely affect our businesses. The regulatory environment and enhanced examination and supervisory expectations and scrutiny can also potentially impact our ability to pursue business opportunities and obtain required regulatory approvals for potential investments and acquisitions.

Compliance and other regulatory requirements and expenditures have increased significantly for us and other financial services firms, and we expect them to continue to increase as regulators adopt new rules, interpret existing rules and increase their scrutiny of financial institutions, including controls and operational processes. We may face additional compliance and regulatory risk to the extent that we enter into new lines of business or new business arrangements with third-party service providers, alternative payment providers or other industry participants, including providers or participants that may not be regulated financial institutions. The additional expense, time and resources needed to comply with ongoing regulatory requirements may adversely impact our business and results of operations. In addition, regulatory findings and ratings could negatively impact our business strategies.

We Are Affected by Governmental Monetary Policies

Like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities. A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations. This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, adverse effect on the operating results of financial institutions. Borrowings by the United States government to finance the government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions. See “BUSINESS—Supervision and Regulation.”

The Impact of the Changing Regulatory Capital Requirements and Recently Adopted Capital Rules Is Uncertain

Under recently adopted rules by the Federal Reserve and FDIC, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules will become effective as to FFN and the Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of these more stringent capital requirements to FFN and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if FFN or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules could result in FFN or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit FFN’s and the Bank’s ability to make distributions, including paying dividends or buying back shares. See “BUSINESS—Supervision and Regulation.”

The Expanding Body of Federal, State and Local Regulation and/or the Licensing of Loan Servicing, Collections or Other Aspects of Our Business May Increase the Cost of Compliance And the Risks of Noncompliance

We service our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, our failure to comply with these laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations and prospects.

Federal and State Regulators Periodically Examine Our Business and We May Be Required to Remediate Adverse Examination Findings

The Federal Reserve, the FDIC, and the Tennessee Department of Financial Institutions (“TDFI”) periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Our FDIC Deposit Insurance Premiums and Assessments May Increase

The deposits of our subsidiary bank are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiary to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund (“DIF”). In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

We Are Required to Act As a Source of Financial and Managerial Strength For Our Bank in Times of Stress

Under federal law and longstanding Federal Reserve policy, we are expected to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders’ or creditors’, best interests to do so. Providing such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment. See “BUSINESS—Supervision and Regulation—Bank Holding Company Regulation.”

Future Acquisitions Generally Will Require Regulatory Approvals and Failure to Obtain Them Would Restrict Our Growth

We may decide to explore complementing and expanding our products and services by pursuing strategic acquisitions. Generally, any acquisition of target financial institutions, branches or other banking assets by us will require approval by and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	The effect of the acquisition on competition;

•	The financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;

•	The quantity and complexity of previously consummated acquisitions;

•	The managerial resources of the applicant and the bank(s) involved;

•	The convenience and needs of the community, including the record of performance under the CRA;

•	The effectiveness of the applicant in combating money-laundering activities;

•	The applicant’s regulatory compliance record; and

•	The extent to which the acquisition would result in greater or more concentrated risk to the stability of the United States banking or financial system.

Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.

We Face a Risk of Noncompliance and Enforcement Action with the Bank Secrecy Act and Other Anti-Money Laundering Statutes and Regulations

The Bank Secrecy Act (the “BSA”), the USA PATRIOT Act of 2001 (the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have an adverse effect on our business, financial condition and results of operations.

There Are Substantial Regulatory Limitations on Changes of Control of a Bank Holding Company

With certain limited exceptions, federal regulations prohibit a person, a company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of FFN without prior notice or application to and the approval of the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

Risks Related to an Investment in Our Common Stock

Shares of Our Common Stock Are Not Insured

Shares of our common stock are not deposits and are not insured by the FDIC or any other entity and you will bear the risk of loss if the value or market price of our common stock is adversely affected.

There Is Currently a Very Limited Public Market for Our Common Stock and One May Not Develop

Although we are an SEC reporting company, our common stock has had very little liquidity, with only limited trading of our common stock on the OTCQB of the OTC Markets Group. We have applied to list our common stock on the New York Stock Exchange (“NYSE”), but an active, liquid trading market for our common stock may not develop or be sustained following our proposed initial public offering. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. If an active, liquid trading market for our common stock does not develop, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

The Market Price of Our Common Stock May Fluctuate Significantly

The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	perceptions in the market place involving our competitors and/or us;

•	changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock after our proposed initial public offering;

•	the failure of securities analysts to cover, or continue to cover, us after the offering;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving our competitors or us;

•	the trading volume of our common stock;

•	future sales of our common stock;

•	our treatment as an “emerging growth company” under federal securities laws;

•	additions or departures of key personnel;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	failure to integrate acquisitions or realize anticipated benefits from our acquisitions;

•	rapidly changing technology; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the bank and non-bank financial services industries.

If any of the foregoing occurs, it could cause our stock price to fall and expose us to litigation that, even if our defense is successful, could distract management and be costly to defend.

Securities Analysts May Not Initiate or Continue Coverage on Our Common Stock, Which Could Adversely Affect the Market for Our Common Stock

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

The Rights of Our Common Shareholders Are Subordinate to the Rights of the Holders of Our Series A Preferred Stock and Any Debt Securities That We May Issue and May Be Subordinate to the Holders of Any Other Class of Preferred Stock That We May Issue in the Future

We have issued 10,000 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation preference of $1,000 per share (“Series A Preferred Stock”). These shares have rights that are senior to our common stock. As a result, we must make payments on the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our Board of Directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock and to determine the terms of each issue of preferred stock without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock and could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

There Is No Certainty of Return on Investment

No assurance can be given that a holder of the shares will realize a substantial return on his or her investment, or any return at all. Further, as a result of the uncertainty and risks associated with our operations as described in this “RISK FACTORS” section, it is possible that an investor will lose his or her entire investment.

We Cannot Ensure When Or If We Will Pay Dividends

Our ability to pay dividends is highly dependent on the Bank’s ability to pay dividends and may be limited based upon restrictions of the SBLF and based upon our earnings and capital needs. As a result of our participation in the SBLF, the likelihood of our declaring dividends to our shareholders is contingent on the anticipated growth and capital preservation strategy to maintain a strong capital level for both the Bank and FFN. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us and may require regulatory approval to do so. As a result, we cannot project or guarantee when dividends will be declared in the future, if at all. Our Board of Directors has also decided to not pay dividends on common stock at this time.

We May Require Additional Capital

The Board of Directors believes that the current level of capital will be adequate at the present time to sustain the operations and projected growth of FFN and the Bank. If FFN or the Bank fails to meet sufficient financial performance (including as a result of significant provision expense as a result of deterioration in asset quality) or if the assets of the Bank grow more quickly than projected, management may determine, or government regulators may require, FFN or the Bank to raise additional capital. In the event FFN or the Bank falls below certain regulatory capital adequacy standards, they may become subject to regulatory intervention and restrictions. We can give no assurance that such additional capital is available at prices that will be acceptable to us, if at all. In the event of the issuance of additional shares, then current shareholders will not have the first right to subscribe to new shares (preemptive rights), so their ownership percentage may be diluted in the future.

We Are an Emerging Growth Company and It Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make Our Common Stock Less Attractive to Investors

We are an emerging growth company. For as long as we continue to be an emerging growth company, among other things, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as it is an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FFN’s and the Bank’s main office and headquarters operation is located at 722 Columbia Avenue, Franklin, Tennessee 37064. This location is leased by the Bank. The Bank operates branches at the following locations:

3359 Aspen Grove Drive, Suite 100, Franklin, Tennessee 37067; 134 Pewitt Drive, Suite 100, Brentwood, Tennessee 37027; 1015 Westhaven Blvd., Suite 150, Franklin, Tennessee 37064; 40 Moss Lane, Suite 100, Franklin, Tennessee 37064; 2035 Wall Street, Spring Hill, Tennessee 37174; One East College Street, Murfreesboro, Tennessee 37130; 724 President Place, Smyrna, Tennessee 37167; 2415 Memorial Boulevard, Murfreesboro, Tennessee 37129; 2782 South Church Street, Murfreesboro, Tennessee 37127; and 2610 Old Fort Parkway, Murfreesboro, Tennessee 37128. The Bank also operates mortgage loan office at 123 East College Street, Murfreesboro, Tennessee 37129. Ten of these locations are leased by the Bank; two are owned. Certain lease agreements for these properties are with entities owned by related parties of FFN and the Bank.

On February 19, 2015, the Bank sold the real estate of three of its branches in Rutherford County, Tennessee to Murfreesboro Branches, LLC (“Buyer”), an affiliate of Henry W. Brockman and Dr. David H. Kemp, each of whom are directors of the Bank and FFN, for a purchase price of $4,095,000 (the “Sale”). Buyer agreed to lease such real estate back to the Bank as of the date of the closing of the Sale, each lease having a term of 13 years. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE—Certain Transactions with Management.”

ITEM 3.	LEGAL PROCEEDINGS.

Neither we nor any subsidiary is aware of any pending or threatened material legal proceeding to which we or any such subsidiary is a party. Similarly, none of the properties of us or any subsidiary is subject to such proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

There is a limited public market for our common stock, with only very limited trading of our common stock on the OTCQB. In connection with the planned initial public offering of our common stock, we have applied to list our common stock on the NYSE under the symbol “FSB.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2013:

	High	Low
2014
First Quarter (January 1 to March 31)	$12.90	$12.90
Second Quarter (April 1 to June 30)	$12.90	$12.90
Third Quarter (July 1 to September 30)	$16.50	$12.90
Fourth Quarter (October 1 to December 31)	$22.00	$16.50
2013
First Quarter (January 1 to March 31)	$12.00	$12.00
Second Quarter (April 1 to June 30)	$12.00	$12.00
Third Quarter (July 1 to September 30)	$13.00	$13.00
Fourth Quarter (October 1 to December 31)	$13.00	$13.00

The prices set forth in the table above reflect sporadic, limited trading of our common stock, without retail mark-up, mark-down or commissions.

As of December 31, 2014, we had 2,492 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, tax considerations, general economic conditions and any legal or contractual limitations on our ability to pay dividends. We are not obligated to pay dividends on our common stock.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See “BUSINESS—Supervision and Regulation.” In addition, in the future we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends.

As a result of our participation in the SBLF program, we are obligated to pay quarterly non-cumulative dividends on our Series A Preferred Stock held by the U.S. Treasury. Payments are due each January 1, April 1, July 1 and October 1. The dividend rate on our Series A Preferred Stock is 1.0% per annum as of December 31, 2014 and will increase to 9.0% beginning March 2016. Failure to pay quarterly dividends on the Series A Preferred Stock may limit our ability to pay dividends on our common stock in the future.

Recent Sales of Unregistered Securities

On December 9, 2014, we issued the following shares of common stock upon the exercise of stock options at the following exercise prices per share for an aggregate purchase price of $140,391: (i) 3,945 shares at an exercise price of $10.00 per share; (ii) 7,485 shares at an exercise price of $10.50 per share; and (iii) 1,902 shares at an exercise price of $11.75 per share. Neither the exercise of the options nor its original issuance involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a) (2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

On December 19, 2014, we issued 3,969 shares of common stock upon the exercise of stock options at an exercise price of $10.00 per share, for an aggregate purchase of $39,690. Neither the exercise of the warrant nor its original issuance involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a) (2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by stockholders	1,242,537	$11.33	615,086
Equity Compensation Plans not approved by stockholders	0	$0	0

Total	1,242,537	$11.33	615,086

ITEM 6.	SELECTED FINANCIAL DATA.

This Item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Form 10-K. Unless otherwise noted, all amounts in this discussion are stated in thousands, with the exception of number of shares or per share amounts.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements included elsewhere in this report. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies:

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiary, Franklin Synergy Bank, together referred to as “the Company.” The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Overview

The Company reported net income of $8,414 for the year ended December 31, 2014, compared to $4,561 for the year ended December 31, 2013. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders year ended December 31, 2014 was $8,314, compared to $4,452 for the year ended December 31, 2013. The primary reason for the increase in net earnings available to common shareholders was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios during 2014, and due to the acquisition of MidSouth Bank (“MidSouth”), which added $184,345 in loans and $57,431 in securities available for sale, after considering the effect of purchase accounting entries, at the time the acquisition was completed.

MidSouth Bank Acquisition

On July 1, 2014, the acquisition of MidSouth was completed, expanding the Company’s presence in in the Nashville-Davidson-Murfreesboro-Franklin, TN Metropolitan Statistical Area, specifically in the Rutherford County market. Headquartered in Murfreesboro, Tennessee and founded in 2004, MidSouth had five branches located throughout Rutherford County, which is adjacent to Williamson County. As of June 30, 2014, MidSouth had total assets of $281,051, total loans of $191,692 and total deposits of $244,242. MidSouth held a loan portfolio that was primarily comprised of real estate loans. Immediately prior to the closing of the acquisition, as of June 30, 2014, MidSouth’s nonperforming loans totaled 1.34% of total loans, and net recoveries to average loans, on an annualized basis, was 0.17% for the first six months of 2014.

As a result of the MidSouth acquisition, the Company:

•	grew consolidated total assets from $872,142 to $1,165,972 as of July 1, 2014, after giving effect to purchase accounting adjustments;

•	increased total loans from $485,589 to $669,934 as of July 1, 2014;

•	increased total deposits from $747,324 to $991,739 as of July 1, 2014; and

•	expanded its employee base from 126 full time equivalent employees to 227 full time equivalent employees as of July 1, 2014.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the year ended December 31, 2014 totaled $37,693, compared to $21,045 for the year ended December 31, 2013, an increase of $16,648, or 79.1%, between the respective periods. For the year ended December 31, 2014, interest income increased $18,450 due to growth in both the loan and investment securities portfolios, offset by a $1,802 increase in interest expense, which totaled $5,739 for the year ended December 31, 2014, as a result of increases in both interest-bearing deposits and borrowings.

Interest-earning assets averaged $1,008,156 during the year ended December 31, 2014 compared to $616,880 for the year ended December 31, 2013, an increase of $391,276, or 63.4%. This increase was due primarily to the acquisition of MidSouth, although the Company experienced significant organic growth as well. Average loans increased 72.1%, and investment securities increased 49.9%, for the year ended December 31, 2014. The yield on average interest-earning assets increased 26 basis points to 4.31% during the year ended December 31, 2014, compared to 4.05% for the year ended December 31, 2013. A decrease in the yield on average loans between 2014 and 2013 was more than offset by an increase in the yield on average securities available for sale between the periods. For the years ended December 31, 2014 and 2013, the yield on available for sale securities was 2.59% and 1.79%, respectively. The primary driver for the increase was the slowing of prepayment amortization during 2014, as compared to 2013. During the year ended December 31, 2014, prepayment amortization of available for sale securities was $2,650, which represented a yield reduction of 86 basis points when compared to 2013.

Interest-bearing liabilities averaged $848,993 during the year ended December 31, 2014 compared to $525,906 during 2013, an increase of $323,087, or 61.4%. This increase was due primarily to the acquisition of MidSouth. Total average interest-bearing deposits grew $307,720, including increases in average interest checking of $87,325, average money market accounts of $85,386, and average time deposits outstanding of $124,572 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Rapid growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $9,031. Average Federal funds purchased decreased $2,930 when comparing 2014 with 2013. The decrease in average Federal funds purchased was partially due to the funding received from the MidSouth acquisition and from the addition of public fund deposits. The cost of average interest-bearing liabilities decreased seven basis points to 0.68% during 2014, compared to 0.75% during 2013. This favorable decline was primarily due to decreases in the rates paid on money market accounts and time deposits. The effect of the $323,087 increase in average interest-bearing liabilities, offset somewhat by the seven basis points decrease in cost of average interest-bearing liabilities, resulted in the $1,802 increase in interest expense between 2014 and 2013.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three-and nine-month periods ended December 31, 2014 and 2013:

Average Balances(7)—Yields & Rates

(Dollars in thousands)

	Year Ended December 31,
	2014			2013
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$609,714	$33,585	5.51%	$354,248	$20,094	5.67%
Securities available for sale(6)	307,723	7,961	2.59%	199,072	3,558	1.79%
Securities held to maturity	57,576	1,579	2.74%	44,666	1,164	2.61%
Certificates of deposit at other financial institutions	126	3	2.38%	56	—	0.00%
Federal funds sold and other(2)	33,017	304	0.92%	18,838	166	0.88%

TOTAL INTEREST EARNING ASSETS	$1,008,156	$43,432	4.31%	$616,880	$24,982	4.05%
Allowance for loan losses	(5,655)			(4,277)
All other assets	47,188			24,573

TOTAL ASSETS	$1,049,689			$637,176
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$198,832	$510	0.26%	$111,507	$350	0.31%
Money market	300,643	2,037	0.68%	215,257	1,718	0.80%
Savings	24,088	117	0.49%	13,651	68	0.50%
Time deposits	273,006	2,637	0.97%	148,434	1,557	1.05%
Federal Home Loan Bank advances	28,510	262	0.92%	19,479	100	0.51%
Federal funds purchased and other(3)	23,914	176	0.74%	17,578	144	0.82%

TOTAL INTEREST BEARING LIABILITIES	$848,993	$5,739	0.68%	$525,906	$3,937	0.75%
Demand deposits	100,105			53,867
Other liabilities	3,024			2,048
Total shareholders’ equity	97,567			55,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,049,689			$637,176
NET INTEREST SPREAD(4)			3.63%			3.30%
NET INTEREST INCOME		$37,693			$21,045
NET INTEREST MARGIN(5)			3.74%			3.41%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change year ended December 31, 2014 versus December 31, 2013
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$14,491	$(1,000)	$13,491
Securities available for sale	1,942	2,461	4,403
Securities held to maturity	336	79	415
Certificates of deposit at other financial institutions	—	3	3
Federal funds sold and other	125	13	138

TOTAL INTEREST INCOME	$16,894	$1,556	$18,450

INTEREST EXPENSE
Deposits
Interest checking	$274	$(114)	$160
Money market accounts	681	(362)	319
Savings	52	(3)	49
Time deposits	1,307	(227)	1,080
Federal Home Loan Bank advances	46	116	162
Other borrowed funds	52	(20)	32

TOTAL INTEREST EXPENSE	$2,413	$(611)	$1,802

NET INTEREST INCOME	$14,486	$2,163	$16,648

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

The provision for loan losses was $2,374 and $907 for the years ended December 31, 2014 and 2013, respectively. The higher provision for 2014, compared to 2013, is due primarily to higher loan growth during 2014. Nonperforming loans at December 31, 2014 totaled $1,151 compared to $2,601 at December 31, 2013, representing 0.1% and 0.6% of total loans, respectively.

Non-Interest Income

Non-interest income for the years ended December 31, 2014 and 2013 was $10,051 and $6,819, respectively. The following is a summary of the components of non-interest income (in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Service charges on deposit accounts	$53	$52	$1	1.9%
Other service charges and fees	1,777	1,112	665	59.8%
Net gains on sale of loans	5,814	4,403	1,411	32.0%
Investment services	639	241	398	165.1%
Loan servicing fees, net	254	(365)	619	169.6%
Gain on sale of investment securities, net	259	88	171	194.3%
Other	1,255	1,288	(33)	(2.6%)

Total non-interest income	$10,051	$6,819	$3,232	47.4%

Other service charges and fees for the year ended December 31, 2014 increased $665, or 59.8%, from 2013, primarily due to the MidSouth acquisition, which contributed to increases in ATM fees and investment management fees.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and SBA loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for year ended December 31, 2014 was $5,814, an increase of $1,411, or 32.0%, from the year ended December 31, 2013. The increase was primarily due to improved pricing spread on mortgage loans sold. The Company recognized $3,455 in pricing adjustment gains during 2014, compared to $1,413 during 2013, an increase of $2,042, or 144.5%. Residential refinancing activity that began to surge during the second half of 2011 in response to historically low interest rates remained significant into 2013 but began to decrease in the second half of 2013.

Investment services income are commissions earned based on the investment brokerage activities and volume related to the Company’s wealth management clients. Investment services income for 2014 was $639, an increase of 165.1% when compared with 2013. The increase in investment services income is attributable to the acquisition of MidSouth, which included an established trust and investment division.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of mortgage servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the year ended December 31, 2014, net loan servicing fees were $254 compared to ($365) for the year ended December 31, 2013. The favorable increase to loan servicing fees was primarily related to a decrease in amortization as a result of a decrease in residential refinancing activity.

Non-interest Expense

Non-interest expense for the years ended December 31, 2014 and 2013 was $31,822 and $19,662, respectively. This increase was the result of the following components listed in the table below (in thousands):

	Year Ended December 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Salaries and employee benefits	$19,160	$13,142	$6,018	45.8%
Occupancy and equipment	4,729	2,731	1,998	73.2%
FDIC assessment expense	600	354	246	69.5%
Net loss on sale and write-down of foreclosed assets	96	223	(127)	(57.0%)
Marketing	728	283	445	157.2%
Professional fees	2,040	596	1,444	242.3%
Other	4,469	2,333	2,136	91.6%

Total non-interest expense	$31,822	$19,662	$12,160	61.8%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall current growth. Two primary increases for the year ended December 31, 2014, were in salaries and employee benefits and in occupancy and equipment. With the acquisition of MidSouth, the Bank’s staffing increased from 123 full-time equivalent employees as of December 31, 2013, to 218 as of December 31, 2014. The increased staffing is due to the retention of the majority of the MidSouth employees that were needed to continue to support the branches as well as additional operational staff needed to handle the growth in loans and deposits. The increase in occupancy and equipment expenses during 2014 are attributed to the addition of six branches, five of which were added with the acquisition of MidSouth, the relocation of two branch offices, and the expansion of the Company’s headquarters in downtown Franklin, Tennessee.

The Company’s FDIC assessment increased during 2014 primarily due to the acquisition of MidSouth and the related growth in assets that directly resulted from that event.

Net loss on sale and write-down of foreclosed assets consists of losses from the sale of Other Real Estate Owned (“OREO”) properties and other foreclosed assets and from valuation adjustments against the carrying costs of foreclosed assets. For the year ended December 31, 2014, there was a loss on the sale of OREO of $96 compared to a loss of $223 for the year ended December 31, 2013.

The increase in marketing expenses during 2014 is also attributed to the acquisition of MidSouth, since the Company increased its marketing efforts in the Rutherford County, Tennessee market around the time the acquisition was completed.

The increase in professional fees during the year ended December 31, 2014, is primarily from fees associated with the acquisition of MidSouth. These expenses totaled $2,040 for the year ended December 31, 2014, compared to $596 for the same period in 2013, and included investment banker fees, consulting fees and various legal and accounting fees. Expenses related to the Company’s acquisition of MidSouth totaled $926. These expenses were related to the systems conversions and various professional fees for legal, accounting and investment banking consultants. In addition, the Company experienced increases in other professional fees, specifically in brokerage settlement expenses ($159), legal fees ($96), and accounting fees ($144).

Income Tax Expense

The Company recognized an income tax expense for the year ended December 31, 2014, of $5,134, compared to $2,734 year ended December 31, 2013. The Company’s year-to-date income tax expense for the year ended December 31, 2014 reflects an effective income tax rate of 37.9%, compared to 37.5% for the year ended December 31, 2013. This increase in the effective tax rate resulted from unfavorable permanent differences arising from expenses associated with the MidSouth acquisition and from stock-based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2014 and 2013:

	2014	2013
Return on assets (net income divided by average total assets)	0.80%	0.72%
Return on equity (Net income divided by average equity)	8.62%	8.24%
Dividend payout ratio (Dividends declared per share divided by net income per share)	—%	—%
Equity to asset ratio (Average equity divided by average total assets)	9.29%	8.69%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)	8.57%	9.78%

The minimum leverage capital ratio required by the regulatory agencies is 4.00%.

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2014 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Tier 1 capital:
Stockholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$107,795
Tier 2 capital:
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	6,680

Total risk-based capital	$114,475

Risk-weighted assets, gross	$930,801
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$930,801

Risk-based capital ratios:
Tier 1 risk-based capital ratio	11.58%

Total risk-based capital ratio	12.30%

The minimum Tier 1 risk-based capital ratio required by the regulatory agencies is 4.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2014, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2014 AND DECEMBER 31, 2013

Overview

The Company’s total assets increased by $559,453, or 70.3%, from December 31, 2013 to December 31, 2014. The increase in total assets has primarily been the result of the acquisition of MidSouth along with organic growth in the loan portfolio and in the investment portfolio.

The MidSouth acquisition added approximately $293,830 of assets and $252,736 of liabilities to the Company’s consolidated balance sheet as of the acquisition date. The Company issued approximately 2.8 million common shares as purchase consideration in connection with the acquisition which added approximately $40,976 to consolidated shareholders’ equity at the transaction date.

The following table presents the growth related to the acquisition of MidSouth and the organic growth experienced by the company when comparing selected balance sheet totals from December 31, 2014 and 2013.

In Thousands	Dec 31, 2013	Growth From MidSouth Acquisition	Organic Growth	Dec 31, 2014
Total Loans	$421,304	$184,345	$181,539	$787,188
Total Securities	325,090	57,431	66,516	449,037
Total Assets	796,374	293,830	263,623	1,355,827
Total Deposits	681,300	244,415	246,518	1,172,233
Total Liabilities	731,211	252,736	250,081	1,234,028

Loans Held For Sale

At December 31, 2014, the Company had $18,462 in mortgage loans held for sale, compared to $10,694 as of December 31, 2013, an increase of 72.6%. The increase is attributable to the volume of loans closed and in the process of being sold to investors at December 31, 2014. The Company realized gains from sales of mortgage loans totaling $5,814 for the year ended December 31, 2014, compared to $4,403 for the year ended December 31, 2013.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at December 31, 2014 and December 31, 2013 were $787,188 and $421,304, respectively, an increase of $365,884, or 86.8%. This growth in the loan portfolio is due to the acquisition of MidSouth, increased market penetration and a healthy local economy, as well as the addition of experienced lending officers.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	December 31, 2014		December 31, 2013
	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Residential	$213,760	27.1%	$138,466	32.8%
Construction and land development	239,225	30.4%	113,710	26.9%
Commercial	246,352	31.3%	125,202	29.7%
Commercial and industrial	76,570	9.7%	36,397	8.6%
Consumer and other	8,025	1.0%	8,250	2.0%

Total loans—gross, excluding PCI loans	783,932	99.5%	422,025	100.0%

Total PCI loans (note 1)
Real estate:
Residential	$814	0.1%	$—	—%
Construction and land development	77	NM	—	—%
Commercial	1,798	0.2%	—	—%
Commercial and industrial	1,624	0.2%	—	—%
Consumer and other	2	NM	—	—%

Total loans—gross PCI loans	4,315	0.5%	—	—%

Total gross loans	788,247	100.0%	422,025	100.0%

Less: deferred loan fees, net	(1,059)		(721)
Allowance for loan losses	(6,680)		(4,900)

Total loans, net allowance for loan losses	$780,508		416,404

note 1: PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased 86.8% during 2014, primarily due to completing the acquisition of MidSouth, which initially added $184.3 million to the Company’s loan portfolio, after applying purchase accounting adjustments. During 2014, the Company experienced growth in real estate loans of 86.0%, with the growth occurring in the construction and land development (110.4%), commercial real estate (98.2%) and residential real estate (55.0%) segments. The Company also experienced strong growth of 114.8% in the commercial and industrial segment during 2014.

Real estate loans comprised 89.1% of the loan portfolio at December 31, 2014. The largest portion of the real estate segments of the portfolio as of December 31, 2014, was commercial real estate loans, which totaled 35.3% of real estate loans. Commercial real estate loans totaled $248,150 at December 31, 2014, and comprised 31.5% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $214,574 and comprised 30.6% of real estate loans and 27.2% of total loans at December 31, 2014.

Construction and land development loans totaled $239,302 at December 31, 2014, and comprised 34.1% of real estate loans and 30.4% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial and industrial loans grew 114.8% during 2014, primarily due to the acquisition of MidSouth and comprised 9.9% of total loans at December 31, 2014, as compared to 8.6% as of December 31, 2013. The commercial and industrial classification primarily consists of commercial loans to small-to-medium sized businesses.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2014, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2014
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Residential	$20,085	$97,690	$96,799	$214,574
Construction and land development	183,596	42,566	13,140	239,302
Commercial	20,880	98,752	128,518	248,150
Commercial and industrial	25,753	40,781	11,660	78,194
Consumer and other	3,045	4,452	530	8,027

Total	$253,359	$284,241	$250,647	$788,247

Fixed interest rate	$138,287	$245,782	$111,643	$495,712
Variable interest rate	115,072	38,459	139,004	292,535

Total	$253,359	$284,241	$250,647	$788,247

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013			increase (decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$626,180	$6,662	1.06%	$417,402	$4,352	1.04%	$208,788	$2,310	2 bps
Non-PCI acquired loans (note 1)	156,806	—	—%	—	—	—%	156,806	—	—
Impaired loans	946	18	1.90%	4,623	548	11.85%	(3,677)	(530)	-995 bps

Non-PCI loans	783,932	6,680	0.85%	422,025	4,900	1.16%	361,907	1,780	-31 bps
PCI loans	4,315	—		—	—		4,315	—	—

Total loans	$788,247	$6,680	0.85%*	$422,025	$4,900	1.16%	$366,222	$1,780	-31 bps

*	The significant decrease in this ratio (allowance for loan losses to total loans) compared to the prior period end is primarily due to the addition of the MidSouth loans, since the MidSouth loans were recorded at fair value, including credit discount as of the date of acquisition.

note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014, or approximately 2.7% of the outstanding aggregate loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. The remaining fair value discount balance at December 31, 2014 related to the acquired loans was $3,871, or 2.5% of the outstanding aggregate loan balances. None of the purchased loans have been identified as impaired beyond the extent of the recorded discounts, and no allowance for loan loss was recorded at December 31, 2014 related to the acquired loans.

At December 31, 2014, the allowance for loan losses was $6,680, compared to $4,900 at December 31, 2013. The allowance for loan losses as a percentage of total loans was 0.85% and 1.16% at December 31, 2014 and 2013, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount. The decrease in the allowance for loan losses as a percentage of total loans is due to the required accounting for bank mergers and acquisitions which requires banks to use purchase accounting and to record transactions at fair value. Therefore, the loans acquired through the merger have been evaluated and a fair value adjustment was recorded. A portion of the fair value adjustment included a credit valuation allowance and any additional loan loss reserve needed for these loans was included in the fair value adjustment.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$4,900	$3,983
Loans charged-off:
Residential real estate	(61)	(107)
Construction & land development	—	—
Commercial real estate	(540)	—
Commercial & industrial	(58)	(19)
Consumer	—	—

Total loans charged-off	(659)	(126)
Recoveries on loans previously charged-off:
Residential real estate	65	136
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loan recoveries	65	136
Net recoveries (charge-offs)	(594)	10
Provision for loan losses charged to expense	2,374	907

Total allowance at end of period	$6,680	$4,900

Total loans, gross, at end of period (Note 1)	$788,247	$422,025

Average gross loans (Note 1)	$594,138	$334,615

Allowance to total loans	0.85%	1.16%

Net charge-offs to average loans	0.10%	0.00%

(Note 1) Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	December 31, 2014			December 31, 2013
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	%of Allowance to Total	% of loan Type to Total Loans
Real estate loans:
Residential	$1,791	26.8%	27.2%	$1,402	28.6%	32.8%
Construction and land development	2,690	40.3%	30.4%	1,552	31.7%	26.9%
Commercial	1,494	22.4%	31.5%	1,511	30.8%	29.7%
Total real estate	5,975	89.5%	89.1%	4,465	91.1%	89.4%
Commercial and industrial	650	9.7%	9.9%	337	6.9%	8.6%
Consumer and other	55	0.8%	1.0%	98	2.0%	2.0%

Nonperforming Assets

Nonperforming loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure). Loans are placed on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of nonperforming loans is non-accrual loans, which as of December 31, 2014 totaled $835. The other component of nonperforming loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. There were outstanding loans totaling $316 that were past due 90 days or more and still accruing interest at December 31, 2014.

The table below summarizes nonperforming loans and assets for the periods presented.

	December 31, 2014	December 31, 2013
Non-accrual loans	$835	$2,601
Past due loans 90 days or more and still accruing interest	316	—

Total nonperforming loans	1,151	2,601
Foreclosed real estate (“OREO”)	715	181

Total nonperforming assets	$1,866	$2,782

Total nonperforming loans as a percentage of total loans	0.1%	0.6%
Total nonperforming assets as a percentage of total assets	0.1%	0.3%
Allowance for loan losses as a percentage of nonperforming loans	580%	188%

As of December 31, 2014, there was one loan on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$—	—%	—
Construction & land development	—	—%	—
Commercial real estate	835	100.0%	1
Commercial & industrial	—	—%	—
Consumer	—	—	—

Total non-accrual loans	$835	100.0%	1

Troubled debt restructurings (TDRs) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources; however, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations; however, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or non-accrual loans. Non-accrual TDRs are included in non-accrual loans whereas accruing TDRs are excluded because the borrower remains contractually current. The Company had no TDRs as of December 31, 2014 and 2013.

Generally, loans that are current as to principal and interest are not included in our nonperforming assets categories; however, a loan that is current may be classified as a potential problem loan if doubts arise about the borrower’s future performance under the terms of the loan contract. Loans are assigned risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually when classifying the loans as to credit risk.

The following definitions are used for assigning risk ratings to loans:

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Residential	$211,998	$—	$2,576	$—	$214,574
Construction and land development	239,225	—	77	—	239,302
Commercial	244,961	—	3,189	—	248,150

Total real estate	696,184	—	5,842	—	702,026

Commercial and industrial	76,552	—	1,642	—	78,194
Consumer and other	8,025	—	2	—	8,027

Total	$780,761	$—	$7,486	$—	$788,247

Investment Securities

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $395,705 at December 31, 2014, compared to $268,515 at December 31, 2013, an increase of $127,190 or 47.4%. The increase in available-for-sale securities was primarily attributed to the third quarter 2014 acquisition of MidSouth and the security purchases made during the fourth quarter of 2014.

The Company’s held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $53,332 at December 31, 2014, compared to $56,575 at December 31, 2013, a decrease of $3,243, or 5.7%.

The combined portfolios represented 33.1% and 40.8% of total assets at December 31, 2014, and December 31, 2013, respectively. At December 31, 2014, the Company had no securities that were classified as having Other Than Temporary Impairment.

The following table summarizes the fair value of the available for sale securities portfolio at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
U.S. government sponsored entities and agencies	$30,173	$14,724
U.S. Treasury securities	20,000	—
Mortgage-backed securities: residential	339,067	252,484
Mortgage-backed securities: commercial	6,465	1,307

Total	$395,705	$268,515

The following table summarizes the amortized cost of the held to maturity securities portfolio at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
U.S. government sponsored entities and agencies	$5,550	$8,225
Mortgage-backed securities: residential	38,587	39,043
State and political subdivisions	9,195	9,307

Total	$53,332	$56,575

The table below presents the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. government sponsored entities and agencies	$13,729	$3,029	$10,561	$2,750	$30,069	$30,173
U.S. Treasury securities	20,000	—	—	—	20,000	20,000
Mortgage-backed securities: residential(1)	3,996	235,600	69,338	26,744	335,678	339,067
Mortgage-backed securities: commercial(1)	73	2,808	3,551	—	6,432	6,465

Total available-for-sale securities	$37,798	$241,437	$83,450	$29,494	$392,179	$395,705

Percent of total	9.6%	61.6%	21.3%	7.5%	100.0%
Weighted average yield(2)	0.47%	2.51%	2.57%	3.11%	2.37%

(1)	Mortgage-backed securities are grouped into average lives based on December 2014 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

The table below presents the maturities and yield characteristics of the Company’s held-to-maturity securities as of December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. government sponsored entities and agencies	$759	$1,791	$—	$3,000	$5,550	$5,625
Mortgage-backed securities: residential(1)	—	17,206	11,945	9,436	38,587	38,580
State and political subdivisions	250	3,987	4,958	—	9,195	9,536

Total held-to-maturity securities	$1,009	$22,984	$16,903	$12,436	$52,092	$53,741

Percent of total	1.9%	43.1%	31.7%	23.3%	100.0%
Weighted average yield(2)	3.34%	2.72%	1.72%	3.12%	2.85%

(1)	Mortgage-backed securities are grouped into average lives based on December 2014 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

Securities pledged at December 31, 2014 and 2013 had a carrying amount of $366,764 and $194,925 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Restricted Equity Securities

The Company also had other investments of $5,349 and $3,032 at December 31, 2014, and December 31, 2013, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $9,664 at December 31, 2014 compared to $4,138 at December 31, 2013, an increase of $5,526, or 133.5%. This increase was the combined result of the acquisition of MidSouth, which added three buildings and all the related furniture and equipment, the leasehold improvements and furniture purchases related to an addition to the Company’s main office in downtown Franklin, Tennessee. In addition, two branches were relocated during 2014, and the build-out and furnishing of these offices also increased bank premises and equipment.

At December 31, 2014, three of the former MidSouth properties were reclassified as held for sale since they had been identified for sale, and the sale of the properties was probable. The properties were valued at the sales price that had been negotiated, less estimated costs to sale. The reclassification resulted in $4,080 being recorded as buildings held for sale and a loss of $93 that was recognized in the fourth quarter, when the properties were reclassified as held for sale.

Bank Owned Life Insurance

As of December 31, 2014, the Company had $11,664 in bank owned life insurance (“BOLI”), compared to $8,232 at December 31, 2013. The increase in BOLI is primarily attributed to the acquisition of MidSouth as discussed in NOTE 2 of the footnotes to the consolidated financial statements.

Goodwill and Intangible Assets

As of December 31, 2014, the Company had $9,124 in goodwill compared to $157 at December 31, 2013. The increase in goodwill is related to the acquisition of MidSouth and is presented in tabular format NOTE 2 of the footnotes to the financial statements. At December 31, 2014, there were no circumstances or significant changes that have occurred in the last six months of 2014 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimate of foreclosed assets that were acquired, which increased goodwill by $160 during the fourth quarter of 2014.

As of December 31, 2014, the Company had $2,698 in net core deposit intangible, all of which is attributed to the acquisition of MidSouth. The Company had no core deposit intangible at December 31, 2013. At the time of the acquisition as of July 1, 2014, the Company recorded a core deposit intangible of $3,060, and that intangible is being amortized over 8.2 years. Through December 31, 2014, the Company has recognized amortization expense of $362 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2014 and 2013:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(362)	$—	$—

Aggregate amortization expense was $362 for 2014. There was no amortization expense for 2013.

The following table presents estimated amortization expense for each of the next five years:

2015	$655
2016	564
2017	473
2018	382
2019	291

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

At December 31, 2014, total deposits were $1,172,233, an increase of $490,933, or 72.1%, compared to $681,300 at December 31, 2013. Most of the growth in deposits is attributable to the acquisition of MidSouth, which added $244,415 to total deposits at the time the transaction was completed. Included in the Company’s funding strategy are brokered deposits and public funds deposits. Total brokered deposits increased from $40,401 at December 31, 2013 to $86,383 at December 31, 2014, primarily due to the brokered deposits that were added in the acquisition of MidSouth and due to the brokered money market deposits that were added in the fourth quarter of 2014. Public funds deposits increased from $244,627 at December 31, 2013 to $342,179 at December 31, 2014.

Time deposits excluding brokered deposits as of December 31, 2014, amounted to $268,101, as compared to $257,637 as of December 31, 2013.

The average amounts for deposits for 2014 and 2013 are detailed in the following schedule.

	2014		2013
In thousands, except percentages	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest-bearing deposits	$100,105	—%	$53,867	—%
Interest-bearing checking accounts	198,832	0.26	111,507	0.31
Money market demand accounts	300,643	0.68	215,257	0.80
Other savings	24,088	0.49	13,651	0.50
Time deposits	273,006	0.97	148,434	1.05

	$896,674	0.59%	$542,716	0.68%

The following table shows time deposits of $100 or more by category based on time remaining until maturity.

December 31, 2014
Three months or less	$16,936
Over three months through six months	29,695
Over six months through 12 months	63,864
Over one year through three years	26,635
Over three years through five years	40,396
Over five years	—

Total	$177,526

Liquidity, Other Borrowings, and Capital Resources

Federal Funds Purchased and Repurchase Agreements

As of December 31, 2014, the Company had Federal funds purchased from correspondent banks totaling $16,825 compared to $20,825 outstanding as of December 31, 2013. The Federal funds rate at December 31, 2014 was 1.25%.

Securities sold under agreements to repurchase had an outstanding balance of $22,253 as of December 31, 2014, compared to $3,466 as of December 31, 2013. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. The weighted average rate for repurchase agreements was 0.56% as of December 31, 2014.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At December 31, 2014, advances totaled $19,000 compared to $23,000 as of December 31, 2013.

At December 31, 2014, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2015	2,000	0.70%
2016	—	—
2017	10,000	1.27%
2018	7,000	1.61%

Total	$19,000	1.33%

Capital

Stockholders’ equity was $121,799 at December 31, 2014, an increase of $56,636, or 86.9%, from $65,163 at December 31, 2013. No common dividends were paid during 2014.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2014 and 2013 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2014
Company Total Capital to risk weighted assets	$114,475	12.30%	$74,464	8.00	%N/A		N/A
Company Tier 1 (Core) Capital to risk weighted assets	$107,795	11.58%	$37,232	4.00	%N/A		N/A
Company Tier 1 (Core) Capital to average assets	$107,795	8.57%	$50,291	4.00	%N/A		N/A
Bank Total Capital to risk weighted assets	$113,830	12.23%	$74,447	8.00%		$93,059	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$107,150	11.51%	$37,223	4.00%		$55,835	6.00%
Bank Tier 1 (Core) Capital to average assets	$107,150	8.52%	$50,279	4.00%		$62,849	5.00%

December 31, 2013
Company Total Capital to risk weighted assets	$74,430	14.81%	$40,209	8.00	%N/A		N/A
Company Tier 1 (Core) Capital to risk weighted assets	$69,530	13.83%	$20,105	4.00	%N/A		N/A
Company Tier 1 (Core) Capital to average assets	$69,530	9.78%	$28,449	4.00	%N/A		N/A
Bank Total Capital to risk weighted assets	$73,305	14.59%	$40,192	8.00%		$50,239	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$68,405	13.62%	$20,096	4.00%		$30,144	6.00%
Tier 1 (Core) Capital to average assets	$68,405	9.62%	$28,455	4.00%		$35,569	5.00%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2014
Time deposits	$177,449	$89,482	$54,250	$13	$321,194
Federal funds purchased and repurchase agreements	39,078	—	—	—	39,078
FHLB advances	2,000	10,000	7,000	—	19,000
Lease commitments	2,696	5,476	5,629	27,578	41,379

Total	$221,223	$104,958	$66,879	$27,591	$420,651

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances” in Note 9 of our Consolidated Financial Statements. Lease commitments include the leases in place for certain branch sites.

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2014:

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years

Earning assets:
Loans, net of unearned income†	$786,352	$85,155	$183,406	$304,167	$213,624
Available for sale securities	395,705	29,999	—	2,090	363,616
Held to maturity securities	53,332	250	—	1,418	51,664
Loans held for sale	18,462	—	2,505	—	15,957
Interest-bearing deposits at other financial institutions	27,970	27,970	—	—	—
Certificates of deposit at other financial institutions	250	—	—	—	250

Total earning assets	1,282,071	143,374	185,911	307,675	645,111

Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	300,313	300,313	—	—	—
Money market deposit accounts	371,209	371,209	—	—	—
Other savings	29,675	29,675	—	—	—
IRA’s and certificates of deposit, $250,000 and over	105,712	2,450	71,390	31,872	—
IRA’s and certificates of deposit, under $250,000	215,482	29,585	74,024	111,860	13
FHLB borrowings	19,000	—	2,000	17,000	—

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years

Federal funds purchased	16,825	16,825	—	—	—
Securities sold under agreement to repurchase	22,253	22,253	—	—	—

Total interest- bearing liabilities	1,080,469	772,310	147,414	160,732	13

Interest-sensitivity gap	$201,602	$(628,936)	$38,497	$146,943	$645,098

Cumulative gap		$(628,936)	$(590,439)	$(443,496)	$201,602

Interest-sensitivity gap as % of total average assets		(59.92)%	3.67%	14.00%	61.46%

Cumulative gap as % of total average assets		(59.92)%	(56.25)%	(42.25)%	19.21%

†	Loans, net of unearned income excludes non-accrual loans.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of December 31, 2014, $395,705 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $53,332 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $366,764 of the total $449,037 investment securities portfolio on hand at December 31, 2014, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At December 31, 2014, the Company had unfunded loan commitments outstanding of $28,182, unused lines of credit of $228,538, and outstanding standby letters of credit of $12,089.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of our operations, we are not subject to foreign currency exchange or commodity price risk.

Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Interest rate risk (sensitivity) management deals with the potential impact on earnings associated with changing interest rates using various rate change (shock) scenarios. Our rate sensitivity position has an important impact on earnings. Senior management monitors our rate sensitivity position throughout each month, and then the Asset Liability Committee (“ALCO”) of the Bank meets on a quarterly basis to analyze the rate sensitivity position and other aspects of asset/liability management. These meetings cover the spread between the cost of funds (primarily time deposits) and interest yields generated primarily through loans and investments, rate shock analyses, liquidity and dependency positions, and other areas necessary for proper balance sheet management.

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending December 31, 2015, net interest income was estimated to increase 4.66% and 6.87% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 4.93% and 18.60% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of December 31, 2014.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	35,523	(8,117)	(18.60)
-100	41,488	(2,151)	(4.93)
Base	—	—	0.00
+100	45,672	2,032	4.66
+200	46,639	3,000	6.87
+300	47,495	3,856	8.84
+400	48,294	4,655	10.67

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of December 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following tables set forth information regarding our directors as of December 31, 2014.

Name	Age	Director Since
Jimmy E. Allen	74	July 2014
Henry W. Brockman, Jr.	65	2007
James W. Cross, IV	50	July 2009
Richard E. Herrington	67	2007
Dr. David H. Kemp	56	2007
Lee M. Moss	63	July 2014
Paul M. Pratt, Jr.	51	2007
Pamela J. Stephens	56	July 2009
Melody J. Sullivan	62	May 2010

The following is a brief discussion of the business and banking background and experience of our directors. Other than with respect to Messrs. Richard E. Herrington and Kevin Herrington, who are father and son, no director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.

Jimmy E. Allen, age 74, is a director of FFN and the Bank. Mr. Allen is the President of Venture Express, Inc.; Creative Transportation; Allen’s Cartage Company, LaVergne, Tennessee; and co-owner of Center Hill Marina & Yacht Club. He attended Austin Peay State University, Clarksville, Tennessee and the University of Tennessee, Nashville. Mr. Allen formerly served as a member of the board of directors of MidSouth, Rutherford Bank & Trust, Murfreesboro and Independent Bank, Gallatin, Tennessee. He served as past chairman of Tennessee Trucking Association and Nashville Motor Freight. His past accomplishments include being selected as Nashville Business Journal’s Executive of the Year. He is a supporter of Vanderbilt Children’s Hospital and Ronald McDonald House.

Henry W. Brockman, Jr., age 65, has been a member of the board of directors of FFN and the Bank since both entities’ inception. Mr. Brockman has over 30 years of financial services and business experience, all of which is in Middle or West Tennessee. He serves as Managing Partner of Franklin Square Partners, a commercial real estate partnership in Franklin, Tennessee. Mr. Brockman began his financial services career in 1979 as a securities broker with J.C. Bradford in Nashville, Tennessee. He rose through the ranks to become Managing Partner in charge of Institutional Sales and Trading before retiring in 2000. Mr. Brockman held Series 7, Series 63, and Series 8 licenses from 1979 through 2005. Mr. Brockman also held a listed seat at the NYSE from 1998 through 2000. From 2002 to 2004, Mr. Brockman was Manager of Institutional Sales for Morgan Keegan in Memphis, Tennessee. Mr. Brockman is a 1972 graduate of the University of Tennessee, Knoxville with a Bachelor of Science degree. In 1974, Mr. Brockman received a Masters of Library Science from the Peabody College (now Vanderbilt University) in Nashville, Tennessee.

James W. Cross, IV, age 50, has been a director of FFN and the Bank since July of 2009. Mr. Cross is President of Century Construction Company, Inc., a General Contractor in Franklin, Tennessee. Mr. Cross also serves as President of Land Contractors, Inc., a site development firm also based in Franklin, Tennessee. Mr. Cross has more than 20 years of business experience in Tennessee, beginning his career at Century Construction Company, Inc., a firm started by his father, James W. Cross, III in 1958. Mr. Cross served on the Board of Directors of Franklin Financial Corporation, parent of Franklin National Bank and the Tennessee affiliate Board of Directors of Fifth Third Bank in Franklin, Tennessee. Mr. Cross is a member of the board of directors of Williamson Medical Center, Battle Ground Academy, and the Williamson County Library Foundation. He previously served on the board of directors of Franklin Tomorrow, Leadership Franklin, Youth Leadership Franklin, the Franklin-Williamson County Chamber of Commerce and the Williamson County Library.

Richard E. Herrington, age 67, is the President, Chief Executive Officer and Chairman of FFN, Chairman and Chief Executive Officer of the Bank and one of the founders of FFN and the Bank. He is a veteran Williamson County, Tennessee banker with 40 years of banking experience. In his early career, he was employed by banks in Florida and South Carolina. He moved to Middle Tennessee in 1977, and began working at First American Bank in Nashville in financial management working up to Senior Vice President. Later, he was a bank consultant with Price Waterhouse prior to establishing his own community bank data processing and consulting firm. In 1988, Mr. Herrington co-founded Franklin Financial Corporation (Franklin National Bank) where he served as President and CEO until 2002. Late in 2002, he was recruited by the Board of Civitas BankGroup (then Cumberland Bancorp) and became the President and CEO and board member of the five-bank holding company, charged with engineering a turn-around of the troubled banking organization. In accomplishing this, he assembled a five-member executive management team that executed a successful four-year remediation plan. Mr. Herrington holds a B.A. from Newberry College in Newberry, South Carolina and certificates from the Graduate School of Economics at Florida State University and the Stonier Graduate School of Banking.

Dr. David H. Kemp, age 56, has been a member of the board of directors of FFN and the Bank since these entities’ inception. Dr. Kemp has more than 24 years of healthcare experience in Franklin, Tennessee. Dr. Kemp opened Kemp Orthodontics in Franklin in 1986 and has owned and operated the business since that time. Dr. Kemp serves on the Advisory Council of 3M Unitek in Monrovia, California, advising on new products and improvements to existing orthodontic products. From 1993 to April 2007, Dr. Kemp served as an Advisory Board member to First Tennessee Bank in Franklin, supporting Regional Presidents in the accomplishment of their responsibilities by assisting in contacts with community leaders. Dr. Kemp holds a Bachelor of Science from the University of Tennessee, Martin, Tennessee. Dr. Kemp is also a graduate of The University of Tennessee, Center for the Health Sciences, Memphis, Tennessee and holds both a Doctor of Dental Science and a Postdoctoral Master of Science in Orthodontics.

Lee Moss, age 63, is President of the Bank and a director of FFN and the Bank. Mr. Moss was the Chairman and Chief Executive Officer of MidSouth. He served on MidSouth’s Loan and Executive Committee (Executive Chairman), Trust Committee (Chairman), Executive Leadership Committee (Chairman) and the Asset/Liability Committee. In 1973, Mr. Moss graduated from the University of Tennessee with a Bachelor of Science degree, majoring in Banking. He graduated from the National Commercial Lending School in 1978 and the Graduate School of Banking of the South in 1983. Mr. Moss worked for Valley Fidelity Bank in Knoxville for one year after graduating from the University of Tennessee, and then worked 28 years with Third National Bank/SunTrust Bank in Nashville. He served in numerous leadership capacities in both the Retail and Commercial divisions of the bank, and in January 1995, he moved to Murfreesboro where he served as Regional President, overseeing Rutherford and Wilson Counties. In January 2003, Moss served as one of the organizers for MidSouth. Since moving to Murfreesboro, Mr. Moss currently serves as Chairman of Middle Tennessee Medical Center’s Board, member of Saint Thomas Health Services Board in Nashville, MTSU Wesley Foundation Board Member, Business Education Partnership Board, and as a Sunday School teacher and Administrative board member for First United Methodist Church. Moss is a graduate of Leadership Rutherford and Leadership Middle Tennessee.

Paul M. Pratt, Jr., age 51, has been a member of the board of directors of FFN and the Bank since those entities’ inception. Mr. Pratt has 28 years of financial services and business experience in Franklin, Tennessee. In 1983, Mr. Pratt began his financial services career with Full Service Insurance, an independent insurance broker in Franklin, Tennessee. He rose through the ranks to become President, the position he holds today. Mr. Pratt is a 1983 graduate of Columbia State Community College with an Associate Degree in Engineering. Mr. Pratt is a Past President of the Board of Directors of the Franklin Noon Rotary Club and a former board member of

Williamson Medical Foundation, a non-profit dedicated to philanthropic community gifts to Williamson Medical Center in Franklin, Tennessee. Mr. Pratt also served on the Williamson County Advisory Board of Cumberland Bank until April 2007.

Pamela J. Stephens, age 56, has been a director of FFN and the Bank since July of 2009. Ms. Stephens is a Funeral Director and part owner of Williamson Memorial Funeral Home and Gardens in Franklin, Tennessee and Spring Hill Memorial Park and Funeral Home in Spring Hill, Tennessee. From 2003 to 2007, Ms. Stephens served on the board of directors of Cumberland Bank in Franklin, Tennessee. Ms. Stephens is a Paul Harris Fellow where she served as charter president of the Rotary Club of Spring Hill. She is a past president of the Cemetery Association of Tennessee and past president of the Southern Cemetery and Funeral Association, a member of the board of directors of the Franklin-Williamson County Chamber of Commerce and board of director of the Tennessee Funeral Directors Association.

Melody J. Sullivan, age 62, has been a director of FFN and the Bank since May of 2010. Ms. Sullivan founded and serves as Partner of Smiley CPAs, the first woman-owned CPA firm in Franklin, Tennessee’s Historic Downtown business district in July of 1986 after working as a staff accountant for one of Nashville’s most respected business owners and CPA firms, and serving as comptroller for a local food service company. She served on the Board of Directors of Franklin National Bank for 14 years and Fifth Third Bank for 5 years. Ms. Sullivan is a member and past president of the Franklin Breakfast Rotary Club. She currently serves on the board of directors for Waves in Franklin, Tennessee, an organization dedicated to enabling individuals with intellectual and developmental disabilities to progress toward their full potential. She is a past president of the board of directors of Franklin Family YMCA and has served on the board of directors of United Way of Williamson County, Franklin Tomorrow, the Williamson County-Franklin Chamber of Commerce, The March of Dimes, Williamson County CASA, and Historic Carnton Plantation. Ms. Sullivan is a graduate of Leadership Franklin. She is a past chairperson of the Small Business Development Division of the Williamson County-Franklin Chamber of Commerce.

Executive Officers

The following tables set forth information regarding our executive officers as of December 31, 2014.

Name	Age	Position
Sally E. Bowers	61	Executive Vice President, Chief Mortgage Officer of the Bank
Dallas G. Caudle, Jr.	67	Executive Vice President, Rutherford County Community President of the Bank
Kevin A. Herrington	39	Executive Vice President, Chief Operating Officer of the Bank
Richard E. Herrington	67	President, Chief Executive Officer and Chairman of FFN and Chairman and Chief Executive Officer of the Bank
J. Myers Jones, III	64	Executive Vice President, Chief Credit Officer of the Bank
Sally P. Kimble	61	Executive Vice President, Chief Financial Officer, Chief Administrative Officer of FFN
David J. McDaniel	46	Executive Vice President, Chief Retail Officer, Williamson County Community President of the Bank
Lee M. Moss	63	President of the Bank

The following is a brief discussion of the business and banking background and experience of our executive officers. Other than with respect to Messrs. Richard E. Herrington and Kevin Herrington, who are father and son, no director has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or with any of our executive officers.

Sally E. Bowers, age 61, has been the Executive Vice President and Mortgage Division Manager of the Bank since November 2007. She has over 30 years of banking experience in Middle Tennessee, primarily in the mortgage banking area. Ms. Bowers began her banking career in 1975 in retail banking at Fidelity Federal Savings Bank which later merged with Union Planters National Bank. During her 20 years at Fidelity Federal/Union Planters, she rose to Vice President and was responsible for mortgage, commercial and consumer loan production. She spent a short stint in 1996 as Vice President/Mortgage Production Officer at First American National Bank. In 1996, Ms. Bowers joined Franklin National Bank as Vice President/Mortgage Lending Manager and later rose to Senior Vice President with full responsibility for production, secondary market, servicing and operation of the bank’s mortgage subsidiary, Franklin Financial Mortgage. After the sale of Franklin National Bank, she joined Cumberland Bank as Executive Vice President and Mortgage Division Manager in 2004 with management responsibilities of the mortgage division. Ms. Bowers has thorough knowledge of all facets of mortgage banking. Ms. Bowers is a graduate of Memphis State University and the BAI Graduate School of Retail Banking at Vanderbilt University’s Owen School of Management.

Dallas G. Caudle, Jr., age 67, is the Executive Vice President, Rutherford County Community President of the Bank. Mr. Caudle was the President and Chief Operating Officer of MidSouth from 2009 until our acquisition of MidSouth effective July 1, 2014. Prior to that, Mr. Caudle was the Executive Vice President, Chief Operating Officer, and Corporate Secretary of MidSouth from 2003 to 2009. Mr. Caudle received a Bachelor of Science degree in Mathematics from Middle Tennessee State University. He continued his education through the American Institution of Banking; Tennessee School of Banking at Vanderbilt University, and the National Automated Clearing House Association’s The Payment Institute at the University of Colorado. Mr. Caudle began his banking career in 1971 at Murfreesboro Bank & Trust Company (now SunTrust Bank). He started as a Management Trainee, and within two years was promoted to Branch Manager. When Murfreesboro Bank & Trust moved to its new location in 1978, Mr. Caudle became the Data Processing Manager. Other positions he held while with the bank included Bank Operations Manager; Marketing and Product Development; Corporate Services Manager; and Commercial Lending Officer.

Kevin A. Herrington, age 39, is the Executive Vice President and Chief Operations Officer of the Bank since January 2014. Prior to January 2014, he served as Senior Vice President, Chief Operations Officer from June 2012 to January 2014 and as Senior Vice President, Chief Information Officer from 2007 to June 2012, While completing his education, Mr. Herrington worked part-time in banking as a Systems Support Specialist from 1997 through 1998. After a term in the military, he joined Franklin National Bank in 2000 as the Manager of Information Systems, overseeing the IT department. In 2002, he was recruited to Civitas BankGroup to centralize and standardize the IT and data processing areas. He built a central wide-area network, improved security and controls, and implemented a complete update of policies and procedures. Mr. Herrington updated and brought in-house all technology and technology-related customer products. He successfully navigated the process of strengthening all IT-related controls related to compliance with the Sarbanes Oxley Act. Additionally, Mr. Herrington has achieved the major recognized certifications within the industry including CISSP (certified information systems security professional), and AAP (accredited ACH professional). Mr. Herrington is a graduate of Belmont University and served as a First Lieutenant in Field Artillery in the US Army. Kevin Herrington is the son of Richard E. Herrington.

Richard E. Herrington, age 67, is the President, Chief Executive Officer and Chairman of FFN, Chairman and Chief Executive Officer of the Bank and one of the founders of FFN and the Bank. He is a veteran Williamson County, Tennessee banker with 40 years of banking experience. In his early career, he was employed by banks in Florida and South Carolina. He moved to Middle Tennessee in 1977, and began working at First American Bank in Nashville in financial management working up to Senior Vice President. Later, he was a bank consultant with Price Waterhouse prior to establishing his own community bank data processing and consulting firm. In 1988, Mr. Herrington co-founded Franklin Financial Corporation (Franklin National Bank) where he served as President and CEO until 2002. Late in 2002, he was recruited by the Board of Civitas BankGroup (then Cumberland Bancorp) and became the President and CEO and board member of the five-bank holding company, charged with engineering a turn-around of the troubled banking organization. In accomplishing this, he assembled a five-member executive management team that executed a successful four-year remediation plan. Mr. Herrington holds a B.A. from Newberry College in Newberry, South Carolina and certificates from the Graduate School of Economics at Florida State University and the Stonier Graduate School of Banking.

J. Myers Jones, III, age 64, serves as Executive Vice President, Chief Credit Officer, positions he has held since July of 2009. Mr. Jones has more than 30 years of local community banking experience, most recently with Cadence Bank in Franklin, Tennessee, where he served as Executive Vice President of Commercial Lending. Prior to his service at Cadence Bank, Mr. Jones served as President and CEO of Franklin National Bank in Franklin, Tennessee, for 13 years prior to Franklin National’s acquisition by Fifth Third Bank. In addition to Franklin National Bank and Cadence Bank, Mr. Jones was instrumental in the success of several other area banks, including Sovran Bank and Commerce Union Bank. Mr. Jones is a graduate of Austin Peay State University in Clarksville, Tennessee and the Herbert V. Prochnow Graduate School of Banking at the University of Wisconsin in Madison, Wisconsin. In addition, Mr. Myers is a graduate of the ABA National Commercial Lending School at the University of Oklahoma.

Sally P. Kimble, age 61, is the Executive Vice President, Chief Financial Officer and Chief Administrative Officer of FFN. Ms. Kimble’s background is primarily in accounting, operations and finance, having worked in community banking organizations for almost 30 years. Prior to joining the Bank in April 2012, Ms. Kimble had recently been with American Bank & Trust of the Cumberlands in Cookeville, Tennessee, where she served as Executive Vice President, Chief Operating Officer, and Chief Financial Officer. Kimble also served as Executive Vice President and Chief Financial Officer for Capital Bank & Trust Company (Capital Bancorp, Inc.) in Nashville for seven years and prior to that was Treasurer, Senior Vice President and Chief Financial Officer for First Bank & Trust (First Financial Corporation) in Mt. Juliet, Tennessee. Ms. Kimble holds a B.A. from the University of Tennessee and certificates from the Graduate School of Bank Investments and Financial Management at the University of South Carolina and the Graduate School of Banking of the South at Louisiana State University. In addition, she holds a certificate from the College of Financial Planning in Denver, Colorado.

David McDaniel, age 46, is the Executive Vice President and Chief Retail Officer of the Bank since 2011. Mr. McDaniel is a Brentwood native and served as Regional President at Community First Bank & Trust in Cool Springs from 2005 to 2010 prior to joining the Bank. In a banking career that spans more than 18 years, Mr. McDaniel has held roles at AmSouth Bank, First American Bank, Equitable Securities and Merrill Lynch. He holds a B.S. in Finance and an M.B.A. from the University of Tennessee in Knoxville, Tennessee. He is a graduate of Brentwood Academy in Brentwood. Mr. McDaniel is a graduate of Leadership Franklin and a member of the Williamson County/Franklin Chamber of Commerce.

Lee Moss, age 63, is President of the Bank and a director of FFN and the Bank. Mr. Moss was the Chairman and Chief Executive Officer of MidSouth. He served on MidSouth’s Loan and Executive Committee (Executive Chairman), Trust Committee (Chairman), Executive Leadership Committee (Chairman) and the Asset/Liability Committee. In 1973, Mr. Moss graduated from the University of Tennessee with a Bachelor of Science degree, majoring in Banking. He graduated from the National Commercial Lending School in 1978 and the Graduate School of Banking of the South in 1983. Mr. Moss worked for Valley Fidelity Bank in Knoxville for one year after graduating from the University of Tennessee, and then worked 28 years with Third National Bank/SunTrust Bank in Nashville. He served in numerous leadership capacities in both the Retail and Commercial divisions of the bank, and in January 1995, he moved to Murfreesboro where he served as Regional President, overseeing Rutherford and Wilson Counties. In January 2003, Moss served as one of the organizers for MidSouth. Since moving to Murfreesboro, Mr. Moss currently serves as Chairman of Middle Tennessee Medical Center’s Board, member of Saint Thomas Health Services Board in Nashville, MTSU Wesley Foundation Board Member, Business Education Partnership Board, and as a Sunday School teacher and Administrative board member for First United Methodist Church. Mr. Moss is a graduate of Leadership Rutherford and Leadership Middle Tennessee.

Leadership Structure

Our board of directors meets at least annually, and the board of directors of the Bank meets at least monthly. Our board of directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the board believes that it is in the best interests of our organization to make that determination from time to time based on the position and direction of our organization and the membership of the board. The board has determined that having our Chief Executive Officer serve as Chairman of the Board is in the best interests of our shareholders at this time. This structure makes best use of the Chief Executive Officer’s extensive knowledge of our organization and the banking industry. The board views this arrangement as also providing an efficient connection between our management and the board, enabling the board to obtain information pertaining to operational matters expeditiously and enabling our Chairman to bring areas of concern before the board in a timely manner.

Committees of the Board of Directors

Our board of directors has established the following committees: an audit committee, a compensation committee and a corporate governance and nominating committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

The purpose of the audit committee is set forth in the audit committee charter and includes assisting the board of directors in overseeing:

•	the quality and integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent auditor’s qualification, performance and independence; and

•	the design and implementation of our internal audit function.

Upon consummation of our initial public offering, the audit committee will consist of Jimmy E. Allen, Pamela J. Stephens and Melody J. Sullivan, with Ms. Sullivan serving as chairman. Our board has determined each of these members is an independent director under the applicable SEC rules and the NYSE listing standards for audit committee members, and Ms. Sullivan is an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. Each member of the audit committee has the ability to read and understand fundamental financial statements. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE, is available on our website.

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is set forth in the nominating and corporate governance committee charter and includes:

•	identifying individuals qualified to become members of our board of directors, and selecting, or recommending that our board of directors select, the director nominees for each annual meeting of shareholders or to otherwise fill vacancies or newly created directorships on the board of directors;

•	overseeing the evaluation of the performance of our board of directors and management;

•	reviewing and recommending to our board of directors committee structure, membership and operations;

•	developing and recommending to our board of directors a set of corporate governance guidelines applicable to us; and

•	leading our board of directors in its annual review process.

The nominating and corporate governance committee currently consists of Melody Sullivan and will consist of a majority of independent directors within 90 days of listing and will be composed solely of independent directors within one year of listing, pursuant to the rules of the NYSE. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the NYSE, is available on our website.

Compensation Committee

The purpose of the compensation committee is set forth in the compensation committee charter and includes:

•	oversight of our executive compensation policies and practices;

•	reviewing and approving, or recommending to our board of directors to review and approve, matters related to the compensation of our Chief Executive Officer and our other executive officers; and

•	overseeing administration and monitoring of our incentive and equity-based compensation plans.

The compensation committee currently consists of Pamela Stephens and will consist of a majority of independent directors within 90 days of listing and will be composed solely of independent directors within one year of listing, pursuant to the rules of the NYSE. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE, is available on our website.

Risk Management and Oversight

The Board of Directors is responsible for engaging external accounting and auditing firms to independently assess critical elements of risk. The Committee has engaged Crowe Horwath LLP to perform the annual financial audit and render an opinion on the fairness of the financial statements. The firm of Crowell & Crowell, PLLC performs an annual audit of information systems and internal control. The firm of Crowell & Crowell, PLLC also performs loan review on a semi-annual and as-needed basis. Independent auditors report their findings directly to the Audit Committee of the Board of Directors.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted corporate governance guidelines, which will set forth a flexible framework within which our board of directors, assisted by board committees, will direct the affairs of our company. The guidelines address, among other things, the composition and functions of our board of directors, director independence, compensation of directors, management succession and review, board committees and selection of new directors.

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees including specific standards and guidelines applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code, including the corporate governance guidelines, is available on our corporate website. We expect that any amendments to such code and guidelines, or any waivers of their requirements, will be disclosed on our corporate website and by other means required by the NYSE rules.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation of Directors and Executive Officers

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. Our named executive officers for 2014, which consist of our principal executive officer and our two other most highly compensated executive officers are:

•	Richard E. Herrington, our President, Chief Executive Officer and Chairman of the Board;

•	Sally E. Bowers, our Executive Vice President, Chief Mortgage Officer; and

•	J. Myers Jones, III, our Executive Vice President, Chief Credit Officer.

Summary Compensation Table

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2014 and 2013, to our Chief Executive Officer and our two other most highly compensated executive officers (which we refer to as named executive officers):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Richard E. Herrington,	2014	$339,520	$7,752	$42,201	$40,255	$50,854	(2)	$480,583
Chief Executive Officer	2013	$313,207	$7,245	$38,649	$20,973	$56,356		$436,430

Sally E. Bowers, EVP,	2014	$131,467	$5,241	$14,837	$8,595	$267,091	(3)	$427,230
Chief Mortgage Officer	2013	$130,000	$5,241	$14,287	$6,743	$236,754		$393,025

J. Myers Jones, III,	2014	$189,137	$4,332	$28,350	15,985	18,286	(4)	$256,090
Chief Credit Officer	2013	$176,639	$4,030	$26,117	11,667	11,360		$229,813

(1)	The amounts in the Stock Awards and Option Awards columns represent grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (FASB ASC Topic 718). The assumptions used in determining the values of stock awards and option awards are provided in Note 12 to FFN’s Consolidated Financial Statements contained elsewhere in this report.
(2)	For 2014 includes: a company car allowance of $11,100; country club membership dues of $13,675; spouse travel of $2,063; 401(k) company matching contributions of $10,400; life insurance premiums of $3,756; director fees of $6,000; and health insurance premiums of $3,860.
(3)	For 2014, includes: $247,617 in commissions; a company car allowance of $6,000; 401(k) company matching contributions of $10,339; life insurance premiums of $662; and health insurance premiums of $2,473.
(4)	For 2014, includes: a company car allowance of $5,400; 401(k) company matching contributions of $8,036; life insurance premiums of $1,250; and health insurance premiums of $3,600.

Outstanding Equity Awards at Fiscal Year-End

The following tables show the number of equity awards outstanding as of December 31, 2014 for our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard E. Herrington	39,375	—	—	$10.00	12/20/2017	5,505	$95,237	—	—
	3,508	—	—	10.00	02/20/2018
	22,437	—	—	11.75	06/15/2019
	3,085	1,542	—	10.00	07/22/2020
	7,041	4,694	—	10.50	06/02/2021
	8,727	13,090	—	12.00	06/01/2022
	2,173	8,694	—	13.00	05/31/2023
	—	11,628	—	13.50	04/15/2024
	—	5,000	—	13.50	07/31/2024
Sally E. Bowers	9,375	—	—	$10.00	12/20/2017	1,978	$34,219	—	—
	638	—	—	10.00	02/20/2018
	11,151	—	—	11.75	06/15/2019
	2,900	725	—	10.00	07/22/2020
	3,150	2,100	—	10.50	06/02/2021
	3,590	5,384	—	12.00	06/01/2022
	699	2,795	—	13.00	05/31/2023
	—	3,494	—	13.50	04/15/2024
J. Myers Jones, III	—	6,498	—	$13.50	04/15/2024	3,707	$64,131
	4,000	—	—	11.75	07/23/2019
	5,614	1,403	—	10.00	07/22/2020
	5,241	3,494	—	10.50	06/02/2021
	5,713	8,569	—	12.00	06/01/2022
	1,209	4,836	—	13.00	06/06/2018

(1)	Options vest in five equal increments beginning on the first anniversary of grant.
(2)	The expiration date of each option occurs ten years after the date of grant for each option.
(3)	Restricted stocks awards were granted on May 31, 2013 and April 15, 2014, as part of the Bank’s equity incentive plan and vest in 5 equal increments over 5 years.
(4)	Based on a share price of $17.30, the last reported sale of our common stock on December 31, 2014.

Outside Director Compensation Table for 2014

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jimmy E. Allen	$2,000	—	$40,315	—	—	—	$42,315
Henry W. Brockman, Jr.	4,000	—	7,854	—	—	—	11,854
James W. Cross, IV	4,000	—	7,854	—	—	—	11,854
Dr. David H. Kemp	4,750	—	7,854	—	—	—	12,604
Matthias B. Murfree, III(4)	1,000	—	40,315	—	—	—	41,315
Paul M. Pratt, Jr.	4,000	—	7,854	—	—	—	11,854
Melody J. Sullivan	4,750	—	7,854	—	—	—	12,604
Pamela J. Stephens	4,000	—	7,854	—	—	—	11,854

(1)	Mr. Herrington’s compensation is discussed above under the heading “Summary Compensation Table.”
(2)	The aggregate number of option awards outstanding at December 31, 2014, to outside directors was as follows:

Henry W. Brockman, Jr.	18,675
James W. Cross, IV	9,300
Dr. David H. Kemp	19,925
Paul M. Pratt, Jr.	19,925
Melody J. Sullivan	8,850
Pamela J. Stephens	9,300
Jimmy E. Allen	6,389

(3)	The amounts in the Option Awards column represent grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (FASB ASC Topic 718). The assumptions used in determining the values of option awards are provided in Note 12 to FFN’s Consolidated Financial Statements contained elsewhere in this report.
(4)	Mr. Murfree’s term as a director ceased on November 5, 2014 upon his death.

Directors of the Bank receive fees for monthly Board meetings. The Board of Directors of FFN meets at least once per year, and the Board of Directors of the Bank meets monthly. Audit and Personnel Committee chairpersons also receive fees for committee meetings.

There is standard medical and disability insurance for officers and employees similar to other banking institutions in the area. FFN may enter into other incentive compensation, bonus, and/or pension plans with its officers and employees in the future as may be decided by the Board of Directors. Officers and employees will receive salaries standard in the market and industry. See “BUSINESS—Employees.”

An aggregate of equity incentive awards equal to up to 4,000,000 shares is reserved for stock options and restricted shares for employees and others pursuant to an Omnibus Equity Incentive Plan (see further details below). Stock options have been issued with exercise prices ranging from $8.57-$18.45. Options and restricted shares have been issued in the following amounts to the described groups of individuals:

1. Incorporators/Non-Employee Directors. Each of the Incorporators received options to purchase 12.5% of the number of shares that the Incorporator purchased in FFN’s initial stock offering (up to the first 50,000 shares an Incorporator purchased) at $10.00 per Share, resulting in 33,750 options issued to Incorporators. No Incorporator could receive options to purchase shares that exceed the number of shares being purchased by the Incorporator. Such options were issued to the Incorporators as a form of recognition for the risk these individuals bore and their efforts in organizing FFN. In addition, non-employee directors were issued an additional 500 options each on February 20, 2008; 3,875 options each on June 15, 2009; 450 options each on July 22, 2010; 900 options each on June 2, 2011; 2,175 options each on June 1, 2012; and 2,475 options each on May 31, 2013, for year-end compensation, and 3,300 options each on June 1, 2014.

2. Employees. As an incentive to employees of FFN or the Bank, incentive awards are made available for allocation by the Board of Directors through the Omnibus Equity Incentive Plan. As of December 31, 2014, FFN has the ability to issue up to 615,086 additional equity incentive awards after allocating 1,210,660 options to employees/directors/incorporators and 102,710 shares of restricted stock to employees for year-end incentive compensation.

2007 Omnibus Equity Incentive Plan

In 2007, FFN adopted the 2007 Qualified-Nonqualified Stock Option Plan. The shareholders of FFN at the annual meeting of shareholders in 2013 approved an amendment and restatement of this plan to be renamed the 2007 Omnibus Equity Incentive Plan (the “Plan”) (i) to increase the number of shares of FFN’s common stock available for issuance under the Plan from 1,000,000 to 1,500,000; and (ii) to add other forms of compensation that can be awarded under the Plan to include Stock Appreciation Rights (“SARs”), Restricted Stock, and cash awards. The shareholders of FFN at the annual meeting of shareholders in 2014 approved an amendment to the Plan to increase the number of shares of FFN’s common stock available for issuance under the Plan from 1,500,000 to 2,000,000. The shareholders of FFN at the annual meeting of shareholders in 2015 again approved an amendment to the Plan to increase the number of shares of FFN’s common stock available for issuance under the Plan from 2,000,000 to 4,000,000. The Board of Directors recommended adoption of the amendments as being necessary to attract new employees as FFN continues to grow and to have the ability to continue to reward employees with such incentive compensation, and encourage such valued employees to acquire a proprietary interest in FFN and to remain in its employ and service.

The Plan allows a committee chosen by the Board of Directors (“Committee”) to grant incentive stock options (“ISOs”) within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) to key employees and officers of FFN and the Bank and non-qualified options (“NSOs” and, together with the ISOs, the “Options”) to non-employee directors, incorporators, and others for the purchase of shares (“Participants”). As amended, the Plan also allows the Committee to grant awards of SARs, restricted stock, and cash to key employees and officers of FFN and the Bank and to non-employee directors and incorporators. The purpose of the Plan is to advance the interests of FFN and the Bank by stimulating the efforts of key employees, directors, incorporators, and consultants, increasing their desire to continue in their employment with or services to FFN and the Bank, assisting FFN and the Bank in competing effectively with other enterprises for the services of new employees and directors necessary for the continued improvement of operations, and to attract and retain the best possible personnel for service as employees, officers, directors, and consultants of FFN and the Bank. Accordingly, the Plan is designed to promote the interests of FFN and the Bank and its shareholders, and, by facilitating stock ownership on the part of such participants, to encourage them to acquire a proprietary interest in FFN and to remain in its employ and service.

Committee Authority

The Committee may at any time terminate, suspend, or amend the Plan, except that the Committee shall not, without the authorization of the holders of a majority of the Stock (as defined in the Plan) voted at a shareholders’ meeting duly called and held, change any provisions (other than those adjustments for changes in capitalization) that (a) result in repricing Options or otherwise increase the benefits accruing to Participans or non-employee directors, (b) increase the number of shares of common stock issuable under the Plan or (c) modify the requirements for eligibility as a Participant in the Plan. The Committee may postpone any exercise of an Option for such time as the Committee may deem necessary in order to permit FFN (i) to effect, amend, or maintain any necessary registration of the Plan or the shares issuable upon the exercise of an Option under the securities laws of any applicable jurisdiction, (ii) to permit any action to be taken in order to (A) list such stock on a stock exchange if shares are then listed on such exchange or (B) comply with restrictions or regulations incident to the maintenance of a public market for its shares, including any rules or regulations of any stock exchange on which the shares are listed, or (iii) to determine that such shares and the Plan are exempt from such registration or that no action of the kind referred to in (ii) (B) above needs to be taken; and FFN shall not be obligated by virtue of any terms and conditions of any Option Agreement (as defined in the Plan) or any provision of the Plan to recognize the exercise of an Option or to sell or issue shares in violation of the Act or the law of any government having jurisdiction thereof. Any such postponement does not extend the terms of an Option and neither FFN nor its directors or officers have respect to any shares as to which the Option shall lapse because of such postponement.

Types of Awards

Options

Options are rights to purchase a specified number of shares of common stock at a price fixed by the Committee. Each option must be represented by an award agreement that identifies the option as either an “incentive stock option” within the meaning of Section 422 of the Code or “non-qualified option,” which does not satisfy the conditions of Section 422 of the Code. The award agreement also must specify the number of shares of common stock that may be issued upon exercise of the options and set forth the exercise price of the options. The exercise price for options that qualify as incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant. The option exercise price may be satisfied in cash, by check, by exchanging shares of common stock owned by the Participant, delivery of a properly executed exercise notice along with sale or loan proceeds, other consideration permitted by applicable laws or by a combination of these methods. Options have a maximum term of ten years from the date of grant. The Committee has broad discretion to determine the terms and conditions upon which options may be exercised, and the Committee may determine to include additional terms in the award agreements.

Stock Appreciation Rights

SARs may be granted in connection with a previously or contemporaneously granted stock option or independently. SARs are rights to receive cash or shares of common stock, or a combination thereof, as the Committee may determine. The Committee may provide in the SAR agreement circumstances under which SARs will become immediately exercisable and may accelerate the exercisability of any SAR at any time. To date, FFN has not issued any SARs under the Plan.

SARs granted in connection with a stock option are exercisable only when and to the extent that the related stock option is exercisable and expire on the date on which the related stock option expires. If a SAR granted in connection with a stock option is exercised, the related stock option ceases to be exercisable. The amount of the payment for SARs granted in connection with stock options is equal to the excess of (i) the fair market value on the date of exercise of the SAR of the common stock covered by the surrendered portion of the related stock option over (ii) the exercise price of the stock option covered by the surrendered portion of the related stock option.

SARs granted independently of stock options are exercisable as specified in the award agreement. The amount of the payment for SARs granted independently of stock options is equal to the excess of (i) the fair market value of the common stock covered by the exercised portion of the SAR as of the date of such exercise over (ii) the fair market value of the common stock covered by the exercised portion of the SAR as of the last market trading date prior to the date on which the SAR was granted; provided, however, that the Committee may place limits on the aggregate amount that may be paid upon exercise of a SAR.

Stock Awards

Restricted Stock grants are awards of common stock subject to vesting restrictions and/or restrictions on transferability. Shares of common stock that are issued as “restricted stock” will have a legend and may not be sold, transferred, or disposed of until the restrictions have lapsed. The shares do have voting rights prior to the vesting thereof and would be entitled to receive dividends if paid by FFN prior to the vesting of the shares. The Committee has broad discretion as to the specific terms and conditions of each award, including applicable rights upon certain terminations of employment and restrictions on the transferability of stock purchased pursuant to stock purchase rights.

Cash Bonuses

Cash bonus awards entitle the grantee to cash payments based upon the achievement of employment or pre-established long-term performance factors. The Committee has discretion to determine the Participants to whom cash bonus awards are to be made, the times in which such awards are to be made, the size of such awards, and all other conditions of such awards, including any performance requirements.

Adjustments upon Change of Capitalization

Subject to any required action by FFN’s shareholders, the number of shares of common stock covered by outstanding stock options, SARs, or restricted stock, and the number of shares of common stock which have been authorized for issuance under the Plan but as to which no award has been granted or which have been returned to the Plan upon cancellation or expiration of an award, as well as the price per share of common stock covered by each such outstanding award, will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by FFN.

Transferability

Awards may not be sold, pledged, assigned, hypothecated, transferred (except by will or the laws of descent or distribution) or disposed without obtaining from the Committee permission to transfer such awards, which the Committee may (but need not) grant after making certain conclusions regarding the award’s transferability that are set forth in the Plan. Further, no award shall be payable to or exercisable by anyone other than the Participant to whom it was granted while the Participant is alive except in cases involving (a) permanent disability involving a mental incapacity or (b) awards that have been transferred in accordance with the Plan.

Amendment and Termination

The Board of Directors may amend, alter, suspend or terminate the Plan at any time. Any amendment to the Plan must be approved by the shareholders to the extent such approval is required by the terms of the Plan, the rules and regulations of the SEC, or the rules and regulations of any exchange upon which FFN’s stock is listed, if any. However, no amendment, alteration, suspension or termination of the Plan may impair the rights of any Participant, unless mutually agreed in writing by the Participant and the Committee.

Federal Income Tax Consequences

The following is a summary of the material anticipated United States federal income tax consequences of the Plan to FFN and the Participants. The summary is based on current federal income tax law, which is subject to change, and does not address state, local, or foreign tax consequences or considerations.

The grant of a stock option that does not have a readily ascertainable value will not result in taxable income at the time of the grant for either FFN or the Participant. Upon exercising an incentive stock option, the

Participant will have no taxable income (except that the alternative minimum tax may apply) and FFN will receive no deduction. Upon exercising a nonqualified stock option, the Participant will recognize ordinary income in the amount by which the fair market value of common stock at the time of exercise exceeds the option exercise price, and FFN will be entitled to a deduction for the same amount. The Participant’s income is subject to withholding tax as wages if the Participant is an employee.

The tax treatment of the Participant upon a disposition of shares of common stock acquired through the exercise of an option is dependent upon the length of time that the shares have been held and on whether such shares were acquired by exercising an incentive stock option or a nonqualified stock option. If an employee exercises an incentive stock option and holds the shares for at least two years from the date of grant and at least one year after exercise, then any gain or loss realized based on the exercise price of the option will be treated as long-term capital gain or loss. Shares obtained upon exercise of an incentive stock option that are sold without satisfying these holding periods will be treated as shares received from the exercise of a nonqualified stock option. Generally, upon the sale of shares obtained by exercising a nonqualified stock option, the Participant will treat the gain realized on the sale as a capital gain. Generally, there will be no tax consequence to FFN in connection with the disposition of shares of common stock acquired under a stock option, except that FFN may be entitled to a deduction in the case of a disposition of shares acquired upon exercise of an incentive stock option before the applicable holding periods have been satisfied.

The grant of a SAR will not result in taxable income to the Participant at the time of the award. Upon exercising the SAR, the Participant will recognize ordinary income in the amount by which the fair market value of the common stock or the amount of cash, as the case may be, exceeds the SAR exercise price, if any. FFN will be entitled to a deduction for the same amount. The Participant’s income is subject to withholding tax as wages if the Participant is an employee. Upon a disposition of shares of common stock acquired through the exercise of the SAR, the Participant may recognize capital gain or loss, the character of which is dependent upon the length of time that the shares have been held. Generally, there will be no tax consequences to FFN in connection with the disposition of shares of common stock acquired under a SAR.

The federal income tax consequences of awards of restricted stock will depend on the facts and circumstances of each award, and in particular, the nature of the restrictions imposed with respect to the common stock, which is the subject of the award. In general, if the common stock is subject to a substantial risk of forfeiture, i.e., limited in terms of transferability, a taxable event occurs only when the risk of forfeiture lapses. At that time, the Participant will recognize ordinary income to the extent of the excess of the fair market value of the common stock on the date the risk ceases over the amount that the Participant paid for the shares, if any, and FFN will be entitled to a deduction in the same amount. Prior to the lapse of restrictions on the restricted stock, any dividends on such shares will be paid currently and will be treated as ordinary compensation income to the Participant, subject to withholding. Subsequent to the determination and satisfaction of the ordinary income tax consequences, any further gain or loss realized on the subsequent disposition of such stock will be a long- or short-term capital gain or loss depending upon the applicable holding period.

Alternatively, within thirty days after transfer of the restricted stock, a Participant may make an election under Section 83(b) of the Code, which would allow the Participant to include in income in the year that the restricted common stock is awarded an amount equal to the fair market value of the restricted stock on the date of such award determined as if the restricted common stock were not subject to restrictions. FFN is then entitled to a compensation-paid deduction in the same amount. The election is required to be written and delivered to FFN within that thirty-day period. The Participant is also required to confirm the election with the filing of the Participant’s federal income tax return for the year in which the award is made. Failure to satisfy either of these requirements may invalidate the intended election. In the event of a valid Section 83(b) election, the Participant will not recognize income at the time that the restrictions actually lapse. In addition, any appreciation or depreciation in the value of the stock and any dividends paid on the stock after a valid Section 83(b) election are not deductible by FFN as compensation paid. For purposes of determining the period of time that the Participant holds the restricted stock, the holding period begins on the award date when a Participant makes a Section 83(b)

election. Further, any dividends received after the Section 83(b) election is made will constitute ordinary dividend income to the Participant and will not be deductible by FFN. If the restricted stock subject to the Section 83(b) election is subsequently forfeited, however, the Participant is not entitled to a deduction or tax refund.

A Participant will realize ordinary compensation income upon receipt of a cash bonus award equaling the amount of cash received. Wage withholding rules will apply. FFN will be entitled to a deduction at the time of payment in an amount equal to such income.

Award Grants

The grant of awards under the Plan is at the discretion of the Committee. The Committee has made awards of Incentive Stock Options, Nonqualified Stock Options, and restricted shares. Effective as of February 26, 2015, the aggregate number of shares of common stock reserved for equity incentive awards for employees and others pursuant to the Plan was increased from 2,000,000 to 4,000,000. Outstanding options and restricted shares were issued in the following amounts to the described groups of individuals:

2007-December 31, 2014:
Total Granted Non-employee Directors	175,120
Total Granted Employees	1,432,155
Total Forfeited or expired	(264,341)
Total Exercised	(29,564)

Total outstanding equity incentive awards at 12/31/14	1,313,370

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the last fiscal year, the entire board of directors of FFN performed the functions of the Compensation Committee. None of FFN’s executive officers has ever served as a director of another entity any of whose executive officers served on FFN’s Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 27, 2015 for each of our directors; each of our named executive officers; and all of our executive officers and directors as a group, subject to certain assumptions set forth in the footnotes. We are not aware of any shareholder, or group of affiliated shareholders, who beneficially owns more than five percent of the outstanding shares of our common stock.

Beneficial ownership for the purposes of the following table is determined in accordance with rules and regulations of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

Unless otherwise indicated, the address of each of the individuals named in the table below under “Named Executive Officers and Directors” is c/o Franklin Financial Network, Inc., 722 Columbia Avenue, Franklin, Tennessee 37064.

	Shares Beneficially Owned
Name	Number		Percentage
Named Executive Officers and Directors:
Jimmy E. Allen	95,763	(1)	1.22%
Sally E. Bowers	35,949	(2)	*	%
Henry W. Brockman, Jr.	78,565	(3)	1.00%
James W. Cross, IV	22,265	(4)	*	%
Richard E. Herrington	354,950	(5)	4.49%
Dr. David H. Kemp	296,501	(6)	3.79%
Lee Moss	61,057	(7)	*	%
Paul M. Pratt, Jr.	37,890	(8)	*	%
Pamela J. Stephens	5,298	(9)	*	%
Melody J. Sullivan	8,030	(10)	*	%
J. Myers Jones, III	27,185	(11)	*	%
All Executive Officers and Directors as a group (15 persons)	1,144,840		14.15%

*	Amount represents less than 1.00% of outstanding common stock.

(1) Includes 89,374 shares of our outstanding common stock beneficially owned by Mr. Allen. Also includes 6,389 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(2) Includes 1,770 shares of our outstanding common stock beneficially owned by Ms. Bowers. Also includes 1,978 shares of restricted stock and 32,201 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(3) Includes 53,300 shares of our outstanding common stock beneficially owned by Mr. Brockman. Also includes 13,500 shares of common stock held by Mr. Brockman’s spouse, warrants to purchase 125 shares of our common stock and 11,640 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(4) Includes 20,000 shares of our outstanding common stock beneficially owned by Mr. Cross jointly. Also includes 2,265 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(5) Includes 151,473 shares of our outstanding common stock beneficially owned by Mr. Herrington. Also includes 5,505 shares of restricted stock, 52,000 shares held by Mr. Herrington’s wife, 57,300 shares of common stock beneficially owned by Mr. Herrington jointly, and 88,672 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(6) Includes 142,605 shares of our outstanding common stock beneficially owned by Mr. Kemp. Also includes 140,506 shares held by Mr. Kemp’s wife, warrants to purchase 500 shares of our common stock, and 12,890 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(7) Includes 38,174 shares of our common stock beneficially owned by Mr. Moss. Also includes 3,716 shares of restricted stock and 19,167 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(8) Includes 10,000 shares of our outstanding common stock beneficially owned by Mr. Pratt. Also includes 15,000 shares held by Mr. Pratt’s wife, and 12,890 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(9) Includes 2,908 shares of our outstanding common stock beneficially owned by Ms. Stephens. Also includes warrants to purchase 125 shares of our common stock, and 2,265 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(10) Includes 6,000 shares of our outstanding common stock beneficially owned by Ms. Sullivan. Also includes warrants to purchase 125 shares of our common stock, and 1,905 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

(11) Includes 402 shares of our outstanding common stock beneficially owned by Mr. Jones. Also includes 3,707 shares of restricted stock and 23,076 shares of common stock issuable upon the exercise of options exercisable on February 27, 2015 or within 60 days thereafter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Bank has had, and expects to have in the future, loans and other banking transactions in the ordinary course of business with directors (including our independent directors) and executive officers of FFN and its subsidiaries, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest. These loans are made on substantially the same terms (including interest rates and collateral) as those available at the time for comparable transactions with persons not related to the bank and did not involve more than the normal risk of collectability or present other unfavorable features.

In addition, the Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. the Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Policies and Procedures for Related Person Transactions

FFN has a written related person transactions policy, pursuant to which FFN’s executive officers, directors and principal shareholders, including their immediate family members, are not permitted to enter into a related person transaction with FFN without the consent of FFN’s audit committee. Any request for FFN to enter into a transaction with an executive officer, director, principal shareholder or any of such persons’ immediate family members, other than transactions available to all employees generally or involving less than $5,000 when aggregated with similar transactions, must be presented to FFN’s audit committee for review, consideration and approval, unless the transaction involves an employment or other compensatory arrangement approved by the personnel committee. All of FFN’s directors, executive officers and employees are required to report to FFN’s audit committee any such related person transaction. In approving or rejecting the proposed agreement, FFN’s audit committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the person’s interest in the transaction and, if applicable, the impact on a director’s independence. After consideration of these and other factors, the audit committee may approve or reject the transaction. Consistent with the policy, if FFN should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Certain Transactions with Management

Banking transactions with directors, officers, and employees may be performed in the ordinary course of business. Any extensions of credit to these individuals is made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and will not involve more than the normal risk of repayment. Outstanding loans to executive officers, directors, principal shareholders, and companies with whom they are associated as of December 31, 2014, were $4.5 million.

The officers and directors are required to devote only so much of their time to the business of the Bank and FFN as in their judgment is reasonably required. The officers and directors, and their affiliates, may engage, and are presently engaging, for their own accounts in other business ventures, including management and the formation of other corporations or ventures. Such activities may result in conflicts of interest.

Based on competitive bids, FFN is using Full Service Insurance to provide various insurance coverage including health, director’s and officer’s liability, personal property and bond coverage. Full Service Insurance is an affiliate of Paul M. Pratt, Jr., one of the directors of FFN. Mr. Pratt owns 50% of Full Service Insurance and the remaining 50% is owned by Mr. Pratt’s brother. In 2014, payments to Full Service Insurance totaled $207,935.00.

The Bank leases a facility from Columbia Avenue Partners, LLC (“Columbia Avenue Partners”) in Downtown Franklin to house the main office, corporate headquarters, and operational areas. Columbia Avenue Partners is an affiliate of Henry W. Brockman, Dr. David H. Kemp, and, until December 31, 2013, Paul M. Pratt, Jr., each of whom are directors of FFN and the Bank. The Bank received a third party review to assure lease rates and terms are competitive. In 2014, payments to Columbia Avenue Partners, LLC totaled $952,040.37. In early 2013, construction began on an additional operations facility adjacent to the Bank’s 722 Columbia Avenue headquarters. This property is now leased from Columbia Avenue Partners. In addition to the Columbia Avenue offices, the Bank has signed a lease with Berry Farms Real Estate Partners, LLC, consisting of directors Brockman, Kemp, and, until December 31, 2013, Pratt, for the Bank’s Berry Farms branch, which opened in September 2013. In 2014, payments to Berry Farms Real Estate Partners, LLC totaled $136,569.69. In September 2013, the Bank entered into an agreement with Aspen Development of Cool Springs, LLC, comprised of directors Brockman and Kemp, to relocate the Bank’s Cool Springs branch. That lease commenced in June 2014. In June 2013, the Bank entered into an agreement with Brentwood Town Center Real Estate Partners, LLC, comprised of directors Brockman and Kemp, to relocate the Bank’s Brentwood branch. That lease commenced in July 2014, and Brentwood Town Center Real Estate Partners, LLC subsequently sold the property to Brentwood Med, LLC, an unrelated third party, in September 2014.

Century Construction Company was contracted by Columbia Avenue Partners to provide the leasehold improvement build-out for the current Columbia Avenue facility and is also providing the build-out for the new adjacent operations center and office space in Downtown Franklin. Additionally, Century Construction performed build-out and other construction work for the following branches of the Bank: Brentwood, Berry Farms, Cool Springs, Spring Hill and Westhaven. Century Construction Company is an affiliate of and is wholly owned by James W. Cross, IV, a director of FFN and the Bank. In 2014, the Bank paid Century Construction Company a total of $3,152,458.57 for leasehold improvement build-outs and other construction work.

The Bank sold the real estate of three of its branches in Rutherford County, Tennessee to Murfreesboro Branches, LLC (“Buyer”), an affiliate of directors Brockman and Kemp, for a purchase price of $4,095,000 (the “Sale”). Buyer agreed to lease such real estate back to the Bank as of the date of the closing of the Sale, each lease having a term of 13 years.

Director Independence

Our amended and restated bylaws require our board of directors to have not less than five directors nor more than 25 directors. The board of directors may determine the number of directors from time to time by the vote of the majority of the whole board. The Tennessee Banking Act and the bylaws of the Bank require the Bank to have a board of directors consisting of not less than five nor more than 25 members. Each of the directors of the Bank during his or her whole term of service must be a citizen of the United States. A majority of the Bank’s directors must reside either within the State of Tennessee or within 100 miles of the location of any branch for at least one year immediately preceding their election and during the entire term of their service as directors.

On January 15, 2015, we filed a registration statement on Form S-1 with the SEC for an initial public offering of our common stock. In connection with the planned initial public offering of our common stock, we have applied to list our common stock on the NYSE under the symbol “FSB.” Under the rules of the NYSE, independent directors must comprise a majority of our board of directors not later than the first anniversary of the date of our initial public offering. The rules of the NYSE, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our board of directors has undertaken a review of the independence of each director based upon these rules. Applying these standards, our board of directors has affirmatively determined that Mr. Allen, Ms. Stephens and Ms. Sullivan qualify as independent directors under applicable rules. In making these determinations, our board of directors considered the current and prior relationships that each director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described above in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our board of directors is directly responsible for the appointment, compensation, and oversight of our independent auditor. It is the policy of the audit committee of our board of directors to pre-approve all audit and non-audit services provided by our independent registered public accountants. Our board of directors has considered whether the provision by Crowe Horwath LLP of services of the varieties described below is compatible with maintaining the independence of Crowe Horwath LLP, and our board of directors believes that such services do not jeopardize the independence of Crowe Horwath LLP.

The table below sets forth the aggregate fees we paid to Crowe Horwath LLP for audit and non-audit services provided to FFN in 2014 and 2013, all of which were approved by the audit committee.

Fees	2014	2013
Audit Fees	$258,693	$57,305
Audit-Related Fees	219,283	17,610
Tax Fees	50,740	21,150
All Other Fees	9,295	—

Total	$538,011	$96,065

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements, for the review of a company’s quarterly financial statements, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The list of financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization and Bank Merger, dated as of November 21, 2013, between Franklin Financial Network, Inc. and MidSouth Bank (incorporated herein by reference to Appendix A to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014) (schedules and exhibits to which have been omitted pursuant to Items 601(b)(2) of Regulations S-K).

3.1	Charter of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.2	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated November 15, 2007 (incorporated herein by reference to Exhibit 3.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.3	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated June 17, 2010 (incorporated herein by reference to Exhibit 3.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.4	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.5	Articles of Amendment to the Charter Designating Senior Non-Cumulative Perpetual Preferred Stock, Series A of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.6†	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated March 10, 2015.

3.7†	Amended and Restated Bylaws of Franklin Financial Network, Inc.

4.1	Specimen Stock Certificate of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

4.2	See Exhibits 3.1 through 3.4 and Exhibits 3.6 through 3.7 for provisions of the Charter and Bylaws defining rights of holders of the Registrant’s Common Stock.

10.1

Retail Lease Agreement, dated as of December 21, 2011 by and between Westhaven Town Center Fund I, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form

S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.2	Triple Net Office Lease Agreement, dated as of June 12, 2012 by and between Berry Farms Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.3	Lease Agreement, dated as of December 12, 2012 by and between First Farmers and Merchants Bank and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.4	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 201, 202 and 203) (incorporated herein by reference to Exhibit 10.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.5	Triple Net Office Lease Agreement, dated as of May 4, 2010 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.6	Lease, dated as of May 21, 2012 by and between CHHM Properties and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.6 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.7	Amendment No. 4 to Lease Agreement, dated June 19, 2013 by and between Cherokee Equities Corporation and Banc Compliance Group, Inc. (incorporated herein by reference to Exhibit 10.7 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.8	Lease Agreement, effective October 8, 2008 by and between UCM/ProVenture-Synergy Business Park, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.12 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.9	Lease Amendment No. 1, dated as of June 11, 2013 by and between Mooreland Investors, LP, successor in interest to UCM/ProVenture-Synergy Business Park, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.13 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.10	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 106, 107 and 108) (incorporated herein by reference to Exhibit 10.14 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.11	Lease dated as of April 20, 2010 by and between Edwin B. Raskin Company, as agent for SIG, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.15 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.12*	Form of Franklin Financial Network, Inc.’s Organizers’ Warrant Agreement (incorporated herein by reference to Exhibit 10.16 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.13*	Form of Franklin Financial Network, Inc. Award Agreement for Non-Qualified Stock Options (incorporated herein by reference to Exhibit 10.49 to Form S-4/A (File No. 14795094) filed with the Securities and Exchange Commission on April 29, 2014).

10.14*	Form of Franklin Financial Network, Inc. Award Agreement for Restricted Stock (incorporated herein by reference to Exhibit 10.50 to Form S-4/A (File No. 14795094) filed with the Securities and Exchange Commission on April 29, 2014).

10.15*	Form of Franklin Financial Network, Inc. Award Agreement for Incentive Stock Options (incorporated herein by reference to Exhibit 10.51 to Form S-4/A (File No. 14795094) filed with the Securities and Exchange Commission on April 29, 2014).

10.16*

Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.17 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.17*

Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.18 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.18*

Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.19 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.19*

Employment Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley

P. Hill, III (incorporated herein by reference to Exhibit 10.20 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.20*

Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and

J. Myers Jones, III (incorporated herein by reference to Exhibit 10.21 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.21*

Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.22 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.22*

Employment Agreement dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.23 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.23*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.24 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.24*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.25 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.25*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.26 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.26*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.27 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.27*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.28 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.28*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.29 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.29*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.30 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.30*

Employment Agreement, dated as of May 29, 2008 by and between Franklin Synergy Bank and Constance E. Edwards (incorporated herein by reference to Exhibit 10.31 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.31*

Employment Agreement dated as of September 25, 2008 by and between Franklin Synergy Bank and Joseph H. Bowman (incorporated herein by reference to Exhibit 10.32 to Form S-4 (File No.

333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.32*	Employment Agreement dated as of September 25, 2008 by and between Franklin Synergy Bank and Jere D. Pewitt (incorporated herein by reference to Exhibit 10.33 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.33*	Form of Lee M. Moss Employment Agreement (incorporated herein by reference to Exhibit 10.34 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.34*	Form of Lee M. Moss Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.35 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.35*	Form of Lee M. Moss Retention Agreement (incorporated herein by reference to Exhibit 10.36 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.36*

Form of Kevin D. Busbey Employment Agreement (incorporated herein by reference to Exhibit 10.37 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on

February 14, 2014).

10.37*	Form of Kevin D. Busbey Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.38 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.38*	Form of Kevin D. Busbey Retention Agreement (incorporated herein by reference to Exhibit 10.39 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.39*

Form of Dallas G. Caudle Employment Agreement (incorporated herein by reference to Exhibit 10.40 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on

February 14, 2014).

10.40*	Form of Dallas G. Caudle Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.41 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.41*	Form of Dallas G. Caudle Retention Agreement (incorporated herein by reference to Exhibit 10.42 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.42*	Form of D. Edwin Jernigan, Jr. Retention Agreement (incorporated herein by reference to Exhibit 10.43 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.43*	Form of D. Edwin Jernigan, Jr. Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.44 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.44*	Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.45 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.45	Form of Split Dollar Life Insurance Agreement (incorporated herein by reference to Exhibit 10.48 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.46	Contract for Sale of Real Estate, dated as of December 5, 2014, by and between Franklin Synergy Bank and Murfreesboro Branches, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on December 11, 2014).

10.47	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on December 11, 2014).

10.48	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on December 11, 2014).

10.49	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on December 11, 2014).

10.50	Asset Purchase and Sale Agreement, by and between BCG Consulting, LLC, Banc Compliance Group, Inc. and Franklin Financial Network, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on January 2, 2015).

10.51	Triple Net Office Lease Agreement, dated as of February 19, 2015, by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2610 Old Fort Parkway, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on February 25, 2015).

Exhibit No.	Description of Exhibit

10.52	Triple Net Office Lease Agreement, dated as of February 19, 2015, by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 724 President Place, Smyrna, Tennessee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on February 25, 2015).

10.53	Triple Net Office Lease Agreement, dated as of February 19, 2015, by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2782 South Church Street, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 333-193951) filed with the Securities and Exchange Commission on February 25, 2015).

21.1†	Subsidiaries of the Registrant.

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Franklin Financial Network, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.**

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2015

FRANKLIN FINANCIAL NETWORK, INC.

By:	/s/ Richard E. Herrington
Richard E. Herrington
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Herrington Richard E. Herrington	Chairman, President & CEO (Principal Executive Officer)	March 11, 2015

/s/ Sally P. Kimble Sally P. Kimble	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2015

/s/ Jimmy E. Allen Jimmy E. Allen	Director	March 11, 2015

/s/ Henry W. Brockman, Jr. Henry W. Brockman, Jr.	Director	March 11, 2015

/s/ James W. Cross, IV James W. Cross, IV	Director	March 11, 2015

/s/ David H. Kemp David H. Kemp	Director	March 11, 2015

/s/ Lee M. Moss Lee M. Moss	Director	March 11, 2015

/s/ Paul M. Pratt, Jr. Paul M. Pratt, Jr.	Director	March 11, 2015

/s/ Pamela J. Stephens Pamela J. Stephens	Director	March 11, 2015

/s/ Melody Sullivan Melody Sullivan	Director	March 11, 2015

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Franklin Financial Network, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Franklin Financial Network, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Financial Network, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Franklin, Tennessee

March 11, 2015

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$49,347	$18,217
Certificates of deposit at other financial institutions	250	—
Securities available for sale	395,705	268,515
Securities held to maturity (fair value 2014—$53,741 and 2013—$54,004)	53,332	56,575
Loans held for sale, at fair value	18,462	10,694
Loans	787,188	421,304
Allowance for loan losses	(6,680)	(4,900)

Net loans	780,508	416,404

Restricted equity securities, at cost	5,349	3,032
Premises and equipment, net	9,664	4,138
Accrued interest receivable	3,545	2,396
Bank owned life insurance	11,664	8,232
Deferred tax asset	6,780	3,995
Buildings held for sale	4,080	—
Foreclosed assets	715	181
Servicing rights, net	3,053	2,640
Goodwill	9,124	157
Core deposit intangible, net	2,698	—
Other assets	1,551	1,198

Total assets	$1,355,827	$796,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$150,337	$52,686
Interest bearing	1,021,896	628,614

Total deposits	1,172,233	681,300
Federal funds purchased and repurchase agreements	39,078	24,291
Federal Home Loan Bank advances	19,000	23,000
Accrued interest payable	421	222
Other liabilities	3,296	2,398

Total liabilities	1,234,028	731,211
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	10,000	10,000
Common stock, no par value; 10,000,000 shares authorized(1); 7,756,411 and 4,862,875 issued at December 31, 2014 and December 31 2013, respectively	94,251	52,638
Retained earnings	15,372	7,058
Accumulated other comprehensive income (loss)	2,176	(4,533)

Total shareholders’ equity	121,799	65,163

Total liabilities and shareholders’ equity	$1,355,827	$796,374

(1)	On February 26, 2015, shareholders approved the Articles of Amendment to the Company’s Charter to increase the number of authorized shares of the Corporation’s Common Stock from 10,000,000 to 20,000,000.

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	2014	2013
Interest income and dividends
Loans, including fees	$33,585	$20,094
Securities:
Taxable	9,459	4,655
Tax-Exempt	81	67
Dividends on restricted equity securities	227	126
Federal funds sold and other	80	40

	43,432	24,982
Interest expense
Deposits	5,301	3,693
Federal funds purchased and repurchase agreements	176	144
Federal Home Loan Bank advances	262	100

	5,739	3,937

Net interest income	37,693	21,045
Provision for loan losses	2,374	907

Net interest income after provision for loan losses	35,319	20,138
Noninterest income
Service charges on deposit accounts	53	52
Other service charges and fees	1,777	1,112
Net gains on sale of loans	5,814	4,403
Investment services	639	241
Loan servicing fees, net	254	(365)
Gain on sale of securities	259	88
Other	1,255	1,288

Total noninterest income	10,051	6,819
Noninterest expense
Salaries and employee benefits	19,160	13,142
Occupancy and equipment	4,729	2,731
FDIC assessment expense	600	354
Net loss on sale and write-down of foreclosed assets	96	223
Marketing	728	283
Professional fees	2,040	596
Other	4,469	2,333

Total noninterest expense	31,822	19,662

Income before income tax expense	13,548	7,295
Income tax expense	5,134	2,734

Net income	$8,414	$4,561
Dividends paid on Series A preferred stock	(100)	(109)

Net income available to common shareholders	$8,314	$4,452

Earnings per share:
Basic	$1.32	$1.13
Diluted	1.27	1.10

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	2014	2013
Net income	$8,414	$4,561
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	11,131	(8,763)
Reclassification adjustment for gains included in net income	(259)	(88)

Net unrealized gains (losses)	10,872	(8,851)

Tax effect	(4,163)	3,389

Total other comprehensive income (loss)	6,709	(5,462)

Comprehensive income (loss)	$15,123	$(901)

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$10,000	$37,821	$2,606	$929	$51,356
Exercise of common stock warrants, 3,024 shares	—	36	—	—	36
Exercise of common stock options, 5,755 shares	—	58	—	—	58
Issuance of 1,153,847 shares of common stock, net of stock offering costs of $809	—	14,191	—	—	14,191
Dividends paid on Series A preferred stock	—	—	(109)	—	(109)
Stock based compensation expense	—	364	—	—	364
Stock issued in conjunction with 401(k) employer match, 17,596 shares	—	227	—	—	227
Stock issued in conjunction with stock option exchange, 32,814 shares	—	(142)	—	—	(142)
Excess tax benefit from exchange of stock options	—	83	—	—	83
Net income	—	—	4,561	—	4,561
Other comprehensive loss	—	—	—	(5,462)	(5,462)

Balance at December 31, 2013	$10,000	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options, 23,809 shares	—	236	—	—	236
Dividends paid on Series A preferred stock	—	—	(100)	—	(100)
Stock based compensation expense	—	611	—	—	611
Stock issued in conjunction with 401(k) employer match, 20,345 shares	—	275	—	—	275
Stock (2,766,191 shares) and stock options (137,280 options) issued related to MidSouth Bank acquisition, net of stock issuance costs of $514	—	40,462	—	—	40,462
Excess tax benefit from exercise of stock options	—	29	—	—	29
Net income	—	—	8,414	—	8,414
Other comprehensive income	—	—	—	6,709	6,709

Balance at December 31, 2014	$10,000	$94,251	$15,372	$2,176	$121,799

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	2014	2013
Cash flows from operating activities
Net income	$8,414	$4,561
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	931	653
Accretion of purchase accounting adjustments	(1,589)	—
Net amortization of securities	2,596	4,199
Amortization of loan servicing right asset	727	1,265
Amortization of core deposit intangible	362	—
Increase (decrease) in impairment of servicing asset	—	(90)
Provision for loan losses	2,374	907
Deferred income tax benefit	(130)	(396)
Excess tax benefit related to the exchange of stock options	—	(83)
Excess tax benefit related to the exercise of stock options	(29)	—
Origination of loans held for sale	(262,955)	(307,592)
Proceeds from sale of loans held for sale	266,932	315,242
Net gain on sale of loans	(5,814)	(4,403)
Gain on sale of available for sale securities	(259)	(88)
Income from bank owned life insurance	(288)	(268)
Loss on sale and write down of foreclosed assets	96	223
Stock-based compensation	611	364
Compensation expense related to common stock issued to 401(k) plan	275	227
Loss on disposal of non-bank subsidiary	32	—
Net change in:
Accrued interest receivable and other assets	(82)	249
Accrued interest payable and other liabilities	(274)	542

Net cash from operating activities	11,930	15,512
Cash flows from investing activities
Available for sale securities:
Sales	44,181	16,290
Purchases	(198,452)	(189,962)
Maturities, prepayments and calls	93,339	78,650
Held to maturity securities:
Purchases	(8,601)	(28,937)
Maturities, prepayments and calls	11,551	5,840
Net change in loans	(181,928)	(122,572)
Purchase of restricted equity securities	(745)	(774)
Proceeds from sale of foreclosed assets	1,166	2,477
Purchases of premises and equipment, net	(3,887)	(1,847)
Decrease in interest bearing deposits in financial institutions	—	100
Net cash provided from sale of non-bank subsidiary	205	100
Net cash acquired from acquisition (See Note 2)	12,197	—

Net cash from investing activities	(230,974)	(240,735)
Cash flows from financing activities
Increase in deposits	246,629	166,657
(Decrease) increase in federal funds purchased and repurchase agreements	13,894	22,689
Proceeds from Federal Home Loan Bank advances	15,000	40,000
Repayment of Federal Home Loan Bank advances	(25,000)	(25,000)
Proceeds from exercise of common stock warrants	—	36
Proceeds from exercise of common stock options, includes excess tax benefit	265	58
Cash paid in conjunction with stock option exchange	—	(59)
Proceeds from issuance of common stock, net of offering costs	(514)	14,191
Dividends paid on preferred stock	(100)	(109)

Net cash from financing activities	250,174	218,463

Net change in cash and cash equivalents	31,130	(6,760)
Cash and cash equivalents at beginning of period	18,217	24,977

Cash and cash equivalents at end of period	$49,347	$18,217

Supplemental information:
Interest paid	$5,540	$4,023
Income taxes paid	5,692	2,750
Non-cash supplemental information:
Fair value of stock and stock options issued related to MidSouth Bank acquisition (See Note 2)	$40,976	$—
Transfers from loans to foreclosed assets	1,273	761
Transfer from additional paid-in-capital to common stock	—	426

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiary, Franklin Synergy Bank, together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

Franklin Financial Network, Inc. was incorporated under the laws of the State of Tennessee on April 5, 2007. Franklin Synergy Bank was incorporated under the laws of the State of Tennessee and received its Certificate of Authority from the Tennessee Department of Financial Institutions and approval of FDIC insurance on November 2, 2007. Franklin Synergy Bank is also a Federal Reserve member bank.

The Company provides financial services through its offices in Franklin, Brentwood, Spring Hill, Murfreesboro and Smyrna, Tennessee. Its primary deposit products are checking, savings, and certificate of deposit accounts, and its primary lending products are commercial and residential construction, commercial, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid by cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. The Company also focuses on electronic banking products such as internet banking, remote deposit capture and lockbox services.

The Company purchased the assets of Banc Compliance Group LLC in May 2008 forming a wholly-owned subsidiary, Banc Compliance Group, Inc., which provided bank compliance and consulting services to community banks. The Company sold the assets of Banc Compliance Group, Inc. at December 31, 2014.

On July 1, 2014 the Company completed its acquisition of MidSouth Bank, which was merged with and became part of Franklin Synergy Bank.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions and federal funds purchased.

Interest-Bearing Deposits in Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Certain loans held for sale are sold with servicing rights retained. The carrying value of loans sold with retained servicing is reduced by the amount allocated to the servicing right. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Williamson County. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Williamson County area.

Purchased Credit Impaired Loans: The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history from the Bank’s peer group over the past three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

Construction and land development loans include loans to finance the process of improving loans preparatory to erecting new structures or the on-site construction of industrial, commercial, residential or farm buildings. Construction and land development loans also include loans secured by vacant land, except land known to be used or usable for agricultural purposes. Construction loans generally are made for relatively short terms. They generally are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. Periodic site inspections are made on construction loans.

Commercial real estate loans include loans secured by non-residential real estate, including farmland and improvements thereon. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions may affect the repayment ability of these loans.

Residential real estate loans include loans secured by residential real estate, including single-family and multi-family dwellings. Mortgage title insurance and hazard insurance are normally required. Adverse economic conditions in the Company’s market area may reduce borrowers’ ability to repay these loans and may reduce the collateral securing these loans.

Commercial and industrial loans include loans for commercial, industrial or agricultural purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. Commercial and Agriculture loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer and other loans include loans to individuals for household, family and other personal expenditures that are not secured by real estate. Consumer loans are generally secured by customer deposit accounts, vehicles and other household goods. The collateral securing consumer loans may depreciate over time.

Servicing Rights: When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on market prices for comparable servicing contracts. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income, which is reported on the income statement as loan servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against mortgage loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Assets Held for Sale: Assets held for sale are stated at fair value less estimated costs to sell at the time the assets are determined to be held for sale. If fair value declines subsequent to designation, a valuation allowance is recorded through expense. Operating costs after designation are expensed.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method. Depreciation periods are shorter of the asset’s useful life or lease period, ranging from three to fifteen years.

Restricted Equity Securities: The Bank is a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The stock ownership in FRB and FHLB are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sale of mortgage loans.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income Taxes: Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. The matching contributions are paid with employer stock. An annual stock valuation is performed for the employer stock match calculation.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which is recognized as a separate component of equity.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and warrants. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

NOTE 2 - ACQUISITIONS

Acquisition of MidSouth Bank

On July 1, 2014 the Company completed the acquisition of MidSouth Bank (“MidSouth”), pursuant to the terms of the Agreement and Plan of Reorganization and Bank Merger (the “merger agreement”) dated November 19, 2013.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $9,124, after consideration of a measurement period adjustment discussed below, which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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

Based on a valuation of the FFN’s common stock as of July 1, 2014, the resulting purchase price was $41,094. The following table summarizes the purchase price calculation:

	Number of MidSouth shares outstanding	Per share exchange ratio	Number of FFN shares—as exchanged
Common Shares	3,873	0.425926	1,650
Convertible Voting Preferred Stock, 2009-A	1,018	0.851852	867
Convertible Voting Preferred Stock, 2011-A	242	0.851852	206
Series 2009-A Stock Warrants (strike price $3.25)	193	0.185185	36
Series 2011-A Stock Warrants (strike price $3.68)	44	0.153333	7

			2,766
Multiplied by FFN common stock value at acquisition date			$14.50

Fair value of FFN common stock issued (“Stock Consideration”)			$40,110
Cash consideration paid for fractional shares			18
Cash consideration paid for dissenting shares			100
Fair value of MidSouth stock options converted to FFN stock options			866

Total acquisition consideration			$41,094

On July 1, 2014 the Company purchased MidSouth. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimate of foreclosed assets that were acquired. The table below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the July 1, 2014 purchase date.

In Thousands	July 1, 2014 (as initially reported)	Measurement Period Adjustments	July 1, 2014 (as adjusted)
Assets:
Cash and due from banks	$1,369	$—	$1,369
Interest-bearing accounts at other financial institutions	10,946		10,946
Securities, available-for-sale	57,431		57,431
Loans held for sale	7,071		7,071
Loans	184,345		184,345
Certificates of deposit at other financial institutions	250		250
Restricted equity securities	1,572		1,572
Bank premises and equipment, net	6,650		6,650
Bank-owned life insurance	3,144		3,144
Accrued interest receivable	728		728
Foreclosed assets	800	(260)	540
Core deposit intangible	3,060		3,060
Deferred tax asset	6,753	100	6,853
Goodwill	8,964	160	9,124
Other assets	747		747

Total assets acquired	$293,830	$—	$293,830

Liabilities:
Deposits	$244,415	$—	$244,415
Short-term borrowings	6,893		6,893
Other liabilities	1,428		1,428

Total liabilities assumed	$252,736	$—	$252,736

At December 31, 2014, there were no circumstances or significant changes that have occurred in the last six months of 2014 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill.

In the acquisition, the Company purchased $184,345 of loans at fair value, net of $7,347 estimated discount to the outstanding principal balance. Of the total loans acquired, management identified loans totaling $5,527 as credit impaired. All loans that were on non-accrual status and all loan relationships that were identified as substandard or impaired as of the acquisition date were considered by management to be credit-impaired and are accounted for pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of July 1, 2014 for purchased credit-impaired (“PCI”) loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$8,510
Non-accretable difference	(1,745)

Cash flows expected to be collected	6,765
Accretable yield	(1,238)

Total purchased credit-impaired loans	$5,527

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance at acquisition date.

	Unpaid Principal Balance	Fair Value
Loans:
Residential real estate	$39,425	$38,618
Commercial real estate	82,465	80,566
Construction and land development	43,766	42,454
Commercial loans	16,311	15,352
Consumer and other loans	1,865	1,828
Purchased credit-impaired	7,860	5,527

Total earning assets	$191,692	$184,345

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

The following table represents acquired intangible assets at December 31, 2014 and 2013:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(362)	$—	$—

Aggregate amortization expense was $362 for 2014. There was no amortization expense for 2013.

The following table presents estimated amortization expense for each of the next five years:

2015	$655
2016	564
2017	473
2018	382
2019	291

Pro-forma information

Pro-forma data for the years ended December 31, 2014 and 2013 listed in the table below presents pro-forma information as if the MidSouth acquisition occurred at the beginning of 2013.

	Years ended December 31,
	2014	2013
Net interest income	$41,312	$32,022
Net income available to common shareholders	8,055	5,722

Earnings per share—basic	$1.04	$0.88
Earnings per share—diluted	$1.02	$0.87

Supplemental pro forma earnings for 2014 were adjusted to exclude $2,157 of acquisition-related costs incurred in 2014, $1,478 of discount accretion and $250 of premium amortization related to the fair value adjustments to acquisition-date assets and liabilities. Supplemental pro forma earnings for 2013 were adjusted to include these items, as appropriate.

NOTE 3 - SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$30,070	$417	$(314)	$30,173
U.S. Treasury securities	20,000	—	—	20,000
Mortgage-backed securities: residential	335,677	4,593	(1,203)	339,067
Mortgage-backed securities: commercial	6,432	33	—	6,465

Total	$392,179	$5,043	$(1,517)	$395,705

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government sponsored entities and agencies	$16,029	$—	$(1,305)	$14,724
Mortgage-backed securities: residential	259,831	1,560	(7,600)	253,791

Total	$275,860	$1,560	$(8,905)	$268,515

The amortized cost and fair value of the held to maturity securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$5,550	$162	$(87)	$5,625
Mortgage backed securities: residential	38,587	555	(562)	38,580
State and political subdivisions	9,195	351	(10)	9,536

Total	$53,332	$1,068	$(659)	$53,741

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
U.S. government sponsored entities and agencies	$8,225	$12	$(484)	$7,753
Mortgage backed securities: residential	39,043	293	(2,061)	37,275
State and political subdivisions	9,307	89	(420)	8,976

Total	$56,575	$394	$(2,965)	$54,004

Sales of available for sale securities were as follows:

	2014	2013
Proceeds	$44,181	$16,290
Gross gains	422	163
Gross losses	(163)	(75)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2014
	Amortized Cost	Fair Value
Available for sale
Three months or less	$30,000	$29,999
Over three months through one year	—	—
Over one year through five years	—	—
Over five years through ten years	7,796	7,948
Over ten years	12,274	12,226
Mortgage-backed securities: commercial	6,432	6,465
Mortgage-backed securities: residential	335,677	339,067

Total	$392,179	$395,705

Held to maturity
Three months or less	$250	$251
Over one year through five years	1,419	1,478
Over five years through ten years	1,106	1,127
Over ten years	11,970	12,305
Mortgage-backed securities: residential	38,587	38,580

Total	$53,332	$53,741

Securities pledged at December 31, 2014 and 2013 had a carrying amount of $366,764 and $194,925 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2014 and 2013, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available for sale
U.S. government sponsored entities and agencies	$9,999	$(1)	$8,232	$(313)	$18,231	$(314)
Mortgage-backed securities: residential	59,078	(323)	41,939	(880)	101,017	(1,203)

Total available for sale	$69,077	$(324)	$50,171	$(1,193)	$119,248	$(1,517)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,913	$(87)	$2,913	$(87)
Mortgage-backed securities: residential	5,246	(25)	13,001	(537)	18,247	(562)
State and political subdivisions	507	(1)	592	(9)	1,099	(10)

Total held to maturity	$5,753	$(26)	$16,506	$(633)	$33,037	$(659)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Available for sale
U.S. government sponsored entities and agencies	$12,983	$(1,128)	$1,741	$(177)	$14,724	$(1,305)
Mortgage-backed securities: residential	168,817	(6,762)	11,721	(838)	180,538	(7,600)

Total available for sale	$181,800	$(7,890)	$13,462	$(1,015)	$195,262	$(8,905)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$6,168	$(332)	$848	$(152)	$7,016	$(484)
Mortgage-backed securities: residential	19,952	(1,752)	4,042	(309)	23,994	(2,061)
State and political subdivisions	5,762	(342)	422	(78)	6,184	(420)

Total held to maturity	$31,882	$(2,426)	$5,312	$(539)	$37,194	$(2,965)

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

NOTE 4 - LOANS

Loans at December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Loans that are not PCI loans
Construction and land development	$239,225	$113,710
Commercial real estate:
Nonfarm, nonresidential	240,975	114,852
Other	5,377	10,350
Residential real estate:
Closed-end 1-4 family	130,631	98,615
Other	83,129	39,851
Commercial and industrial	76,570	36,397
Consumer and other	8,025	8,250

Loans before net deferred loan fees	783,932	422,025
Deferred loan fees, net	(1,059)	(721)

Total loans that are not PCI loans	782,873	421,304

PCI loans
Construction and land development	$77	$—
Commercial real estate:
Nonfarm, nonresidential	1,798	—
Other	—	—
Residential real estate:
Closed-end 1-4 family	706	—
Other	108	—
Commercial and industrial	1,624	—
Consumer and other	2	—

Total PCI loans	4,315	—

Allowance for loan losses	(6,680)	(4,900)

Total loans, net of allowance for loan losses	$780,508	$416,404

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$1,552	$1,511	$1,402	$337	$98	$4,900
Provision for loan losses	1,138	523	385	371	(43)	2,374
Loans charged-off	—	(540)	(61)	(58)	—	(659)
Recoveries	—	—	65	—	—	65

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2013
Allowance for loan losses:
Beginning balance	$1,342	$1,267	$893	$275	$206	$3,983
Provision for loan losses	210	244	480	81	(108)	907
Loans charged-off	—	—	(107)	(19)	—	(126)
Recoveries	—	—	136	—	—	136

Total ending allowance balance	$1,552	$1,511	$1,402	$337	$98	$4,900

There was no allowance for loan losses for PCI loans for the years ended December 31, 2014 or 2013.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013. Purchased and PCI loans are also included in the table. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$18	$—	$18
Collectively evaluated for impairment	2,690	1,494	1,791	632	55	6,662
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

Loans:
Individually evaluated for impairment	$—	$835	$93	$18	$—	$946
Collectively evaluated for impairment	239,225	245,517	213,667	76,552	8,025	782,986
Purchased credit-impaired loans	77	1,798	814	1,624	2	4,315

Total ending loans balance	$239,302	$248,150	$214,574	$78,194	$8,027	$788,247

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$455	$93	$—	$—	$548
Collectively evaluated for impairment	1,552	1,056	1,309	337	98	4,352

Total ending allowance balance	$1,552	$1,511	$1,402	$337	$98	$4,900

Loans:
Individually evaluated for impairment	$—	$3,361	$1,262	$—	$—	$4,623
Collectively evaluated for impairment	113,710	121,841	137,204	36,397	8,250	417,402

Total ending loans balance	$113,710	$125,202	$138,466	$36,397	$8,250	$422,025

Loans collectively evaluated for impairment reported at December 31, 2014 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. Management evaluated these loans for credit deterioration since acquisition and determined that no allowance for loan losses was necessary at December 31, 2014.

The following table presents information related to impaired loans by class of loans as of December 31, 2014 and 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
Residential real estate:
1-4 family	93	93	—

Subtotal	2,515	928	—

With an allowance recorded:
Commercial and industrial	18	18	18

Subtotal	18	18	18

Total	$2,533	$946	$18

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2013
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$1,986	$1,986	$—
Residential real estate:
1-4 family	36	36	—

Subtotal	2,022	2,022	—

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,480	$1,375	$455
Residential real estate:
1-4 family	1,687	1,226	93

Subtotal	4,167	2,601	548

Total	$6,189	$4,623	$548

The following table presents the average recorded investment of impaired loans by class of loans for the years ended December 31, 2014 and 2013:

Average Recorded Investment	2014	2013
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	587	1,986
Residential real estate:
1-4 family	94	37
Commercial and industrial	2	—

Subtotal	683	2,023

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	893	1,375
Residential real estate:
1-4 family	359	1,226
Commercial and industrial	53	—

Subtotal	1,305	2,601

Total	$1,988	$4,624

The impact on net interest income for these loans was not material to the Company’s results of operations for the years ended December 31, 2014 and 2013.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

	Nonaccrual	Loans Past Due Over 90 Days
December 31, 2014
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Other	—	—
Residential real estate:
Closed-end1-4 family	—	316
Other	—	—
Construction and land development	—	—
Commercial and industrial	—	—

Total	$835	$316

December 31, 2013
Commercial real estate:
Nonfarm, nonresidential	$1,375	$—
Residential real estate:
1-4 family	1,226	—

Total	$2,601	$—

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2014
Construction and land development	$354	$—	$—	$354	$238,871	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	240,140	1,798	242,773
Other	—	—	—	—	5,377	—	5,377
Residential real estate:
Closed-end 1-4 family	299	165	316	780	129,851	706	131,337
Other	52	—	—	52	83,077	108	83,237
Commercial and industrial	—	212	—	212	76,358	1,624	78,194
Consumer and other	—	—	—	—	8,025	2	8,027

	$705	$377	$1,151	$2,233	$781,699	$4,315	$788,247

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2013
Construction and land development	$—	$—	$—	$—	$113,710	$—	$113,710
Commercial real estate:
Nonfarm, nonresidential	1,985	—	1,375	3,360	111,492	—	114,852
Other	—	—	—	—	10,350	—	10,350
Residential real estate:
Closed end 1-4 family	245	—	1,226	1,471	97,144	—	98,615
Other	—	—	—	—	39,851	—	39,851
Commercial and industrial	—	—	—	—	36,397	—	36,397
Consumer and other	—	—	—	—	8,250	—	8,250

	$2,230	$—	$2,601	$4,831	$417,194	$—	$422,025

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Total
December 31, 2014
Construction and land development	$239,225	$—	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	239,584	—	3,189	242,773
Other	5,377	—	—	5,377
Residential real estate:
Closed-end 1-4 family	128,869	—	2,468	131,337
Other	83,129	—	108	83,237
Commercial and industrial	76,552	—	1,642	78,194
Consumer and other	8,025	—	2	8,027

	$780,761	$—	$7,486	$788,247

	Pass	Special Mention	Substandard	Total
December 31, 2013
Construction and land development	$113,710	$—	$—	$113,710
Commercial real estate:
Nonfarm, nonresidential	110,938	—	3,914	114,852
Other	10,350	—	—	10,350
Residential real estate:
1-4 family	96,823	—	1,792	98,615
Other	39,851	—	—	39,851
Commercial and industrial	36,397	—	—	36,397
Consumer and other	8,250	—	—	8,250

	$416,319	$—	$5,706	$422,025

Purchased Credit-Impaired (“PCI”) Loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

December 31, 2014
Contractually required principal and interest	$6,532
Non-accretable difference	(1,270)

Cash flows expected to be collected	5,262
Accretable yield	(947)

Carrying value of acquired loans	4,315
Allowance for loan losses	—

Carrying value less allowance for loan losses	$4,315

For the year ended December 31, 2014, the Company recognized $216 in accretion income from the accretable yield related to acquired PCI loans.

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 5 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2014 and 2013 are as follows:

	2014	2013
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$414,222	$348,121
Other	3,986	5,088

Custodial escrow balances maintained in connection with serviced loans were $1,968 and $1,607 at year-end 2014 and 2013.

The related loan servicing rights activity for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Servicing rights:
Beginning of year	$2,640	$2,401
Additions	1,140	1,414
Amortized to expense	(727)	(1,265)
Decrease in impairment	—	90

End of year	$3,053	$2,640

The components of net loan servicing fees for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Loan servicing fees, net:
Loan servicing fees	$981	$810
Amortization of loan servicing fees	(727)	(1,265)
Decrease in impairment	—	90

Total	$254	$(365)

The fair value of servicing rights was estimated by management to be approximately $4,180 at December 31, 2014. Fair value for 2014 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.8%. At December 31, 2013, the fair value of servicing rights was estimated by management to be approximately $3,714. Fair value for 2013 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 8.8%.

The weighted average amortization period is 6.37 years. Estimated amortization expense for each of the next three years is:

2015	$480
2016	480
2017	480

NOTE 6 - PREMISES AND EQUIPMENT AND RELATED PARTY LEASES

Year-end premises and equipment were as follows:

	2014	2013
Construction in progress	$1,128	$1,044
Land and land improvements	693	—
Buildings	1,170	—
Leasehold improvements	4,804	2,438
Furniture, fixtures, and equipment	4,129	2,594
Computer equipment and software	2,223	1,688

	14,147	7,764
Accumulated depreciation	(4,483)	(3,626)

	$9,664	$4,138

Depreciation expense was $931 and $653 for the years ended December 31, 2014 and 2013, respectively.

Operating Leases: The Company leases most of its branches, loan production, and administrative offices under operating leases. Rent expense was $2,049 and $1,311 for 2014 and 2013, respectively. Rent commitments, over the initial lease terms and intended renewal periods were as follows:

	Related Parties	Other	Total
2015	$1,798	$585	$2,383
2016	1,839	496	2,335
2017	1,865	455	2,320
2018	1,892	412	2,304
2019	1,919	402	2,321
Thereafter	17,255	3,397	20,652

Total	$26,568	$5,747	$32,315

The Company has entered into agreements to sell three buildings acquired during the acquisition of MidSouth Bank on July 1, 2014 to a related party. As of December 31, 2014, these buildings were classified as held-for-sale and totaled $4,080. These buildings will subsequently be leased by the Company upon completion of the sale. Estimated rent commitments for the 2014 lease additions, over the initial lease terms, are as follows:

	Related Parties	Other	Total
2015	$313	$—	$313
2016	390	—	390
2017	431	—	431
2018	477	—	477
2019	527	—	527
Thereafter	6,926	—	6,926

Total	$9,064	$—	$9,064

NOTE 7 - DEPOSITS

At December 31, 2014 and 2013, time deposits in denominations of $250 or greater totaled $105,711 and $82,026, respectively. At December 31, 2014 and 2013, the Company had $371 and $116, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Scheduled maturities of time deposits for the next five years were as follows:

2015	$177,449
2016	60,154
2017	29,328
2018	19,242
2019	35,008

NOTE 8 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

As of December 31, 2014 and 2013, the Bank had federal funds lines (or the equivalent thereof) with correspondent banks totaling $115,400 and $71,700, respectively. There was $16,825 and $20,825 in outstanding federal funds purchased at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, securities sold under agreements to repurchase had an outstanding balance of $22,253 and $3,466, respectively, and are secured by securities with carrying amounts of $26,187 and $8,418, respectively. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity the securities underlying the agreements are returned to the Company.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2014	2013
Average daily balance during the year	$12,792	$3,525
Average interest rate during the year	0.58%	0.71%
Maximum month-end balance during the year	$24,466	$5,077
Weighted average interest rate at year end	0.56%	0.73%

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the Federal Home Loan Bank of Cincinnati (“FHLB”), which is secured by a blanket pledge of 1-4 family residential mortgage loans. The extent of the line is dependent, in part, on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans of the principal balance of the advances from the FHLB.

At December 31, 2014 and 2013, the Company had received advances from the FHLB totaling $19,000 and $23,000, respectively. At December 31, 2014, the schedule maturities of these advances and interest rates were as follows:

	Scheduled Maturities	Weighted Average Rates
2015	$2,000	0.70%
2016	—	—
2017	10,000	1.27%
2018	7,000	1.61%
2019	—	—
Thereafter	—	—

Total	$19,000	1.33%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Qualifying loans totaling approximately $148,612 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2014. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow up to an additional $38,699 as of December 31, 2014.

NOTE 10 - BENEFIT PLANS

A 401(k) benefit plan was adopted to begin benefits on May 1, 2008. The 401(k) benefit plan allows employee contributions of their compensation subject to certain limitations. Employee contributions are matched in the Company’s common stock equal to 100% of the first 2% of the compensation contributed and 50% of the next 4% of the compensation contributed. Expense for the years ending December 31, 2014 and 2013 was $387 and $270, respectively.

NOTE 11 - INCOME TAXES

A reconciliation of the income tax expense for the years ended December 31, 2014 and 2013 to the “expected” tax expense computed by applying the statutory federal income tax rate of 34 percent to income before income tax expense is as follows:

	2014	2013
Computed “expected” tax expense	$4,742	$2,480
Increase (reduction) in tax expense resulting from:
State tax expense, net of federal tax effect	593	305
Effect of statutory rate changes enacted in the current year	(223)	—
Non-deductible merger costs	150	—
Incentive stock options	104	19
Bank owned life insurance	(101)	(92)
Tax-exempt interest income, net of expense	(49)	(40)
Other	(82)	62

Income tax expense	$5,134	$2,734

Income tax expense (benefit) was as follows:

	2014	2013
Current expense
Federal	$4,444	$2,613
State	820	517
Deferred expense
Federal	(222)	(343)
State	92	(53)

Income tax expense	$5,134	$2,734

The sources of deferred income tax assets (liabilities) at December 31, 2013 and 2012 and the tax effect is as follows:

	2014	2013
Deferred tax assets:
Organizational and start-up costs	$155	$170
Allowance for loan losses	1,343	1,718
Unrealized loss on securities	—	2,812
Net operating loss carry forward	5,290	—
Purchase accounting fair value adjustments	2,980	—
Accrued other expenses	340	116
Nonaccrual loan interest	538	195
Capital loss carryforward	95	—
Loan fees	396	266
Other	389	412

	11,526	5,689
Valuation allowance	(95)	—

	11,431	5,689

	2014	2013
Deferred tax liabilities:
Mortgage servicing rights	(1,174)	(975)
Premises and equipment	(675)	(468)
Prepaid expenses	(177)	(71)
Unrealized gain on securities	(1,385)	—
Purchase accounting fair value adjustments	(1,190)	—
Mortgage banking derivatives	(1)	(123)
Other	(49)	(57)

	(4,651)	(1,694)

Net deferred tax asset (liability)	$6,780	$3,995

Net operating losses were acquired from the MidSouth Bank acquisition. At December 31, 2014, the net operating loss remaining from the acquisition totaled $15.1 million, which will expire at various dates from 2025 to 2031.

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2014 and 2013. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2011.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company enters into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences.

Loans to principal officers, directors, and their affiliates during 2014 were as follows:

Beginning balance	$6,752

New loans	2,279
Effect of changes in composition of related parties	—
Repayments	(4,495)

Ending balance	$4,536

Deposits from principal officers, directors, and their affiliates at year end 2014 and 2013 were $5,543 and $7,047.

The Company entered into a 15-year lease agreement for a branch and administrative facility in downtown Franklin, Tennessee on May 7, 2010. The Company also entered into a 15-year lease for its Berry Farms branch in Franklin, Tennessee, on June 12, 2013 with certain outside directors of the Company. The branch opened during 2013. During 2014, the Company entered into 15-year lease agreements for an addition to its branch and administrative facility in downtown Franklin and for its Cool Springs branch in Franklin, Tennessee. Rent expense attributable to the related party leases in 2013 and 2012, was $1,222 and $559, respectively. Rent commitments to related parties, before considering renewal options that generally are present, are disclosed in Note 6. Another of the Company’s outside directors was paid $3,152 and $1,088 for construction of leasehold improvements during 2014 and 2013. The Company also paid a company affiliated with an outside director $212 and $70 for the procurement of various insurance policies during the years ending December 31, 2014 and 2013.

NOTE 13 - SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 3,024 warrants exercised during the year ended December 31, 2013, for which the Company received cash proceeds of $36. The exercised warrants had an intrinsic value of $3 at the date of exercise. No warrants were exercised during 2014. At December 31, 2014, there were 31,877 outstanding warrants associated with the 2010 offering.

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

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At December 31, 2014, there were 615,086 authorized shares available for issuance.

Employee, organizer and director awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a vesting period of three to five years and have a ten-year contractual term. The Company assigns discretion to its Board of Directors to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

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

On the date of the merger, 322,300 MidSouth common stock options were converted into 137,280 options to purchase shares of FFN common stock with an exercise price of $8.57 per option pursuant to the terms of the merger agreement (see Note 2). Using the Black-Scholes option valuation model, the grant date fair value was estimated to be $6.31 per converted option based on the $14.50 fair value per share of FFN common stock at July 1, 2014. No post combination expense was required related to the converted options.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2014	2013
Risk-free interest rate	1.82%	1.65%
Expected term	5.9 years	7.5 years
Expected stock price volatility	10.87%	12.63%
Dividend yield	0.23%	0.99%

The weighted average fair value of options granted for the years ending December 31, 2014 and 2013 was $4.12 and $1.92, respectively.

A summary of the activity in the stock option plans for the year ended December 31, 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	946,644	$11.27	6.81	$1,635
Granted	181,680	13.55
Conversion of pre-existing MidSouth options	137,280	8.57
Exercised	(23,809)	9.92
Forfeited, expired, or cancelled	(31,135)	12.01

Outstanding at period end	1,210,660	$11.32	6.53	$7,244

Vested or expected to vest	1,150,127	$11.32	6.53	$6,882
Exercisable at period end	790,098	$10.62	5.60	$5,281

The Company received cash proceeds of $236 for the options exercised during 2014. The exercised options had an intrinsic value of $187 at the date of exercise.

As of December 31, 2014, there was $671 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan provides for the granting of restricted share awards and other performance related incentives. During 2014, the Company awarded 87,874 restricted common shares to employees of the Company. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the year ended December 31, 2014 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	28,685	$13.00
Granted	87,874	14.15
Vested	(9,166)	13.00
Forfeited	(4,683)	14.09

Non-vested at December 31, 2014	102,710	13.93

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2014, there was $1,635 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.78 years.

NOTE 14 - REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2014 and 2013 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Company Total Risk-Based Capital to risk weighted assets	$114,475	12.30%	$74,464	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$107,795	11.58%	$37,232	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$107,795	8.57%	$50,291	4.00%	N/A	N/A
Bank Total Risk-Based Capital to risk weighted assets	$113,830	12.23%	$74,447	8.00%	$93,059	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$107,150	11.51%	$37,223	4.00%	$55,835	6.00%
Bank Tier 1 (Core) Capital to average assets	$107,150	8.52%	$50,279	4.00%	$62,849	5.00%

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Company Total Risk-Based Capital to risk weighted assets	$74,430	14.81%	$40,209	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$69,530	13.83%	$20,105	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$69,530	9.78%	$28,449	4.00%	N/A	N/A
Bank Total Risk-Based Capital to risk weighted assets	$73,305	14.59%	$40,192	8.00%	$50,239	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$68,405	13.62%	$20,096	4.00%	$30,144	6.00%
Tier 1 (Core) Capital to average assets	$68,405	9.62%	$28,455	4.00%	$35,569	5.00%

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2015 the Bank could declare, without prior approval, dividends of approximately $13,836 plus any 2015 net profits retained to the date of declaration.

NOTE 15 - FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$30,173	$—
U.S. Treasury Bills	20,000	—	—
Mortgage-backed securities-residential	—	339,067	—
Mortgage-backed securities-commercial	—	6,465	—
State and political subdivisions	—	—	—

Total securities available for sale	$20,000	$375,705	$—

Loans held for sale	$—	$18,462	$—

Mortgage banking derivatives	$—	$285	$—

Financial Liabilities
Mortgage banking derivatives	$—	$132	$—

	Fair Value Measurements at December 31, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$14,724	$—
Mortgage-backed securities-residential	—	253,791	—

Total securities available for sale	$—	$268,515	$—

Mortgage banking derivatives	$—	$464	$—

As of December 31, 2014, the unpaid principal balance of loans held for sale was $17,898 resulting in an unrealized gain of $564 included in gains on sale of loans. For the year ended December 31, 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, increased $564. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2014. There were no loans held for sale carried at fair value as of December 31, 2013.

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

At December 31, 2014, there were no collateral dependent impaired loans carried of fair value. At December 31, 2013, impaired loans with specific allocations had a carrying amount of $2,601, with a valuation allowance of $548. For year ended December 31, 2013, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $715 and $181 as of December 31, 2014 and 2013, respectively. There were no properties at December 31, 2014 that had required write-downs to fair value resulting in no write downs for the year ended December 31, 2014. Foreclosed assets measured at fair value less costs to sell were written down to fair value resulting in a write-down of $190 for the year ended December 31, 3013.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Residential real estate	$1,133	Sales comparison	Adjustment for differences between comparable sales	3%-27%(16%)
Commercial real estate	$920	Sales comparison	Adjustment for differences between comparable sales	0%-16%(16%)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 and 2013 are as follows:

		Fair Value Measurements at
	Carrying Amount	December 31, 2014 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$49,347	$49,347	$—	$—	$49,347
Securities available for sale	395,705	20,000	375,705	—	395,705
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	53,332	—	53,741	—	53,741
Loans held for sale	18,462	—	18,462	—	18,462
Net loans	780,508	—	—	782,745	782,745
Restricted equity securities	5,349	n/a	n/a	n/a	n/a
Servicing rights, net	3,053	—	4,180	—	4,180
Accrued interest receivable	3,545	—	1,368	2,177	3,545
Financial liabilities
Deposits	$1,172,233	$848,158	$326,644	$—	$1,174,802
Federal funds purchased and repurchase agreements	39,078	—	39,078	—	39,078
Federal Home Loan Bank advances	19,000	—	19,146	—	19,146
Accrued interest payable	421	33	388	—	421

	Carrying Amount	Fair Value Measurements at December 31, 2013 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,217	$18,217	$—	$—	$18,217
Securities available for sale	268,515	—	268,515	—	268,515
Securities held to maturity	56,575	—	54,004	—	54,004
Loans held for sale	10,694	—	10,694	—	10,694
Net loans	416,404	—	—	415,515	415,515
Restricted equity securities	3,032	n/a	n/a	n/a	n/a
Mortgage servicing rights	2,640	—	3,714	—	3,714
Accrued interest receivable	2,396	—	1,145	1,251	2,396
Financial liabilities
Deposits	$681,300	$480,000	$202,300	$—	$682,300
Federal funds purchased and repurchase agreements	24,291	—	24,291	—	24,291
Federal Home Loan Bank advances	23,000	—	23,023	—	23,023
Accrued interest payable	222	17	205	—	222

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

NOTE 16 - MORTGAGE BANKING DERIVATIVES

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At year-end 2014, the Company had approximately $28,182 of interest rate lock commitments and approximately $36,849 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $285 and $132, respectively, at December 31, 2014. At December 31, 2013, the Company had approximately $26,000 of interest rate lock commitments and approximately $27,000 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $464 at December 31, 2013. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	2014	2013
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(411)	$321
Interest rate contracts for customers	100	(427)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of December 31:

	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$28,182	$285	$25,789	$185

Forward contracts related to mortgage loans held for sale	$36,849	$(132)	$27,288	$279

NOTE 17 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$27,907	$275	$25,189	$600
Unused lines of credit	91,301	137,237	53,052	76,166
Standby letters of credit	1,679	10,410	688	4,961

Commitments to make loans are generally made for periods of 365 days or less. The fixed rate loan commitments have interest rates ranging from 2.875% to 5.50% and maturities ranging from 15 years to 30 years.

NOTE 18 - PREFERRED STOCK

On September 27, 2011, as part of the Small Business Lending Fund (“SBLF”), the Company entered into a Small Business Lending Fund Securities Purchase Agreement (“SBLF Purchase Agreement”) with the United States Department of the Treasury (“Treasury”). Under the SBLF Purchase Agreement, the Company issued

10,000 shares of preferred stock series A to the Treasury. The preferred stock series A shares qualify as Tier 1 capital and will pay quarterly dividends. The initial dividend is 3.96%. As of December 31, 2014, the dividend rate was 1%. The dividend rate can fluctuate between 1% and 5% during the next four quarters based on the growth in qualified small business loans. As of December 31, 2014 and 2013, the Company had dividends in arrears of $25 and $25, respectively.

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Franklin Financial Network, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$496	$718
Investment in banking subsidiaries	121,154	63,881
Investment in and advances to other subsidiaries	—	275
Other assets	300	348

Total assets	$121,950	$65,222

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$151	$59
Shareholders’ equity	121,799	65,163

Total liabilities and shareholders’ equity	$121,950	$65,222

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013
Dividends from subsidiaries	$575	$25
Other income	235	170
Other expense	1,499	725

Loss before income tax and undistributed subsidiary income	(689)	(530)

Income tax expense (benefit)	(324)	(175)
Equity in undistributed subsidiary income	8,779	4,916

Net income	$8,414	$4,561

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$8,414	$4,561
Adjustments:
Equity in undistributed subsidiary income	(8,779)	(4,916)
Excess tax benefit related to the exchange of stock options	(29)	(11)
Stock-based compensation	39	81
Compensation expense related to common stock issued to 401(k) plan	15	10
Loss on disposal of subsidiary	32	—
Change in other assets	77	(74)
Change in other liabilities	92	(53)

Net cash from operating activities	(139)	(402)

Cash flows from investing activities
Investments in subsidiaries	(12,396)	(13,773)
Net cash acquired from acquisition	12,197	—
Net cash from the disposal of subsidiary	205	—

Net cash from investing activities	6	(13,773)

Cash flows from financing activities
Proceeds from exercise of common stock warrants	—	36
Proceeds from exercise of common stock options	265	58
Cash paid for stock option exchange, including tax benefit	—	11
Proceeds from issuance of common stock, net	(514)	14,191
Proceeds from subsidiaries related to issuance of common stock related to 401(k) plan	260	—
Dividends paid on preferred stock	(100)	(109)

Net cash from financing activities	(89)	14,187

Net change in cash and cash equivalents	(222)	12

Beginning cash and cash equivalents	718	706

Ending cash and cash equivalents	$496	$718

Non-cash supplemental information:
Transfers from subsidiary stock based compensation expense to parent company only additional paid-in capital	$572	$430
Fair value of stock and stock options issued related to MidSouth Bank acquisition (See Note 2)	40,976	—

NOTE 20 - EARNINGS PER SHARE

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

	Year Ended December 31,
	2014	2013
Basic
Net income available to common shareholders	$8,314	$4,452
Less: earnings allocated to participating securities	(94)	(20)

Net income allocated to common shareholders	$8,220	$4,432

Weighted average common shares outstanding including participating securities	6,320,316	3,933,731
Less: Participating securities	(71,586)	(17,563)

Average shares	6,248,730	3,916,168

Basic earnings per common share	$1.32	$1.13

Diluted
Net income allocated to common shareholders	$8,220	$4,432
Weighted average common shares outstanding for basic earnings per common share	6,248,730	3,916,168
Add: Dilutive effects of assumed exercises of stock options	230,290	102,027
Add: Dilutive effects of assumed exercises of stock warrants	6,810	2,481

Average shares and dilutive potential common shares	6,485,830	4,020,676

Dilutive earnings per common share	$1.27	$1.10

Stock options for 2,000 and 124,869 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2014 and 2013, because they were antidilutive.

NOTE 21 - CAPITAL OFFERING

The Company initiated a Private Placement stock offering in September 2013. The offering was priced at $13.00 per share and was completed during November 2013. Common shares issued as part of the offering totaled 1,153,847. Net proceeds were as follows:

Gross proceeds	$15,000
Stock offering costs	(809)

Proceeds from issuance of common stock, net	$14,191

The proceeds of the offering were used primarily to provide the capital to Franklin Synergy Bank to support continued growth.

NOTE 22 - SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company has declared cash dividends on preferred shares totaling $25.

On January 15, 2015, the Company filed a Form S-1 Registration Statement with the SEC for an initial public offering of the Company’s common stock with a proposed minimum offering price of $50 million.

As discussed in “NOTE 6 – PREMISES AND EQUIPMENT AND RELATED PARTY LEASES,” the Company entered into agreements to sell three buildings acquired on July 1, 2014 as part of the MidSouth acquisition. The sales of these buildings settled on February 19, 2015, and the sale resulted in a gain of $15.

On February 26, 2015, the Company’s annual shareholders’ meeting was held , and shareholders approved amending: (1) the Company’s Charter, to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million; and (2) the Company’s 2007 Omnibus Equity Incentive Plan, to increase the number of shares of the Company’s Common Stock available for issuance under the plan from 2 million to 4 million.