Form 10-Q
period 2015-03-31
Franklin Financial Network Inc.
filed 2015-05-14
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36895

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2015, was 10,499,562.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on March 27, 2015 (the “Prospectus”) and those described in Item 1A of Part II of this Quarterly Report on Form 10-Q.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(Dollar amounts in thousands, except share and per share data)

PART I FINANCIAL INFORMATION

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from financial institutions	$48,580	$49,347
Certificates of deposit at other financial institutions	250	250
Securities available for sale	456,520	395,705
Securities held to maturity (fair value 2015—$51,461 and 2014—$53,741)	50,650	53,332
Loans held for sale, at fair value	22,462	18,462
Loans	874,539	787,188
Allowance for loan losses	(7,308)	(6,680)

Net loans	867,231	780,508

Restricted equity securities, at cost	5,731	5,349
Premises and equipment, net	9,731	9,664
Accrued interest receivable	3,984	3,545
Bank owned life insurance	21,776	11,664
Deferred tax asset	5,675	6,780
Buildings held for sale	—	4,080
Foreclosed assets	453	715
Servicing rights, net	3,113	3,053
Goodwill	9,124	9,124
Core deposit intangible, net	2,526	2,698
Other assets	1,624	1,551

Total assets	$1,509,430	$1,355,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$156,062	$150,337
Interest bearing	1,115,540	1,021,896

Total deposits	1,271,602	1,172,233
Federal funds purchased and repurchase agreements	35,718	39,078
Federal Home Loan Bank advances	19,000	19,000
Accrued interest payable	552	421
Other liabilities	4,017	3,296

Total liabilities	1,330,889	1,234,028
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	10,000	10,000
Common stock, no par value; 20,000,000 shares authorized; 10,465,930 and 7,756,411 shares issued and outstanding at March 31, 2015 and December 31 2014, respectively	146,330	94,251
Retained earnings	18,479	15,372
Accumulated other comprehensive income	3,732	2,176

Total shareholders’ equity	178,541	121,799

Total liabilities and shareholders’ equity	$1,509,430	$1,355,827

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income and dividends
Loans, including fees	$11,154	$5,918
Securities:
Taxable	2,665	2,303
Tax-Exempt	20	20
Dividends on restricted equity securities	67	40
Federal funds sold and other	20	18

Total interest income	13,926	8,299

Interest expense
Deposits	1,633	1,148
Federal funds purchased and repurchase agreements	71	27
Federal Home Loan Bank advances	65	29

Total interest expense	1,769	1,204

Net interest income	12,157	7,095
Provision for loan losses	625	385

Net interest income after provision for loan losses	11,532	6,710

Noninterest income
Service charges on deposit accounts	16	12
Other service charges and fees	618	236
Net gains on sale of loans	1,647	784
Investment services	286	43
Loan servicing fees, net	43	12
Gain on sale or call of securities	415	8
Net gain on sale of foreclosed assets	6	33
Other	184	293

Total noninterest income	3,215	1,421

Noninterest expense
Salaries and employee benefits	5,681	3,545
Occupancy and equipment	1,579	786
FDIC assessment expense	214	119
Marketing	220	111
Professional fees	359	354
Amortization of core deposit intangible	172	—
Other	1,396	577

Total noninterest expense	9,621	5,492

Income before income tax expense	5,126	2,639
Income tax expense	1,994	1,110

Net income	3,132	1,529
Dividends paid on Series A preferred stock	(25)	(25)

Net income available to common shareholders	$3,107	$1,504

Earnings per share:
Basic	$0.39	$0.31
Diluted	0.37	0.30

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$3,132	$1,529
Other comprehensive income, net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain arising during the period	3,036	3,176
Reclassification adjustment for gains included in net income	(415)	(8)

Net unrealized gains	2,621	3,168
Tax effect	(1,065)	(1,213)

Total other comprehensive income	1,556	1,955

Comprehensive income	$4,688	$3,484

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$10,000	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options, 119 shares	—	1	—	—	1
Dividends paid on Series A preferred stock	—	—	(25)	—	(25)
Stock based compensation expense	—	204	—	—	204
Net income	—	—	1,529	—	1,529
Other comprehensive loss	—	—	—	1,955	1,955

Balance at March 31, 2014	$10,000	$52,843	$8,562	$(2,578)	$68,827

Balance at December 31, 2014	$10,000	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options, 70,521 shares	—	780	—	—	780
Exercise of common stock warrants, 200 shares	—	2	—	—	2
Dividends paid on Series A preferred stock	—	—	(25)	—	(25)
Stock based compensation expense, net of 1,202 restricted share forfeitures	—	146	—	—	146
Stock (2,640,000 shares) issued related to initial public offering, net of stock issuance costs of $4,436	—	51,004	—	—	51,004
Excess tax benefit from exercise of stock options	—	147	—	—	147
Net income	—	—	3,132	—	3,132
Other comprehensive income	—	—	—	1,556	1,556

Balance at March 31, 2015	$10,000	$146,330	$18,479	$3,732	$178,541

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$3,132	$1,529
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	319	159
Accretion of purchase accounting adjustments	(625)	—
Net amortization of securities	746	556
Amortization of loan servicing right asset	223	215
Amortization of core deposit intangible	172	—
Provision for loan losses	625	385
Excess tax benefit related to the exercise of stock options	(147)	—
Origination of loans held for sale	(74,849)	(47,114)
Proceeds from sale of loans held for sale	72,213	47,216
Net gain on sale of loans	(1,647)	(784)
Gain on sale of available for sale securities	(376)	(8)
Gain on call of held to maturity securities	(39)	—
Income from bank owned life insurance	(112)	(60)
(Gain) loss on sale and write down of foreclosed assets	(3)	(33)
Stock-based compensation	146	204
Deferred gain on sale of loans	(9)	(12)
Deferred gain on sale of foreclosed assets	(3)	—
Net change in:
Accrued interest receivable and other assets	(472)	(331)
Accrued interest payable and other liabilities	1,011	(216)

Net cash from operating activities	305	1,706
Cash flows from investing activities
Available for sale securities:
Sales	9,289	5,451
Purchases	(161,475)	(34,208)
Maturities, prepayments and calls	93,686	8,459
Held to maturity securities:
Purchases	—	(8,601)
Maturities, prepayments and calls	2,657	4,759
Net change in loans	(86,758)	(30,582)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sale of buildings held for sale	4,080	—
Purchase of restricted equity securities	(382)	—
Proceeds from sale of foreclosed assets	265	214
Purchases of premises and equipment, net	(386)	(1,396)

Net cash from investing activities	(149,024)	(55,904)
Cash flows from financing activities
Increase in deposits	99,404	58,334
Decrease in federal funds purchased and repurchase agreements	(3,360)	(1,459)
Proceeds from Federal Home Loan Bank advances	—	10,000
Proceeds from exercise of common stock warrants	2	—
Proceeds from exercise of common stock options, including excess tax benefit	927	1
Proceeds from issuance of common stock, net of offering costs	51,004	—
Dividends paid on preferred stock	(25)	(25)

Net cash from financing activities	147,952	66,851

Net change in cash and cash equivalents	(767)	12,653
Cash and cash equivalents at beginning of period	49,347	18,217

Cash and cash equivalents at end of period	$48,580	$30,870

Supplemental information:
Interest paid	$1,638	$1,143
Income taxes paid	1,500	1,230

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Network, Inc. (“FFN”), and its wholly owned subsidiaries, Franklin Synergy Bank and Banc Compliance Group, Inc. (collectively, the “Company”), have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2015.

NOTE 2—ACQUISITIONS

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

The Company acquired 100% of the outstanding preferred and common stock of MidSouth. The purchase price consisted of both cash and share of the Company’s common stock. MidSouth’s common shareholders received 0.425926 shares of FFN common stock for each share of MidSouth common stock. MidSouth’s preferred shareholders received 0.851852 shares of FFN common stock for each share of MidSouth preferred stock. Each MidSouth Series 2009A warrant holder received 0.18 shares of FFN common stock for each MidSouth Series 2009A warrant, and each Series 2011-A warrant holder received 0.146667 shares of FFN common stock for each MidSouth Series 2011-A warrant. In lieu of issuing fractional shares of FFN common stock, FFN paid former MidSouth shareholders an amount in cash determined by multiplying (i) $13.50 by (ii) the fraction of a share (rounded to the nearest ten thousandth when expressed in decimal form) of FFN common stock.

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

At March 31, 2015, there were no circumstances or significant changes that have occurred since July 1, 2014 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill.

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

Pro-forma information

Pro-forma data for the three-month period ending March 31, 2014 listed in the table below presents pro-forma information as if the MidSouth acquisition occurred at the beginning of 2014. Because the MidSouth transaction closed on July 1, 2014, and its actual results are included in the Company’s actual operating results for the three-month period ending March 31, 2015, there is no pro-forma information for the three months ending March 31, 2015.

Three months ended March 31,
2014
Net interest income	$10,405
Net income available to common shareholders	1,814

Earnings per share—basic	$0.24
Earnings per share—diluted	$0.23

Supplemental pro forma earnings for the three months ended March 31, 2014 were adjusted to exclude $517 of acquisition-related costs incurred during the first quarter of 2014. Supplemental pro forma earnings for the three months ended March 31, 2014 were adjusted to include discount accretion and premium amortization related to the fair value adjustments to acquisition date assets and liabilities, as appropriate.

During the three months ending March 31, 2014, the acquisition of MidSouth increased pro-forma net interest income by approximately $3,310 and net income available to common shareholders by approximately $310.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. government sponsored entities and agencies	$46,333	$233	$(134)	$46,432
Mortgage-backed securities: residential	399,896	6,693	(719)	405,870
Mortgage-backed securities: commercial	4,144	74	—	4,218

Total	$450,373	$7,000	$(853)	$456,520

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$30,070	$417	$(314)	$30,173
U.S. Treasury securities	20,000	—	—	20,000
Mortgage-backed securities: residential	335,677	4,593	(1,203)	339,067
Mortgage-backed securities: commercial	6,432	33	—	6,465

Total	$392,179	$5,043	$(1,517)	$395,705

The amortized cost and fair value of the held to maturity securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2015
U.S. government sponsored entities and agencies	$4,763	$128	$(45)	$4,846
Mortgage backed securities: residential	36,970	762	(417)	37,315
State and political subdivisions	8,917	389	(6)	9,300

Total	$50,650	$1,279	$(468)	$51,461

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$5,550	$162	$(87)	$5,625
Mortgage backed securities: residential	38,587	555	(562)	38,580
State and political subdivisions	9,195	351	(10)	9,536

Total	$53,332	$1,068	$(659)	$53,741

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds	$11,289	$5,451
Gross gains	390	24
Gross losses	(14)	(16)

Calls of held to maturity securities were as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds	$800	$—
Gross gains	39	—
Gross losses	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2015
	Amortized Cost	Fair Value
Available for sale
Three months or less	$30,000	$30,000
Over three months through one year	—	—
Over one year through five years	—	—
Over five years through ten years	7,788	8,021
Over ten years	8,545	8,411
Mortgage-backed securities: residential	399,896	405,870
Mortgage-backed securities: commercial	4,144	4,218

Total	$450,373	$456,520

Held to maturity
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	1,385	1,448
Over five years through ten years	1,106	1,141
Over ten years	11,189	11,557
Mortgage-backed securities: residential	36,970	37,315

Total	$50,650	$51,461

Securities pledged at March 31, 2015 and December 31, 2014 had a carrying amount of $488,573 and $366,764 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Available for sale
U.S. government sponsored entities and agencies	$18,966	$(34)	$4,445	$(100)	$23,411	$(134)
Mortgage-backed securities: residential	36,496	(287)	32,813	(432)	69,309	(719)

Total available for sale	$55,462	$(321)	$37,258	$(532)	$92,720	$(853)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,978	$(21)	$976	$(24)	$2,954	$(45)
Mortgage-backed securities: residential	2,452	(27)	9,701	(390)	12,153	(417)
State and political subdivisions	1,101	(6)	—	—	1,101	(6)

Total held to maturity	$5,531	$(54)	$10,677	$(414)	$16,208	$(468)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available for sale
U.S. government sponsored entities and agencies	$9,999	$(1)	$8,232	$(313)	$18,231	$(314)
Mortgage-backed securities: residential	59,078	(323)	41,939	(880)	101,017	(1,203)

Total available for sale	$69,077	$(324)	$50,171	$(1,193)	$119,248	$(1,517)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,913	$(87)	$2,913	$(87)
Mortgage-backed securities: residential	5,246	(25)	13,001	(537)	18,247	(562)
State and political subdivisions	507	(1)	592	(9)	1,099	(10)

Total held to maturity	$5,753	$(26)	$16,506	$(633)	$22,259	$(659)

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

NOTE 4—LOANS

Loans at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Loans that are not PCI loans
Construction and land development	$282,520	$239,225
Commercial real estate:
Nonfarm, nonresidential	254,946	240,975
Other	4,259	5,377
Residential real estate:
Closed-end 1-4 family	133,040	130,631
Other	90,438	83,129
Commercial and industrial	98,986	76,570
Consumer and other	7,441	8,025

Loans before net deferred loan fees	871,630	783,932
Deferred loan fees, net	(1,397)	(1,059)

Total loans that are not PCI loans	870,233	782,873

PCI loans
Construction and land development	$76	$77
Commercial real estate:
Nonfarm, nonresidential	1,750	1,798
Other	—	—
Residential real estate:
Closed-end 1-4 family	697	706
Other	107	108
Commercial and industrial	1,676	1,624
Consumer and other	—	2

Total PCI loans	4,306	4,315

Allowance for loan losses	(7,308)	(6,680)

Total loans, net of allowance for loan losses	$867,231	$780,508

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2015 and 2014:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ending March 31, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	(141)	630	(67)	200	3	625
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	3	—	—	3

Total ending allowance balance	$2,549	$2,124	$1,727	$850	$58	$7,308

Three Months Ending March 31, 2014
Allowance for loan losses:
Beginning balance	$1,497	$1,566	$1,402	$337	$98	$4,900
Provision for loan losses	49	129	115	127	(35)	385
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	19	—	—	19

Total ending allowance balance	$1,546	$1,695	$1,536	$464	$63	$5,304

There was no allowance for loan losses for PCI loans for the three months ended March 31, 2015 or for the three months ended March 31, 2014.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$18	$—	$18
Collectively evaluated for impairment	2,549	2,124	1,727	832	58	7,290
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,549	$2,124	$1,727	$850	$58	$7,308

Loans:
Individually evaluated for impairment	$—	$835	$456	$111	$—	$1,402
Collectively evaluated for impairment	282,520	258,370	223,022	98,875	7,441	870,228
Purchased credit-impaired loans	76	1,750	804	1,676	—	4,306

Total ending loans balance	$282,596	$260,955	$224,282	$100,662	$7,441	$875,936

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$18	$—	$18
Collectively evaluated for impairment	2,690	1,494	1,791	632	55	6,662
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

Loans:
Individually evaluated for impairment	$—	$835	$93	$18	$—	$946
Collectively evaluated for impairment	239,225	245,517	213,667	76,552	8,025	782,986
Purchased credit-impaired loans	77	1,798	814	1,624	2	4,315

Total ending loans balance	$239,302	$248,150	$214,574	$78,194	$8,027	$788,247

Loans collectively evaluated for impairment reported at March 31, 2015 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. At March 31, 2015, acquired non-PCI loans were recorded at an estimated fair value of $134,174. Management evaluated these loans for credit deterioration since acquisition and determined that no allowance for loan losses was necessary at March 31, 2015.

The following table presents information related to impaired loans by class of loans as of March 31, 2015 and December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2015
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
Residential real estate:
Closed-end 1-4 family	456	456	—
Commercial and industrial	93	93	—

Subtotal	2,971	1,384	—
With an allowance recorded:
Commercial and industrial	18	18	18

Subtotal	18	18	18

Total	$2,989	$1,402	$18

December 31, 2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
Residential real estate:
Closed-end 1-4 family	93	93	—

Subtotal	2,515	928	—

With an allowance recorded:
Commercial and industrial	18	18	18

Subtotal	18	18	18

Total	$2,533	$946	$18

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Average Recorded Investment	2015	2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$835	$1,205
Residential real estate:
Closed-end 1-4 family	457	—
Commercial and industrial	83	—

Subtotal	1,375	1,205

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$—	$1,375
Residential real estate:
1-4 family	—	1,226
Commercial and industrial	19	66

Subtotal	19	2,667

Total	$1,394	$3,872

The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2015 and 2014.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

	Nonaccrual	Loans Past Due Over 90 Days
March 31, 2015
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end1-4 family	—	334
Commercial and industrial	18	—

Total	$853	$334

December 31, 2014
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end 1-4 family	—	316

Total	$835	$316

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
March 31, 2015
Construction and land development	$682	$—	$—	$682	$281,838	$76	$282,596
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	254,111	1,750	256,696
Other	—	—	—	—	4,259	—	4,259
Residential real estate:
Closed-end 1-4 family	475	—	334	809	132,231	697	133,737
Other	1,292	—	—	1,292	89,146	107	90,545
Commercial and industrial	—	—	—	—	98,986	1,676	100,662
Consumer and other	12	14	—	26	7,415	—	7,441

	$2,461	$14	$1,169	$3,644	$867,986	$4,306	$875,936

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2014
Construction and land development	$354	$—	$—	$354	$238,871	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	240,140	1,798	242,773
Other	—	—	—	—	5,377	—	5,377
Residential real estate:
Closed-end 1-4 family	299	165	316	780	129,851	706	131,337
Other	52	—	—	52	83,077	108	83,237
Commercial and industrial	—	212	—	212	76,358	1,624	78,194
Consumer and other	—	—	—	—	8,025	2	8,027

	$705	$377	$1,151	$2,233	$781,699	$4,315	$788,247

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Total
March 31, 2015
Construction and land development	$282,519	$—	$77	$282,596
Commercial real estate:
Nonfarm, nonresidential	253,007	—	3,689	256,696
Other	4,259	—	—	4,259
Residential real estate:
Closed-end 1-4 family	131,803	—	1,934	133,737
Other	90,438	—	107	90,545
Commercial and industrial	98,874	—	1,788	100,662
Consumer and other	7,441	—	—	7,441

	$868,341	$—	$7,595	$875,936

	Pass	Special Mention	Substandard	Total
December 31, 2014
Construction and land development	$239,225	$—	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	239,584	—	3,189	242,773
Other	5,377	—	—	5,377
Residential real estate:
1-4 family	128,869	—	2,468	131,337
Other	83,129	—	108	83,237
Commercial and industrial	76,552	—	1,642	78,194
Consumer and other	8,025	—	2	8,027

	$780,761	$—	$7,486	$788,247

Purchased Credit-impaired (“PCI”) loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2015 and December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Mar 31, 2015	Dec 31, 2014
Contractually required principal and interest	$6,135	$6,532
Non-accretable difference	(989)	(1,270)

Cash flows expected to be collected	5,146	5,262
Accretable yield	(840)	(947)

Carrying value of acquired loans	4,306	4,315
Allowance for loan losses	—	—

Carrying value less allowance for loan losses	$4,306	$4,315

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in a decrease in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month period ending March 31, 2015.

Activity during the three month period ending March 31, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Mar 31, 2015
Contractually required principal and interest	$6,532	$—	$—	$(397)	$6,135
Non-accretable difference	(1,270)	—	—	281	(989)

Cash flows expected to be collected	5,262	—	—	(116)	5,146
Accretable yield	(947)	—	57	50	(840)

Carry value of acquired loans	$4,315	$—	$57	$(66)	$4,306

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 5—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$425,714	$414,222
Other	3,753	3,986

The components of net loan servicing fees for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Loan servicing fees, net:
Loan servicing fees	$266	$227
Amortization of loan servicing fees	(223)	(215)
Change in impairment	—	—

Total	$43	$12

The fair value of servicing rights was estimated by management to be approximately $3,999 at March 31, 2015. Fair value for March 31, 2015 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 11.7%. At December 31, 2014, the fair value of servicing rights was estimated by management to be approximately $4,180. Fair value for December 31, 2014 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.8%.

The weighted average amortization period is 5.86 years. Estimated amortization expense for each of the next three years is:

2015	$610
2016	516
2017	516

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 200 warrants exercised during the three months ended March 31, 2015, for which the Company received cash proceeds of $2. The exercised warrants had an intrinsic value of $2 at the date of exercise. No warrants were exercised during the three months ended March 31, 2014. At March 31, 2015, there were 31,677 outstanding warrants associated with the 2010 offering.

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

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At March 31, 2015, there were 2,617,288 authorized shares available for issuance.

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

During 2014, the Company granted 181,680 options, exercised 23,809 options, and had 31,135 options that were either forfeited, cancelled or expired. In addition, on July 1, 2014, 322,300 MidSouth common stock options were converted into 137,280 options to purchase shares of FFN common stock with an exercise price of $8.57 per option pursuant to the terms of the merger agreement (see Note 2). Using the Black-Scholes option valuation model, the grant date fair value was estimated to be $6.31 per converted option based on the $14.50 fair value per share of FFN common stock at July 1, 2014. No post compensation expense was required related to the converted options.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.93%	2.48%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.00%	11.04%
Dividend yield	0.22%	0.43%

The weighted average fair value of options granted for the three months ended March 31, 2015 and 2014 were $6.76 and $2.58, respectively.

A summary of the activity in the stock option plans for the three months ended March 31, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,210,660	$11.32	6.53	$7,244
Granted	1,000	21.75
Exercised	(74,634)	11.55
Forfeited, expired, or cancelled	(2,000)	18.45

Outstanding at period end	1,135,026	$11.30	6.23	$11,013

Vested or expected to vest	1,176,064	$11.30	6.23	$10,462
Exercisable at period end	807,599	$10.52	5.19	$7,513

The Company received cash proceeds of $780 for the options exercised during the three months ended March 31, 2015. The exercised options had an aggregate intrinsic value of $609 at the date of exercise.

As of March 31, 2015, there was $611 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of activity for non-vested restricted share awards for the three months ended March 31, 2015 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	102,710	$13.93
Granted	—	—
Vested	—	—
Forfeited	(1,202)	16.14

Non-vested at March 31, 2015	101,508	$13.91

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2015, there was $1,130 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3 years.

NOTE 7—REGULATORY CAPITAL MATTERS

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” (“Basel III”) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective to the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes capital for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

In addition to the new minimum capital level requirements, the rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has opted out of this requirement.

Management believes, as of March 31, 2015, that the Company and Bank met all capital adequacy requirements to which they are subject. The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Excess Amount
	Amount	Ratio	Amount	Ratio
March 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$149,119	14.01%	$47,899	4.50%	$101,220
Company total capital to risk-weighted assets	$166,427	15.64%	$85,154	8.00%	$81,273
Company Tier 1 capital to risk-weighted assets	$159,119	14.95%	$63,866	6.00%	$95,253
Company Tier 1 capital to average assets	$159,119	11.41%	$55,769	4.00%	$103,350
Bank common equity Tier 1 capital to risk-weighted assets	$136,865	12.86%	$47,894	4.50%	$88,971
Bank total capital to risk-weighted assets	$153,173	14.39%	$85,145	8.00%	$68,028
Bank Tier 1 capital to risk-weighted assets	$145,865	13.71%	$63,859	6.00%	$82,006
Bank Tier 1 capital to average assets	$145,865	10.48%	$55,697	4.00%	$90,168
December 31, 2014
Company total capital to risk-weighted assets	$114,475	12.30%	$74,464	8.00%	$40,011
Company Tier 1 capital to risk-weighted assets	$107,795	11.58%	$37,232	4.00%	$70,563
Company Tier 1 capital to average assets	$107,795	8.57%	$50,291	4.00%	$57,504
Bank total capital to risk-weighted assets	$113,830	12.23%	$74,447	8.00%	$39,383
Bank Tier 1 capital to risk-weighted assets	$107,150	11.51%	$37,223	4.00%	$69,927
Tier 1 capital to average assets	$107,150	8.52%	$50,279	4.00%	$56,871

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$46,432	$—
Mortgage-backed securities-residential	—	405,870	—
Mortgage-backed securities-commercial	—	4,218	—

Total securities available for sale	$—	$456,520	$—

Loans held for sale	$—	$22,462	$—

Mortgage banking derivatives	$—	$552	$—

Financial Liabilities
Mortgage banking derivatives	$—	$224	$—

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$30,173	$—
U.S. Treasury Bills	20,000	—	—
Mortgage-backed securities-residential	—	339,067	—
Mortgage-backed securities-commercial	—	6,465	—
State and political subdivisions	—	—	—

Total securities available for sale	$20,000	$375,705	$—

Loans held for sale	$—	$18,462	$—

Mortgage banking derivatives	$—	$285	$—

Financial Liabilities
Mortgage banking derivatives	$—	$132	$—

As of March 31, 2015, the unpaid principal balance of loans held for sale was $21,875 resulting in an unrealized gain of $587 included in gains on sale of loans. For the three months ended March 31, 2015 and 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $23 and $209, respectively. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2015.

There were no transfers between level 1 and 2 during 2015 and 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans carried at fair value as of March 31, 2015 or December 31, 2014. For the three months ended March 31, 2015 and 2014, $0 and $66 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $453 and $715 as of March 31, 2015 and December 31, 2014, respectively. There were no properties at March 31, 2015 or 2014 that had required write-downs to fair value resulting in no write downs for the three months ending March 31, 2015 and 2014, respectively.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2015 Using:
	Carrying Amount
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$48,580	$48,580	$—	$—	$48,580
Securities available for sale	456,520	—	456,520	—	456,520
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	50,650	—	51,461	—	51,461
Loans held for sale	22,462	—	22,462	—	22,462
Net loans	867,231	—	—	868,887	868,887
Restricted equity securities	5,731	n/a	n/a	n/a	n/a
Servicing rights, net	3,113	—	3,999	—	3,999
Accrued interest receivable	3,984	10	1,502	2,472	3,984
Financial liabilities
Deposits	$1,271,602	$902,227	$372,375	$—	$1,274,602
Federal funds purchased and repurchase agreements	35,718	—	35,718	—	35,718
Federal Home Loan Bank advances	19,000	—	19,166	—	19,166
Accrued interest payable	552	36	516	—	552

	Carrying Amount	Fair Value Measurements at December 31, 2014 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$49,347	$49,347	$—	$—	$49,347
Securities available for sale	395,705	20,000	375,705	—	395,705
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	53,332	—	53,741	—	53,741
Loans held for sale	18,462	—	18,462	—	18,462
Net loans	780,508	—	—	782,745	782,745
Restricted equity securities	5,349	n/a	n/a	n/a	n/a
Servicing rights, net	3,053	—	4,180	—	4,180
Accrued interest receivable	3,545	—	1,368	2,177	3,545
Financial liabilities
Deposits	$1,172,233	$848,158	$326,644	$—	$1,174,802
Federal funds purchased and repurchase agreements	39,078	—	39,078	—	39,078
Federal Home Loan Bank advances	19,000	—	19,146	—	19,146
Accrued interest payable	421	33	388	—	421

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

	Three Months Ended March 31,
	2015	2014
Basic
Net income available to common shareholders	$3,107	$1,504
Less: earnings allocated to participating securities	(40)	(9)

Net income allocated to common shareholders	$3,067	$1,495

Weighted average common shares outstanding including participating securities	7,970,250	4,862,674
Less: Participating securities	(102,187)	(28,476)

Average shares	7,868,063	4,834,198

Basic earnings per common share	$0.39	$0.31

	Three Months Ended March 31,
	2015	2014
Diluted
Net income allocated to common shareholders	$3,067	$1,495
Weighted average common shares outstanding for basic earnings per common share	7,868,063	4,834,198
Add: Dilutive effects of assumed exercises of stock options	432,808	123,161
Add: Dilutive effects of assumed exercises of stock warrants	12,951	3,542

Average shares and dilutive potential common shares	8,313,822	4,960,901

Dilutive earnings per common share	$0.37	$0.30

Stock options for 3,000 and 125,619 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2015 and 2014 because they were antidilutive.

NOTE 10—CAPITAL OFFERING

The Company initiated an initial public stock offering on March 26, 2015. The Company issued 2,640,000 shares of common stock at a price of $21.00 per share and began trading on the New York Stock Exchange on March 26, 2015, under the ticker symbol “FSB”. The initial public offering was completed during March 2015. Net proceeds were as follows:

Gross proceeds	$55,440
Less: stock offering costs	(4,436)

Net proceeds from issuance of common stock	$51,004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the financial statements and accompanying notes included in the Company’s Prospectus filed with the SEC on March 27, 2015, which includes additional information about critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations. All amounts are in thousands, except per share data or unless otherwise indicated.

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

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank and Banc Compliance Group, Inc., together referred to as “the Company.” The Company sold Banc Compliance Group, Inc. in December 2014; therefore, only the consolidated statement of income for the three months ending March 31, 2014 contains income and expenses that include Banc Compliance Group, Inc. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognized collateral asset. An in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both: (1) the amount of foreclosed residential real estate property held by the creditor; and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s results of operation or financial position.

In May 2014, the FASB issued an update (ASU No. 2014-09, “Revenue from Contracts with Customers”) creating FASB Topic 606, “Revenue from Contracts with Customers”. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update will become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. There is a proposal to defer adoption by one year. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In August 2014, the FASB issued guidance that requires an entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on that guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable is to be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The adoption of this guidance on January 1, 2015 did not materially impact the Company’s financial condition, results of operations, or liquidity.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

Overview

The Company reported net income of $3,132 and $1,529 for the three months ended March 31, 2015 and 2014, respectively. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three months ended March 31, 2015 and 2014 was $3,107 and $1,504, respectively. The primary reasons for the increase in net earnings available to common shareholders for the three months ended March 31, 2015 was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios over the same period in 2014 and the acquisition of MidSouth Bank (“MidSouth”) which, after considering the effect of purchase accounting entries, added $191,416 in loans, including loans held for sale, and $57,431 in securities available for sale when the transaction was completed on July 1, 2014.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three months ended March 31, 2015 and 2014, totaled $12,157 and $7,095, respectively, an increase of $5,062, or 71.3%, between the respective periods. For the three months ended March 31, 2015 and 2014, interest income was $13,926 and $8,299, respectively, an increase of 67.8%, due to growth in both the loan and investment securities portfolios and due to the acquisition of MidSouth. For the three months ended March 31, 2015 and 2014, interest expense was $1,769 and $1,204, respectively, an increase of 46.9%, which is a result of increases in both interest-bearing deposits and borrowings and is due to the acquisition of MidSouth.

Interest-earning assets averaged $1,351,351 and $809,554 during the three months ended March 31, 2015 and 2014, respectively, an increase of $541,797, or 66.9%. This increase was due to the acquisition of MidSouth and due to organic growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 89.7%, and investment securities increased 38.0%, when comparing the three months ended March 31, 2015 with the same period in 2014. When comparing the three months ended March 31, 2015 and 2014, the yield on average interest earning assets increased two basis points to 4.18% compared to 4.16% for the same period during 2014. For the three months ended March 31, 2015 and 2014, the yield on available for sale securities was 2.31% and 2.84%, respectively. The primary drivers for the decrease were the acceleration of prepayment amortization during the three months ended March 31, 2015, as compared to the same period during 2014 combined with a decrease in rates on securities purchased during the past 12 months. During the three months ended March 31, 2015, prepayment amortization of available for sale securities was $804, which represented a yield reduction of 118 basis points. During the three months ended March 31, 2014, prepayment amortization of available for sale securities was $556, which represented a yield reduction of 82 basis points.

Interest-bearing liabilities averaged $1,132,357 during the three months ending March 31, 2015, compared to $704,978 for the same period in 2014, an increase of $427,379, or 60.6%. Total average interest-bearing deposits grew $394,714, including increases in average brokered deposits of $67,706 and average interest-bearing public funds deposits of $75,305 for the three-month period ending March 31, 2015, as compared to the same period during 2014. Rapid growth in the loan portfolio also resulted in increases in average Federal Home Loan Bank advances of $2,966 and average Federal funds purchased of $1,786, when comparing the first three months of 2015 with the same period in 2014. Average securities sold under agreement to repurchase also increased $27,913 for the three months ended March 31, 2015 in comparison with the same period in 2014. The large increase in this funding source is due to the addition of some larger commercial relationships during the past year.

For the three month periods ending March 31, 2015 and 2014, the cost of average interest-bearing liabilities decreased six basis points to 0.63% from 0.69%. The decline was primarily due to decreases in the cost of funds for all types of interest-bearing deposits and Federal funds purchased. These decreases offset increases in the rates paid on Federal Home Loan Bank advances which increased from 0.58% for the first quarter of 2014 to 1.14% for the first quarter of 2015 due to the change in the composition of advances from first quarter 2015, which had a longer weighted average maturity with a higher weighted average rate, when compared to the advances from first quarter 2014, which contained $14,000 in short-term advances at 0.48%. The $427,379 increase in average interest-bearing liabilities for the three-month period ending March 31, 2015, as compared to the same period during 2014, resulted in an increase in interest expense of $565 between the two three-month periods.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three-months ended March 31, 2015 and 2014:

Average Balances (7)—Yields & Rates

(Dollars are in thousands)

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$845,437	$11,154	5.35%	$445,583	$5,918	5.39%
Securities available for sale (6)	408,189	2,321	2.31%	275,569	1,928	2.84%
Securities held to maturity	52,513	364	2.81%	58,344	395	2.75%
Certificates of deposit at other financial institutions	250	1	1.62%	—	—	0.00%
Federal funds sold and other (2)	44,962	86	0.78%	30,058	58	0.78%

TOTAL INTEREST EARNING ASSETS	$1,351,351	$13,926	4.18%	$809,554	$8,299	4.16%
Allowance for loan losses	(7,043)			(5,062)
All other assets	69,350			30,700

TOTAL ASSETS	$1,413,658			$835,192
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$301,147	$174	0.23%	$210,039	$166	0.32%
Money market	394,082	585	0.60%	237,938	442	0.75%
Savings	30,615	35	0.46%	19,741	25	0.51%
Time deposits	340,509	839	1.00%	203,921	515	1.02%
Federal Home Loan Bank advances	23,133	65	1.14%	20,167	29	0.58%
Federal funds purchased and other (3)	42,871	71	0.67%	13,172	27	0.83%

TOTAL INTEREST BEARING LIABILITIES	$1,132,357	$1,769	0.63%	$704,978	$1,204	0.69%
Demand deposits	150,108			59,754
Other liabilities	5,895			2,532
Total shareholders’ equity	125,298			67,928

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,413,658			$835,192
NET INTEREST SPREAD (4)			3.55%			3.47%
NET INTEREST INCOME		$12,157			$7,095
NET INTEREST MARGIN (5)			3.65%			3.55%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2015 versus March 31, 2014
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,318	$(82)	$5,236
Securities available for sale	927	(534)	393
Securities held to maturity	(39)	8	(31)
Certificates of deposit at other financial institutions	1	—	1
Federal funds sold and other	28	—	28

TOTAL INTEREST INCOME	$6,235	$(608)	$5,627

INTEREST EXPENSE
Deposits
Interest checking	$74	$(66)	$8
Money market accounts	289	(146)	143
Savings	14	(4)	10
Time deposits	341	(17)	324
Federal Home Loan Bank advances	4	32	36
Other borrowed funds	61	(17)	44

TOTAL INTEREST EXPENSE	$783	$(218)	$565

NET INTEREST INCOME	$5,452	$(390)	$5,062

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

The provision for loan losses was $625 and $385 for the three months ended March 31, 2015 and 2014, respectively. The increase in loan loss provision is due primarily to the Company’s loan growth. Nonperforming loans at March 31, 2015 totaled $1,187 compared to $1,151 at December 31, 2014, representing 0.1% of total loans at both of these period-end dates.

Non-Interest Income

Non-interest income for the three months ended March 31, 2015 and 2014 was $3,215 and $1,421, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Service charges on deposit accounts	$16	$12	$4	33.3%
Other service charges and fees	618	236	382	161.9%
Net gains on sale of loans	1,647	784	863	110.1%
Investment services	286	43	243	565.1%
Loan servicing fees, net	43	12	31	258.3%
Gain on sale of investment securities, net	415	8	407	5,087.5%
Net gain (loss) on sale of foreclosed assets	6	33	(27)	(81.8%)
Other	184	293	(109)	(37.2%)

Total non-interest income	$3,215	$1,421	$1,794	126.2%

Other service charges and fees for the three months ending March 31, 2015 increased $382, or 161.9%, from the same period in 2014 due primarily to the MidSouth acquisition, which contributed to an increase in electronic banking fee income.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and Small Business Administration (“SBA”) loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the three months ending March 31, 2015 were $1,647, an increase of $863, or 110.1%, from the same period during 2014. The increase was primarily due to volume of mortgage loans originated and the sales related to those loans.

Investment services income for the three months ending March 31, 2015 increased $243, or 565.1%, in comparison with the same period in 2014. The increase was primarily due to the acquisition of MidSouth, which brought an established wealth management division and its existing client base into the Company when the acquisition was completed on July 1, 2014.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of the respective servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the three months ending March 31, 2015, net loan servicing fees were $43, compared to $12 for the three months ending March 31, 2014. The favorable increase to loan servicing fees was primarily related to a decrease in amortization.

Net gain on sale of investment securities increased from $8 during the three months ending March 31, 2014 to $415 during the three months ending March 31, 2015, an increase of 5,087.5%. The increase was due to gains from sales and calls of investment securities in the first quarter of 2015. Of the $415 in net gains, $182 was attributable to calls of investment securities.

Other non-interest income decreased by $109, or 37.2%, when comparing first quarter 2015 with first quarter 2014. The decrease is attributed to the compliance consulting fees that were recorded in the first quarter of 2014 by the Company’s subsidiary, Banc Compliance Group, the assets of which the Company sold at the end of 2014. As a result, the Company had no compliance consulting fee income in the first quarter of 2015.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2015 and 2014 was $9,621 and $5,492, respectively, an increase of $4,129, or 75.2%. This increase was the result of the following components listed in the table below (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Salaries and employee benefits	$5,681	$3,545	$2,136	60.3%
Occupancy and equipment	1,579	786	793	100.9%
FDIC assessment expense	214	119	95	79.8%
Marketing	220	111	109	98.2%
Professional fees	359	354	5	1.4%
Amortization of core deposit intangible	172	—	172	NM
Other	1,396	577	819	141.9%

Total non-interest expense	$9,621	$5,492	$4,129	75.2%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth during this time. Two primary increases for the three months ending March 31, 2015, were in salaries and occupancy, as the Bank added five branch locations with the acquisition of MidSouth, and expanded its headquarters offices in downtown Franklin, Tennessee. Staffing increased from 116 full-time equivalent employees as of March 31, 2014, to 210 as of March 31, 2015. The increased staffing is due to the retention of the majority of the MidSouth employees to continue to support the branches as well as additional operational staff needed to handle the Company’s growth in loans and deposits.

The amortization expense for the core deposit intangible in first quarter 2015 is directly attributable to the acquisition of MidSouth, which brought a core deposit intangible asset that is being amortized over a period of eight years and two months.

For the three months ended March 31, 2015, other non-interest expenses increased $819, or 141.9%, from the same period during 2014. The increase is attributed to an increase of $176 in electronic banking expenses associated with the increased usage by the Company’s customers of technology-based services, such as debit card transactions, internet banking transactions, and other types of automated transactions. Much of the electronic banking expense increase was due to the more consumer-based composition of the customer base added from the MidSouth acquisition. The remaining $643 increase was due to a variety of expense items that include, but are not limited to, deposit expenses, franchise taxes, mortgage lending expenses, meals and travel, communications expenses, etc.

Income Tax Expense

The Company recognized an income tax expense for the three months ended March 31, 2015 and 2014, of $1,994 and $1,110, respectively. The Company’s year-to-date income tax expense for the period ended March 31, 2015 reflects an effective income tax rate of 38.9% compared to 42.1% for the same period in 2014. The decrease in the effective tax rate for the three months ended March 31, 2015, resulted from unfavorable permanent differences incurred during the three months ended March 31, 2014, from expenses associated with the pending merger with MidSouth Bank and from stock based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2015 AND DECEMBER 31, 2014

Overview

The Company’s total assets increased by $153,603, or 11.3%, from December 31, 2014 to March 31, 2015. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2015 and December 31, 2014 were $874,539 and $787,188, respectively, an increase of $87,351, or 11.1%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	March 31, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Residential	$223,478	25.5%	$213,760	27.1%
Construction and land development	282,520	32.3%	239,225	30.4%
Commercial	259,205	29.6%	246,352	31.3%
Commercial and industrial	98,986	11.3%	76,570	9.7%
Consumer and other	7,441	0.8%	8,025	1.0%

Total loans—gross, excluding PCI loans	871,630	99.5%	783,932	99.5%

Types of Loans	March 31, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
Total PCI loans (note 1)
Real estate:
Residential	$804	0.1%	$814	0.1%
Construction and land development	76	NM	77	NM
Commercial	1,750	0.2%	1,798	0.2%
Commercial and industrial	1,676	0.2%	1,624	0.2%
Consumer and other	—	—%	2	NM

Total loans—gross PCI loans	4,306	0.5%	4,315	0.5%

Total gross loans	875,936	100.0%	788,247	100.0%

Less: deferred loan fees, net	(1,397)		(1,059)
Allowance for loan losses	(7,308)		(6,680)

Total loans, net allowance for loan losses	$867,231		780,508

Note 1: PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased 11.1% during the first three months of 2015, primarily due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 9.4% with the majority of the growth occurring in the construction and land development (18.1%) segment. The Company also experienced strong growth of 28.7% in the commercial and industrial segment during the first three months of 2015.

Real estate loans comprised 87.7% of the loan portfolio at March 31, 2015. The largest portion of the real estate segments as of March 31, 2015, was construction and land development loans, which totaled 36.8% of real estate loans. Construction and land development loans totaled $282,596 at March 31, 2015, and comprised 32.3% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $224,282 and increased 4.5% during the first three months of 2015 and comprised 29.2% of real estate loans and 25.6% of total loans at March 31, 2015.

Commercial real estate loans totaled $260,955 at March 31, 2015, and comprised 34.0% of real estate loans and 29.8% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Commercial and industrial loans totaled $100,662 at March 31, 2015 and grew 28.7% during the first three months of 2015. Loans in this classification comprised 11.5% of total loans at March 31, 2015, as compared to 9.9% as of December 31, 2014. The commercial and industrial classification primarily consists of commercial loans to small-to-medium sized businesses.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at March 31, 2015, excluding unearned net fees and costs.

Loan Maturity Schedule

	March 31, 2015
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Residential	$19,698	$94,857	$109,727	$224,282
Construction and land development	183,150	77,006	22,440	282,596
Commercial	21,878	104,559	134,518	260,955
Commercial and industrial	34,886	42,633	23,143	100,662
Consumer and other	2,487	4,440	514	7,441

Total	$262,099	$323,495	$290,342	875,936

Fixed interest rate	$145,121	$265,447	$126,378	$536,946
Variable interest rate	116,978	58,048	163,964	338,990

Total	$262,099	$323,495	$290,342	$875,936

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$736,054	$7,290	1.08%	$626,180	$6,662	1.06%	$109,874	$628	-7 bps
MidSouth loans (Note 1)	134,174	—	—%	156,806	—	—%	(22,632)	—	—
Impaired loans	1,402	18	1.28%	946	18	1.90%	456	—	-62 bps

Non-PCI loans	871,630	7,308	0.84%	783,932	6,680	0.85%	87,698	628	-1 bps
PCI loans	4,306	—	—%	4,315	—	—%	(9)	—	—

Total loans	$875,936	$7,308	0.83%	$788,247	$6,680	0.85%	$87,689	$628	-2 bps

Note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on July 1, 2014, no allowance for loan loss was recorded at March 31, 2015 related to the acquired loans.

At March 31, 2015, the allowance for loan losses was $7,308, compared to $6,680 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 0.83% and 0.85% at March 31, 2015 and December 31, 2014, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Beginning balance	$6,680	$4,900
Loans charged-off:
Residential real estate	—	—
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loans charged-off	—	—
Recoveries on loans previously charged-off:
Residential real estate	3	19
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer	—	—

Total loan recoveries	3	19
Net recoveries (charge-offs)	3	19
Provision for loan losses charged to expense	625	385

Total allowance at end of period	$7,308	$5,304

Total loans, gross, at end of period (1)	$875,936	$452,700

Average gross loans (1)	$829,149	$438,804

Allowance to total loans	0.83%	1.17%

Net charge-offs (recoveries) to average loans, annualized	0.00%	(0.02%)

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

	March 31, 2015			December 31, 2014
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	% of Allowance to Total	% of Loan Type to Total Loans
Real estate loans:
Residential	$1,727	23.6%	25.6%	$1,791	26.8%	27.2%
Construction and land development	2,549	34.9%	32.3%	2,690	40.3%	30.4%
Commercial	2,124	29.1%	29.8%	1,494	22.4%	31.5%
Total real estate	6,400	87.6%	87.7%	5,975	89.5%	89.1%
Commercial and industrial	850	11.6%	11.5%	650	9.7%	9.9%
Consumer and other	58	0.8%	0.8%	55	0.8%	1.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus OREO (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). Loans are placed on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of March 31, 2015 totaled $853. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $334 that were past due 90 days or more and still accruing interest at March 31, 2015.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2015	December 31, 2014
Non-accrual loans	$853	$835
Past due loans 90 days or more and still accruing interest	334	316

Total non-performing loans	1,187	1,151
Foreclosed real estate (“OREO”)	453	715

Total non-performing assets	1,640	1,866
Total non-performing loans as a percentage of total loans	0.1%	0.1%
Total non-performing assets as a percentage of total assets	0.1%	0.1%
Allowance for loan losses as a percentage of non-performing loans	616%	580%

As of March 31, 2015, there were two loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$—	—%	—
Construction & land development	—	—%	—
Commercial real estate	835	97.9%	1
Commercial & industrial	18	2.1%	1
Consumer	—	—%	—

Total non-accrual loans	$853	100.0%	2

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $456,520 at March 31, 2015, compared to $395,705 at December 31, 2014, an increase of $60,815 or 15.4%. The increase in available-for-sale securities was primarily attributed to the securities purchased during the first quarter.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $50,650 at March 31, 2015, compared to $53,332 at December 31, 2014, a decrease of $2,682, or 5.0%. The decrease is attributable to securities that were called or matured during the first quarter of 2015.

The combined portfolios represented 33.6% and 33.1% of total assets at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $5,731 and $5,349 at March 31, 2015 and December 31, 2014, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $9,731 at March 31, 2015 compared to $9,664 at December 31, 2014, an increase of $67, or 0.7%. This increase was the result of adding furniture and equipment as needed in the normal course of business.

Buildings Held for Sale

At March 31, 2015, the balance in buildings held for sale was zero, compared with the balance of $4,080 at December 31, 2014. Three of the former MidSouth branch properties were reclassified at December 31, 2014 as held for sale, since they had been identified to be sold, and the sale of the properties was probable at that time. The sale of these properties settled during the three months ending March 31, 2015, and a gain of $15 was realized as a result of the sale.

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

At March 31, 2015, total deposits were $1,271,602, an increase of $99,369, or 8.5%, compared to $1,172,233 at December 31, 2014. The growth in deposits is attributable to growth in brokered deposits, public funds deposits, non-brokered time deposits, noninterest-bearing deposits, and interest checking deposits. These are discussed in the following paragraphs.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $86,411 at December 31, 2014 to $136,444 at March 31, 2015, primarily due to brokered deposits that were added as part of the Company’s funding strategy relative to the loan growth experienced by the Company.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the highest period of growth being during the first quarter of each calendar year. Public funds grew $21,093, or 6.2%, from $342,179 at December 31, 2014 to $363,272 at March 31, 2015.

Time deposits excluding brokered deposits as of March 31, 2015, amounted to $285,961, compared to $268,101 as of December 31, 2014, an increase of $17,860, or 6.7%. Noninterest-bearing checking deposits grew $7,611, or 5.1%, and non-public funds interest checking accounts grew $5,744, or 6.5%, respectively when comparing deposit balances from March 31, 2015 with balances at December 31, 2014.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

March 31, 2015
Three months or less	$29,414
Three through six months	40,609
Six through twelve months	30,102
Over twelve months	81,955

Total	$182,080

Federal Funds Purchased and Repurchase Agreements

As of March 31, 2015, the Company had no federal funds purchased from correspondent banks compared to $16,825 outstanding as of December 31, 2014. Securities sold under agreements to repurchase had an outstanding balance of $35,718 as of March 31, 2015, compared to $22,253 as of December 31, 2014. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At March 31, 2015 and at December 31, 2014, advances totaled $19,000.

At March 31, 2015, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2015	$2,000	0.70%
2016	—	—%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$19,000	1.33%

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of March 31, 2015, $456,520 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $50,650 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $488,573 of the total $507,420 investment securities portfolio on hand at March 31, 2015, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

On March 26, 2015, The Company launched an initial public stock offering and began trading on the New York Stock Exchange under the ticker symbol “FSB.” In the offering, the Company issued 2,640,000 shares of its common stock at a price of $21.00 per share. The initial public offering was completed during March 2015. Net proceeds were as follows:

Gross proceeds	$55,440
Less: stock offering costs	(4,436)

Net proceeds from issuance of common stock	$51,004

The details of the offering are available in the Prospectus that the Company filed with the SEC on March 27, 2015.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At March 31, 2015, the Company had unfunded loan commitments outstanding of $51,535, unused lines of credit of $262,845, and outstanding standby letters of credit of $11,087.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by GAAP. Our management uses these non-GAAP financial measures in its analysis of our performance:

•	“Common shareholders’ equity” is defined as total shareholders’ equity at end of period less the liquidation preference value of the preferred stock;

•	“Tangible common shareholders’ equity” is common shareholders’ equity less goodwill and other intangible assets;

•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets;

•	“Other intangible assets” is defined as the sum of core deposit intangible and SBA servicing rights;

•	“Tangible book value per share” is defined as tangible common shareholders’ equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets;

•	“Tangible common shareholders’ equity ratio” is defined as the ratio of tangible common shareholders’ equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets;

•	“Return on Average Tangible Common Equity” is defined as net income available to common shareholders divided by average tangible common shareholders’ equity;

•	“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income;

•	“Adjusted yield on loans” is our yield on loans after excluding loan accretion from our acquired loan portfolio. Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet;

•	“Net interest margin” is defined as annualized net interest income divided by average interest-earning assets for the period;

•	“Adjusted net interest margin” is net interest margin after excluding loan accretion from the acquired loan portfolio and premiums for acquired time deposits. Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion and accretion of net discounts and premiums related to deposits is expected to decrease as the acquired loans and deposits mature or roll off of our balance sheet.

We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/ per share data and percentages)	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014
Total shareholders’ equity	$178,541	$121,799	$116,454	$74,199	$68,827
Less: Preferred stock	10,000	10,000	10,000	10,000	10,000

Total common shareholders’ equity	168,541	111,799	106,454	64,199	58,827
Less: Goodwill and other intangibles	11,709	11,886	12,074	240	245

Tangible common shareholders’ equity	$156,832	$99,913	$94,380	$63,959	$58,582
Common shares outstanding	10,465,930	7,756,411	7,739,644	4,915,907	4,862,778

Tangible book value per share	$14.99	$12.88	$12.19	$13.01	$12.05

Net income available to common shareholders	$3,107	$2,810	$1,990	$2,010	$1,504
Average tangible common equity	103,475	97,630	96,310	60,915	57,679

Return on average tangible common equity	12.18%	11.42%	8.20%	13.23%	10.58%

Efficiency Ratio:
Net interest income	$12,157	$12,123	$11,127	$7,348	$7,095
Noninterest income	3,215	2,926	3,274	2,430	1,421

Operating revenue	15,372	15,049	14,401	9,778	8,516
Expense
Total noninterest expense	9,621	9,863	10,389	6,078	5,492

Efficiency ratio	62.59%	65.54%	72.14%	62.16%	64.49%

Reported yield on loans	5.35%	5.67%	5.92%	5.77%	5.39%
Effect of accretion income on acquired loans	(0.28%)	(0.36%)	(0.43%)	0.00%	0.00%

Adjusted yield on loans	5.07%	5.31%	5.49%	5.77%	5.39%

Reported net interest margin	3.65%	3.97%	3.86%	3.48%	3.55%
Effect of accretion income on acquired loans	(0.18%)	(0.23%)	(0.27%)	0.00%	0.00%
Effect of premium amortization of acquired deposits	(0.01%)	(0.02%)	(0.02%)	0.00%	0.00%

Adjusted net interest margin	3.46%	3.72%	3.57%	3.48%	3.55%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014
Income Statement Data ($):
Interest income	13,926	13,742	12,692	8,699	8,299
Interest expense	1,769	1,619	1,565	1,351	1,204
Net interest income	12,157	12,123	11,127	7,348	7,095
Provision for loan losses	625	885	664	440	385
Noninterest income	3,215	2,926	3,274	2,430	1,421
Noninterest expense	9,621	9,863	10,389	6,078	5,492
Net Income before taxes	5,126	4,301	3,348	3,260	2,639
Provision for taxes	1,994	1,466	1,333	1,225	1,110
Net income	3,132	2,835	2,015	2,035	1,529
Net income available to common shareholders	3,107	2,810	1,990	2,010	1,504
Earnings per share, basic	0.39	0.36	0.26	0.41	0.31
Earnings per share, diluted	0.37	0.34	0.25	0.40	0.30
Profitability (%)
Return on average assets	0.90	0.88	0.67	0.94	0.74
Return on average equity	10.14	9.40	7.02	11.47	9.13
Return on average tangible common equity	12.18	11.42	8.20	13.23	10.58
Efficiency ratio	62.59	65.54	72.14	62.16	64.49
Net Interest margin	3.65	3.97	3.86	3.48	3.55
Balance Sheet Data ($):
Loans (including HFS)	897,001	805,650	744,927	501,664	463,137
Loan loss reserve	7,308	6,680	5,883	5,771	5,304
Cash	48,580	49,347	36,657	26,054	30,870
Securities	507,170	449,037	403,043	322,607	351,850
Goodwill	9,124	9,124	9,121	157	157
Intangible assets	2,585	2,762	2,953	83	88
Assets	1,509,430	1,355,827	1,238,579	872,142	866,685
Deposits	1,271,602	1,172,233	1,051,558	747,324	739,634
Liabilities	1,330,889	1,234,028	1,122,125	797,943	797,858
Total equity	178,541	121,799	116,454	74,199	68,827
Common equity	168,541	111,799	106,454	64,199	58,827
Tangible common equity	156,832	99,913	94,380	63,959	58,582
Asset Quality (%)
Nonperforming loans/ total loans	0.14	0.15	0.47	0.34	0.58
Nonperforming assets / total loans + OREO	0.19	0.24	0.70	0.58	0.58
Loan loss reserve / loans (excluding HFS)	0.84	0.85	0.82	1.19	1.17
Net charge-offs / average loans	0.00	0.04	0.30	(0.02)	(0.02)
Capital (%)
Tangible common equity to tangible assets	10.47	7.43	7.70	7.34	6.76
Leverage ratio	11.41	8.57	8.83	8.39	8.48
Tier 1 common ratio	14.01	10.51	11.17	11.10	11.38
Tier 1 risk-based capital ratio	14.95	11.58	12.35	12.86	13.24
Total risk-based capital ratio	15.64	12.30	13.05	13.88	14.23

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the effectiveness of the Company’s Form S-4 filed with the SEC on May 14, 2014 in connection with the Company’s acquisition of MidSouth, which registered the Company’s common stock issued in the acquisition of MidSouth under the Securities Act, and resulted in the Company becoming an SEC reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act; or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending March 31, 2015, net interest income was estimated to increase 3.63% and 6.03% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 4.76% and 16.67% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of March 31, 2015.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	39,843	-7,968	-16.67%
-100	45,537	-2,274	-4.76%
Base	47,811	—	0.00%
+100	49,546	1,735	3.63%
+200	50,692	2,881	6.03%
+300	51,769	3,957	8.28%
+400	52,790	4,979	10.41%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2015 other than the additional disclosure of the risk factors listed below.

An active, liquid market for our common stock may not develop or be sustained, which may impair the ability of our shareholders to sell their shares.

Before the listing of our common stock on the New York Stock Exchange (the “NYSE”) on March 26, 2015, our common stock had very little liquidity, with only limited trading of our common stock on the OTCQB of the OTC Markets Group. Even though our common stock is now listed on the NYSE under the symbol “FSB”, there is limited trading volume and an active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. If an active, liquid trading market for our common stock does not develop, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

Shares of our common stock are subject to dilution and the market price of our common stock could decline due to the number of outstanding shares of our common stock eligible for future sale, including shares that will be available for sale following the expiration of lock-up periods.

Actual or anticipated issuances or sales of additional amounts of our common stock in the future could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would dilute the percentage ownership interest held by shareholders prior to such issuance. As of May 10, 2015, we had 10,501,462 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 2,640,000 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act), may be sold publicly only in compliance with certain limitations. In addition, 2,766,191 shares of our outstanding common stock were issued pursuant to a registration statement on Form S-4 in connection with the acquisition of MidSouth and are freely tradable. Other than certain of the restricted shares we previously issued under our 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), and subject in certain cases to lock-up restrictions with respect to our directors and executive officers that restrict their ability, with certain exceptions, to transfer shares of our common stock held by them for a period of 180 days, the remaining 4,084,234 outstanding shares of our common stock may be sold in the market over time in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. We plan to file a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 shares of our common stock for issuance under our 2007 Plan. Subject to certain exceptions, approximately 1,224,003 shares of our common stock will become eligible for sale upon expiration of the 180-day lock-up period. Accordingly, the market price of our common stock could be adversely affected by actual of anticipated sales of a significant number of shares of our common stock in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the first quarter of 2015 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
02/02/2015	1,902	Options Exercised	$11.75	$22,348.50
	3,945	Options Exercised	$10.00	$39,450.00
	7,485	Options Exercised	$10.50	$78,592.50
	16,937	Options Exercised	$12.00	$203,244.00
	6,850	Options Exercised	$13.00	$89,050.00
02/03/2015	200	Warrants Exercised	$12.00	$2,400.00
	16,937	Options Exercised	$12.00	$203,244.00
02/12/2015	150	Options Exercised	$10.00	(1)$0.00
	145	Options Exercised	$10.50	(1)$0.00
	275	Options Exercised	$11.75	(1)$0.00
	152	Options Exercised	$12.00	(1)$0.00
	19	Options Exercised	$13.00	(1)$0.00
02/25/2013	6,850	Options Exercised	$13.00	$89,050.00
03/18/2015	586	Options Exercised	$10.00	(1)$0.00
	293	Options Exercised	$10.50	(1)$0.00
	983	Options Exercised	$11.75	(1)$0.00
	526	Options Exercised	$12.00	(1)$0.00
	97	Options Exercised	$13.00	(1)$0.00
03/30/2015	6,389	Options Exercised	$8.57	$54,753.73

(1)	These option exercises were cashless exercises.

Neither the exercises of the warrant and options nor their original issuances involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

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

FRANKLIN FINANCIAL NETWORK, INC.

May 14, 2015	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.