Form 10-Q
period 2015-06-30
Franklin Financial Network Inc.
filed 2015-08-13
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 7, 2015, was 10,518,706.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(Dollar amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from financial institutions	$43,163	$49,347
Certificates of deposit at other financial institutions	250	250
Securities available for sale	635,184	395,705
Securities held to maturity (fair value 2015—$46,885 and 2014—$53,741)	46,815	53,332
Loans held for sale, at fair value	16,842	18,462
Loans	962,191	787,188
Allowance for loan losses	(8,016)	(6,680)

Net loans	954,175	780,508

Restricted equity securities, at cost	7,685	5,349
Premises and equipment, net	9,584	9,664
Accrued interest receivable	4,886	3,545
Bank owned life insurance	21,938	11,664
Deferred tax asset	8,430	6,780
Buildings held for sale	—	4,080
Foreclosed assets	206	715
Servicing rights, net	3,298	3,053
Goodwill	9,124	9,124
Core deposit intangible, net	2,359	2,698
Other assets	2,813	1,551

Total assets	$1,766,752	$1,355,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$167,749	$150,337
Interest bearing	1,324,237	1,021,896

Total deposits	1,491,986	1,172,233
Federal funds purchased and repurchase agreements	36,567	39,078
Federal Home Loan Bank advances	57,000	19,000
Accrued interest payable	578	421
Other liabilities	3,540	3,296

Total liabilities	1,589,671	1,234,028
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10,000	10,000
Common stock, no par value; 20,000,000 shares authorized; 10,502,671 and 7,756,411 shares issued and outstanding at June 30, 2015 and December 31 2014, respectively	146,017	94,251
Retained earnings	21,588	15,372
Accumulated other comprehensive income (loss)	(524)	2,176

Total shareholders’ equity	177,081	121,799

Total liabilities and shareholders’ equity	$1,766,752	$1,355,827

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income and dividends
Loans, including fees	$12,173	$6,380	$23,327	$12,298
Securities:
Taxable	2,957	2,234	5,622	4,537
Tax-exempt	169	20	189	40
Dividends on restricted equity securities	83	51	150	91
Federal funds sold and other	31	14	51	32

Total interest income	15,413	8,699	29,339	16,998

Interest expense
Deposits	1,913	1,214	3,546	2,362
Federal funds purchased and repurchase agreements	92	57	163	84
Federal Home Loan Bank advances	81	80	146	109

Total interest expense	2,086	1,351	3,855	2,555

Net interest income	13,327	7,348	25,484	14,443
Provision for loan losses	805	440	1,430	825

Net interest income after provision for loan losses	12,522	6,908	24,054	13,618

Noninterest income
Service charges on deposit accounts	18	12	34	24
Other service charges and fees	690	313	1,308	549
Net gains on sale of loans	1,463	1,567	3,110	2,351
Loan servicing fees, net of amortization of servicing assets	60	88	103	100
Gain on sales and calls of securities	109	63	524	71
Net gain (loss) on foreclosed assets	21	(2)	27	31
Investment services	301	35	587	77
Other	189	354	373	648

Total noninterest income	2,851	2,430	6,066	3,851

Noninterest expense
Salaries and employee benefits	6,071	3,805	11,752	7,350
Occupancy and equipment	1,699	1,009	3,278	1,795
FDIC assessment expense	216	120	430	239
Marketing	198	135	418	246
Professional fees	507	279	866	633
Amortization of core deposit intangible	167	—	339	—
Indirect expenses related to public offering	309	—	326	—
Other	1,405	730	2,784	1,307

Total noninterest expense	10,572	6,078	20,193	11,570

Income before income tax expense	4,801	3,260	9,927	5,899
Income tax expense	1,667	1,225	3,661	2,335

Net income	3,134	2,035	6,266	3,564
Dividends paid on Series A preferred stock	(25)	(25)	(50)	(50)

Net income available to common shareholders	$3,109	$2,010	$6,216	$3,514

Earnings per share:
Basic	$0.30	$0.41	$0.67	$0.72
Diluted	0.28	0.40	0.64	0.70

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,134	$2,035	$6,266	$3,564
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(6,900)	4,892	(3,865)	8,068
Reclassification adjustment for gains included in net income	(109)	(63)	(524)	(71)

Net unrealized gains (losses)	(7,009)	4,829	(4,389)	7,997

Tax effect	2,754	(1,849)	1,689	(3,062)

Total other comprehensive income (loss)	(4,255)	2,980	(2,700)	4,935

Comprehensive income (loss)	$(1,121)	$5,015	$3,566	$8,499

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2013	$10,000	4,862,875	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options	—	119	1	—	—	1
Dividends paid on Series A preferred stock	—	—	—	(50)	—	(50)
Issuance of restricted stock, net of forfeitures		32,568
Stock based compensation expense, net of forfeitures	—	—	311	—	—	311
Stock issued in conjunction with 401(k) employer match	—	20,345	275	—	—	275
Net income	—	—	—	3,564	—	3,564
Other comprehensive income	—	—	—	—	4,935	4,935

Balance at June 30, 2014	$10,000	4,915,907	$53,225	$10,572	$402	$74,199

Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options	—	71,965	780	—	—	780
Exercise of common stock warrants	—	3,600	43	—	—	43
Dividends paid on Series A preferred stock	—	—	—	(50)	—	(50)
Issuance of restricted stock, net of forfeitures		30,695	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	371	—	—	371
Stock issued related to initial public offering, net of stock issuance costs of $5,015	—	2,640,000	50,425	—	—	50,425
Excess tax benefit from exercise of stock options	—	—	147	—	—	147
Net income	—	—	—	6,266	—	6,266
Other comprehensive income (loss)	—	—	—	—	(2,700)	(2,700)

Balance at June 30, 2015	$10,000	10,502,671	$146,017	$21,588	$(524)	$177,081

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$6,266	$3,564
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	659	335
Accretion of purchase accounting adjustments	(1,245)	—
Net amortization of securities	1,837	1,127
Amortization of loan servicing right asset	441	363
Amortization of core deposit intangible	339	—
Provision for loan losses	1,430	825
Excess tax benefit related to the exercise of stock options	(147)	—
Origination of loans held for sale	(161,442)	(109,942)
Proceeds from sale of loans held for sale	165,486	106,443
Net gain on sale of loans	(3,110)	(2,351)
Gain on sale of available for sale securities	(375)	(71)
Gain on call of held to maturity securities	(149)	—
Income from bank owned life insurance	(274)	(120)
(Gain) loss on sale of foreclosed assets	(22)	(31)
Stock-based compensation	371	311
Compensation expense related to common stock issued to 401(k) plan	240	159
Recognition of deferred gain on sale of loans	(18)	(21)
Recognition of deferred gain on sale of foreclosed assets	(5)	—
Net change in:
Accrued interest receivable and other assets	(2,565)	(1,061)
Accrued interest payable and other liabilities	331	(716)

Net cash from operating activities	8,048	(1,186)
Cash flows from investing activities
Available for sale securities:
Sales	32,288	24,373
Purchases	(446,795)	(69,210)
Maturities, prepayments and calls	169,306	56,491
Held to maturity securities:
Purchases	—	(8,601)
Maturities, prepayments and calls	6,538	6,370
Net change in loans	(173,912)	(65,554)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sale of buildings held for sale	4,080	—
Purchase of restricted equity securities	(2,336)	(745)
Proceeds from sale of foreclosed assets	531	377
Purchases of premises and equipment, net	(579)	(2,014)

Net cash from investing activities	(420,879)	(58,513)
Cash flows from financing activities
Increase in deposits	319,813	66,024
Decrease in federal funds purchased and repurchase agreements	(2,511)	(8,439)
Proceeds from Federal Home Loan Bank advances	157,000	10,000
Repayment of Federal Home Loan Bank advances	(119,000)	—
Proceeds from exercise of common stock warrants	43	—
Proceeds from exercise of common stock options, including excess tax benefit	927	1
Proceeds from issuance of common stock, net of offering costs	50,425	—
Dividends paid on preferred stock	(50)	(50)

Net cash from financing activities	406,647	67,536

Net change in cash and cash equivalents	(6,184)	7,837
Cash and cash equivalents at beginning of period	49,347	18,217

Cash and cash equivalents at end of period	$43,163	$26,054

Supplemental information:
Interest paid	$3,698	$2,403
Income taxes paid	5,150	3,470
Non-cash supplemental information:
Transfers from loans to foreclosed assets	$—	$1,315

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Network, Inc. (“FFN”), and its wholly owned subsidiaries, Franklin Synergy Bank and BCG Consulting Group, Inc. (collectively, the “Company”), have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2015.

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

The Company acquired 100% of the outstanding preferred and common stock of MidSouth. The purchase price consisted of both cash and shares of the Company’s common stock. MidSouth’s common shareholders received 0.425926 shares of FFN common stock for each share of MidSouth common stock. MidSouth’s preferred shareholders received 0.851852 shares of FFN common stock for each share of MidSouth preferred stock. Each MidSouth Series 2009A warrant holder received 0.18 shares of FFN common stock for each MidSouth Series 2009A warrant, and each Series 2011-A warrant holder received 0.146667 shares of FFN common stock for each MidSouth Series 2011-A warrant. In lieu of issuing fractional shares of FFN common stock, FFN paid former MidSouth shareholders an amount in cash determined by multiplying (i) $13.50 by (ii) the fraction of a share (rounded to the nearest ten thousandth when expressed in decimal form) of FFN common stock.

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

Based on a valuation of the FFN’s common stock as of July 1, 2014, the resulting purchase price was $41,094. The following table summarizes the purchase price calculation:

	Number of MidSouth shares outstanding (in thousands)	Per share exchange ratio	Number of FFN shares—as exchanged (in thousands)
Common Shares	3,873	0.425926	1,650
Convertible Voting Preferred Stock, 2009-A	1,018	0.851852	867
Convertible Voting Preferred Stock, 2011-A	242	0.851852	206
Series 2009-A Stock Warrants (strike price $3.25)	193	0.185185	36
Series 2011-A Stock Warrants (strike price $3.68)	44	0.153333	7

			2,766
Multiplied by FFN common stock value at acquisition date			$14.50

Fair value of FFN common stock issued (“Stock Consideration”)			$40,110
Cash consideration paid for fractional shares			18
Cash consideration paid for dissenting shares			100
Fair value of MidSouth stock options converted to FFN stock options			866

Total acquisition consideration			$41,094

On July 1, 2014 the Company acquired MidSouth. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimate of foreclosed assets that were acquired. The table below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the July 1, 2014 purchase date.

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

At June 30, 2015, there were no circumstances or significant changes that have occurred since July 1, 2014 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill.

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

Pro-forma information

Pro-forma data for the three- and six-month periods ending June 30, 2014 listed in the table below present pro-forma information as if the MidSouth acquisition occurred at the beginning of 2014. Because the MidSouth transaction closed on July 1, 2014, and its actual results are included in the Company’s actual operating results for the three- and six-month periods ending June 30, 2015, there is no pro-forma information for those periods.

	Three months ended Jun 30, 2014	Six months ended Jun 30, 2014
Net interest income	$10,645	$21,048
Net income available to common shareholders	2,217	4,098
Earnings per share—basic	$0.29	$0.53
Earnings per share—diluted	$0.28	$0.52

Supplemental pro forma earnings for the three and six months ended June 30, 2014 were adjusted to exclude acquisition-related costs that were incurred during the three and six months ended June 30, 2014 of $965 and $1,481, respectively. Supplemental pro forma earnings for the three and six months ended June 30, 2014 were adjusted to include discount accretion and premium amortization related to the fair value adjustments to acquisition date assets and liabilities, as appropriate.

During the three months ending June 30, 2014, the acquisition of MidSouth increased pro-forma net interest income by approximately $3,297 and net income available to common shareholders by approximately $207. During the six months ending June 30, 2014, the acquisition of MidSouth increased pro-forma net interest income by approximately $6,605 and net income available to common shareholders by approximately $584.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. government sponsored entities and agencies	$14,236	$154	$(192)	$14,198
Mortgage-backed securities: residential	512,479	3,617	(3,986)	512,110
Mortgage-backed securities: commercial	20,303	35	(149)	20,189
State and political subdivisions	89,028	90	(431)	88,687

Total	$636,046	$3,896	$(4,758)	$635,184

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$30,070	$417	$(314)	$30,173
U.S. Treasury securities	20,000	—	—	20,000
Mortgage-backed securities: residential	335,677	4,593	(1,203)	339,067
Mortgage-backed securities: commercial	6,432	33	—	6,465

Total	$392,179	$5,043	$(1,517)	$395,705

The amortized cost and fair value of the held to maturity securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2015
U.S. government sponsored entities and agencies	$3,374	$15	$(102)	$3,287
Mortgage backed securities: residential	34,551	486	(548)	34,489
State and political subdivisions	8,890	248	(29)	9,109

Total	$46,815	$749	$(679)	$46,885

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$5,550	$162	$(87)	$5,625
Mortgage backed securities: residential	38,587	555	(562)	38,580
State and political subdivisions	9,195	351	(10)	9,536

Total	$53,332	$1,068	$(659)	$53,741

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$22,999	$18,922	$34,288	$24,373
Gross gains	—	201	390	225
Gross losses	(1)	(138)	(15)	(154)

Calls of held to maturity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$1,500	$—	$2,300	$—
Gross gains	110	—	149	—
Gross losses	—	—	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2015
	Amortized Cost	Fair Value
Available for sale
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	—	—
Over five years through ten years	9,711	9,862
Over ten years	93,553	93,023
Mortgage-backed securities: residential	512,479	512,110
Mortgage-backed securities: commercial	20,303	20,189

Total	$636,046	$635,184

Held to maturity
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	1,382	1,439
Over five years through ten years	1,106	1,122
Over ten years	9,776	9,835
Mortgage-backed securities: residential	34,551	34,489

Total	$46,815	$46,885

Securities pledged at June 30, 2015 and December 31, 2014 had a carrying amount of $479,240 and $366,764 and were pledged to secure public deposits and repurchase agreements.

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Available for sale
U.S. government sponsored entities and agencies	$1,933	$(67)	$4,325	$(125)	$6,258	$(192)
Mortgage-backed securities: residential	259,366	(2,976)	30,688	(1,010)	290,054	(3,986)
Mortgage-backed securities: commercial	16,148	(149)	—	—	16,148	(149)
State and political subdivisions	60,330	(431)	—	—	60,330	(431)

Total available for sale	$337,777	$(3,623)	$35,013	$(1,135)	$372,790	$(4,758)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,942	$(58)	$956	$(44)	$2,898	$(102)
Mortgage-backed securities: residential	8,909	(102)	9,338	(446)	18,247	(548)
State and political subdivisions	3,971	(29)	—	—	3,971	(29)

Total held to maturity	$14,822	$(189)	$10,294	$(490)	$25,116	$(679)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available for sale
U.S. government sponsored entities and agencies	$9,999	$(1)	$8,232	$(313)	$18,231	$(314)
Mortgage-backed securities: residential	59,078	(323)	41,939	(880)	101,017	(1,203)

Total available for sale	$69,077	$(324)	$50,171	$(1,193)	$119,248	$(1,517)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,913	$(87)	$2,913	$(87)
Mortgage-backed securities: residential	5,246	(25)	13,001	(537)	18,247	(562)
State and political subdivisions	507	(1)	592	(9)	1,099	(10)

Total held to maturity	$5,753	$(26)	$16,506	$(633)	$22,259	$(659)

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

NOTE 4—LOANS

Loans at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Loans that are not PCI loans
Construction and land development	$293,629	$239,225
Commercial real estate:
Nonfarm, nonresidential	273,221	240,975
Other	6,370	5,377
Residential real estate:
Closed-end 1-4 family	137,815	130,631
Other	96,292	83,129
Commercial and industrial	144,735	76,570
Consumer and other	7,527	8,025

Loans before net deferred loan fees	959,589	783,932
Deferred loan fees, net	(1,676)	(1,059)

Total loans that are not PCI loans	957,913	782,873

PCI loans
Construction and land development	$77	$77
Commercial real estate:
Nonfarm, nonresidential	1,752	1,798
Other	—	—
Residential real estate:
Closed-end 1-4 family	703	706
Other	107	108
Commercial and industrial	1,639	1,624
Consumer and other	—	2

Total PCI loans	4,278	4,315

Allowance for loan losses	(8,016)	(6,680)

Total loans, net of allowance for loan losses	$954,175	$780,508

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ending June 30, 2015 and 2014:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ending June 30, 2015
Allowance for loan losses:
Beginning balance	$2,549	$2,124	$1,727	$850	$58	$7,308
Provision for loan losses	18	197	24	474	92	805
Loans charged-off	—	—	(17)	—	(88)	(105)
Recoveries	—	—	5	—	3	8

Total ending allowance balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016

Three Months Ending June 30, 2014
Allowance for loan losses:
Beginning balance	$1,546	$1,695	$1,536	$464	$63	$5,304
Provision for loan losses	250	159	(3)	44	(10)	440
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	27	—	—	27

Total ending allowance balance	$1,796	$1,854	$1,560	$508	$53	$5,771

There was no allowance for loan losses for PCI loans for the three months ended June 30, 2015 or for the three months ended June 30, 2014.

The following table presents the activity in the allowance for loan losses by portfolio segment for the six-month periods ending June 30, 2015 and 2014:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ending June 30, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	(123)	827	(43)	674	95	1,430
Loans charged-off	—	—	(17)	—	(88)	(105)
Recoveries	—	—	8	—	3	11

Total ending allowance balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016

Six Months Ending June 30, 2014
Allowance for loan losses:
Beginning balance	$1,497	$1,566	$1,402	$337	$98	$4,900
Provision for loan losses	299	288	112	171	(45)	825
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	46	—	—	46

Total ending allowance balance	$1,796	$1,854	$1,560	$508	$53	$5,771

There was no allowance for loan losses for PCI loans for the six months ended June 30, 2015 or for the six months ended June 30, 2014.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$96	$23	$119
Collectively evaluated for impairment	2,567	2,321	1,739	1,228	42	7,897
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016

Loans:
Individually evaluated for impairment	$—	$927	$807	$275	$23	$2,032
Collectively evaluated for impairment	293,629	278,664	233,300	144,460	7,504	957,557
Purchased credit-impaired loans	77	1,752	810	1,639	—	4,278

Total ending loans balance	$293,706	$281,343	$234,917	$146,374	$7,527	$963,867

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$18	$—	$18
Collectively evaluated for impairment	2,690	1,494	1,791	632	55	6,662
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

Loans:
Individually evaluated for impairment	$—	$835	$93	$18	$—	$946
Collectively evaluated for impairment	239,225	245,517	213,667	76,552	8,025	782,986
Purchased credit-impaired loans	77	1,798	814	1,624	2	4,315

Total ending loans balance	$239,302	$248,150	$214,574	$78,194	$8,027	$788,247

Loans collectively evaluated for impairment reported at June 30, 2015 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. At June 30, 2015, acquired non-PCI loans were recorded at $111,284, comprised of contractually unpaid principal totaling $114,159 net of discounts totaling $2,875. Management evaluated these loans for credit deterioration since acquisition and determined that no allowance for loan losses was necessary at June 30, 2015.

The following table presents information related to impaired loans by class of loans as of June 30, 2015 and December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2015
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,514	$927	$—
Residential real estate:
Closed-end 1-4 family	97	97	—
Other	710	710	—
Commercial and industrial	179	179	—

Subtotal	3,500	1,913	—
With an allowance recorded:
Commercial and industrial	96	96	96
Consumer and other	23	23	23

Subtotal	119	119	119

Total	$3,619	$2,032	$119

December 31, 2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
Residential real estate:
Closed-end 1-4 family	93	93	—

Subtotal	2,515	928	—

With an allowance recorded:
Commercial and industrial	18	18	18

Subtotal	18	18	18

Total	$2,533	$946	$18

The following table presents the average recorded investment of impaired loans by class of loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2015	2014	2015	2014
With no allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate:
Nonfarm, nonresidential	865	—	850	603
Residential real estate:
Closed-end 1-4 family	313	—	265	—
Other	238	—	119	—
Commercial and industrial	110	—	104	—

Subtotal	1,526	—	1,338	603

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate:
Nonfarm, nonresidential	—	1,375	—	1,375
Residential real estate:
1-4 family	—	229	—	725
Commercial and industrial	43	66	30	66
Consumer and other	16	—	8	—

Subtotal	59	1,670	38	2,166

Total	$1,585	$1,670	$1,376	$2,769

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2015 and 2014.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014:

	Nonaccrual	Loans Past Due Over 90 Days
June 30, 2015
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end1-4 family	96	—
Commercial and industrial	16	—

Total	$947	$—

December 31, 2014
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end 1-4 family	—	316

Total	$835	$316

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
June 30, 2015
Construction and land development	$1,328	$38	$—	$1,366	$292,263	$77	$293,706
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	272,386	1,752	274,973
Other	—	—	—	—	6,370	—	6,370
Residential real estate:
Closed-end 1-4 family	630	35	—	665	137,150	703	138,518
Other	710	40	—	750	95,542	107	96,399
Commercial and industrial	79	—	—	79	144,656	1,639	146,374
Consumer and other	23	—	—	23	7,504	—	7,527

	$2,770	$113	$835	$3,718	$955,871	$4,278	$963,867

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2014
Construction and land development	$354	$—	$—	$354	$238,871	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	240,140	1,798	242,773
Other	—	—	—	—	5,377	—	5,377
Residential real estate:
Closed-end 1-4 family	299	165	316	780	129,851	706	131,337
Other	52	—	—	52	83,077	108	83,237
Commercial and industrial	—	212	—	212	76,358	1,624	78,194
Consumer and other	—	—	—	—	8,025	2	8,027

	$705	$377	$1,151	$2,233	$781,699	$4,315	$788,247

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Total
June 30, 2015
Construction and land development	$293,629	$—	$77	$293,706
Commercial real estate:
Nonfarm, nonresidential	271,384	—	3,589	274,973
Other	6,370	—	—	6,370
Residential real estate:
Closed-end 1-4 family	136,939	—	1,579	138,518
Other	95,582	—	817	96,399
Commercial and industrial	144,460	—	1,914	146,374
Consumer and other	7,504	—	23	7,527

	$955,868	$—	$7,999	$963,867

	Pass	Special Mention	Substandard	Total
December 31, 2014
Construction and land development	$239,225	$—	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	239,584	—	3,189	242,773
Other	5,377	—	—	5,377
Residential real estate:
1-4 family	128,869	—	2,468	131,337
Other	83,129	—	108	83,237
Commercial and industrial	76,552	—	1,642	78,194
Consumer and other	8,025	—	2	8,027

	$780,761	$—	$7,486	$788,247

Purchased Credit-impaired (“PCI”) loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2015 and December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Jun 30, 2015	Dec 31, 2014
Contractually required principal and interest	$6,000	$6,532
Non-accretable difference	(973)	(1,270)

Cash flows expected to be collected	5,027	5,262
Accretable yield	(749)	(947)

Carrying value of acquired loans	4,278	4,315
Allowance for loan losses	—	—

Carrying value less allowance for loan losses	$4,278	$4,315

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the six months ended June 30, 2015. These adjustments resulted in a decrease in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three- and six-month periods ending June 30, 2015.

Activity during the three-month period ending June 30, 2015	Mar 31, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Jun 30, 2015
Contractually required principal and interest	$6,135	$—	$—	$(135)	$6,000
Non-accretable difference	(989)	—	—	16	(973)

Cash flows expected to be collected	5,146	—	—	(119)	5,027
Accretable yield	(840)	—	133	(42)	(749)

Carry value of acquired loans	$4,306	$—	$133	$(161)	$4,278

Activity during the six-month period ending June 30, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Jun 30, 2015
Contractually required principal and interest	$6,532	$—	$—	$(532)	$6,000
Non-accretable difference	(1,270)	—	—	297	(973)

Cash flows expected to be collected	5,262	—	—	(235)	5,027
Accretable yield	(947)	—	190	8	(749)

Carry value of acquired loans	$4,315	$—	$190	$(227)	$4,278

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 5—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$445,816	$414,222
Other	3,683	3,986

The components of net loan servicing fees for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loan servicing fees, net:
Loan servicing fees	$278	$236	$544	$463
Amortization of loan servicing fees	(218)	(148)	(441)	(363)
Change in impairment	—	—	—	—

Total	$60	$88	$103	$100

The fair value of servicing rights was estimated by management to be approximately $4,679 at June 30, 2015. Fair value for June 30, 2015 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.2%. At December 31, 2014, the fair value of servicing rights was estimated by management to be approximately $4,180. Fair value for December 31, 2014 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.8%.

The weighted average amortization period is 6.77 years. Estimated amortization expense for each of the next three years is:

2015	$668
2016	456
2017	456

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 3,600 warrants exercised during the six months ended June 30, 2015, for which the Company received cash proceeds of $43. The exercised warrants had an aggregate intrinsic value of $31 at the date of exercise. No warrants were exercised during the six months ended June 30, 2014. At June 30, 2015, there were 28,277 outstanding warrants associated with the 2010 offering.

Since the common stock of the Company has been registered under the Securities Act and has been traded on a national securities exchange at $15.00 or more for forty-five (45) consecutive days, the Company may redeem the 2010 warrants at any time with not less than thirty (30) days’ written notice to the holder of such 2010 warrant, in whole or in part, at a redemption price of $1.00 per warrant; provided, however, that the holder of the 2010 warrant may exercise the 2010 warrant, in whole or in part, during such thirty (30) day period.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of stock options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. Shareholders approved amendments to the Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”) to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At June 30, 2015, there were 2,375,717 authorized shares available for issuance.

Employee, organizer and director awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a vesting period of 3 to 5 years and have a 10-year contractual term. The Company assigns discretion to its Board of Directors to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

During 2014, the Company granted 181,680 options, had 23,809 options exercised, and had 31,135 options that were either forfeited, cancelled or expired. In addition, on July 1, 2014, 322,300 MidSouth common stock options were converted into 137,280 options to purchase shares of FFN common stock with an exercise price of $8.57 per option pursuant to the terms of the merger agreement (see Note 2). Using the Black-Scholes option valuation model, the grant date fair value was estimated to be $6.31 per converted option based on the $14.50 fair value per share of FFN common stock at July 1, 2014. No compensation expense was required related to the converted options.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	June 30, 2015	June 30, 2014
Risk-free interest rate	1.81%	2.24%
Expected term	7.5 years	7.5 years
Expected stock price volatility	25.00%	11.04%
Dividend yield	0.22%	0.44%

The weighted average fair value of options granted for the six months ended June 30, 2015 and 2014 were $6.35 and $2.44, respectively.

A summary of the activity in the stock option plans for the six months ended June 30, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,210,660	$11.32	6.53	$7,244
Granted	210,782	20.62
Exercised	(77,600)	11.52
Forfeited, expired, or cancelled	(2,108)	18.56

Outstanding at period end	1,341,734	$12.75	6.58	$13,077

Vested or expected to vest	1,274,647	$12.75	6.58	$12,423
Exercisable at period end	811,299	$10.73	5.23	$9,550

The Company received cash proceeds of $780 for the options exercised during the six months ended June 30, 2015. The exercised options had an aggregate intrinsic value of $639 at the date of exercise.

As of June 30, 2015, there was $1,756 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of activity for non-vested restricted share awards for the six months ended June 30, 2015 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	102,710	$13.93
Granted	31,938	20.69
Vested	(11,705)	13.61
Forfeited	(1,243)	16.29

Non-vested at period end	121,700	$15.73

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2015, there was $1,677 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years.

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

Management believes, as of June 30, 2015, that the Company and Bank met all capital adequacy requirements to which they are subject and met the requirements to be considered well-capitalized. The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Excess Amount
	Amount	Ratio	Amount	Ratio
June 30, 2015
Company common equity Tier 1 capital to risk-weighted assets	$152,941	12.29%	$56,006	4.50%	$96,935
Company total capital to risk-weighted assets	$168,019	13.50%	$99,566	8.00%	$68,453
Company Tier 1 capital to risk-weighted assets	$160,003	12.86%	$74,674	6.00%	$85,329
Company Tier 1 capital to average assets	$160,003	10.19%	$62,790	4.00%	$97,213
Bank common equity Tier 1 capital to risk-weighted assets	$150,511	12.10%	$55,980	4.50%	$94,531
Bank total capital to risk-weighted assets	$158,527	12.74%	$99,519	8.00%	$59,008
Bank Tier 1 capital to risk-weighted assets	$150,511	12.10%	$74,639	6.00%	$75,872
Bank Tier 1 capital to average assets	$150,511	9.59%	$62,785	4.00%	$87,726
December 31, 2014
Company total capital to risk-weighted assets	$114,475	12.30%	$74,464	8.00%	$40,011
Company Tier 1 capital to risk-weighted assets	$107,795	11.58%	$37,232	4.00%	$70,563
Company Tier 1 capital to average assets	$107,795	8.57%	$50,291	4.00%	$57,504
Bank total capital to risk-weighted assets	$113,830	12.23%	$74,447	8.00%	$39,383
Bank Tier 1 capital to risk-weighted assets	$107,150	11.51%	$37,223	4.00%	$69,927
Tier 1 capital to average assets	$107,150	8.52%	$50,279	4.00%	$56,871

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$14,198	$—
Mortgage-backed securities-residential	—	512,110	—
Mortgage-backed securities-commercial	—	20,189	—
State and political subdivisions	—	88,687	—

Total securities available for sale	$—	$635,184	$—

Loans held for sale	$—	$16,842	$—

Mortgage banking derivatives	$—	$242	$—

Financial Liabilities
Mortgage banking derivatives	$—	$16	$—

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$30,173	$—
U.S. Treasury Bills	20,000	—	—
Mortgage-backed securities-residential	—	339,067	—
Mortgage-backed securities-commercial	—	6,465	—
State and political subdivisions	—	—	—

Total securities available for sale	$20,000	$375,705	$—

Loans held for sale	$—	$18,462	$—

Mortgage banking derivatives	$—	$285	$—

Financial Liabilities
Mortgage banking derivatives	$—	$132	$—

As of June 30, 2015, the unpaid principal balance of loans held for sale was $16,548 resulting in an unrealized gain of $294 included in gains on sale of loans. For the three months ended June 30, 2015 and 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was ($293) and $329, respectively. For the six months ended June 30, 2015 and 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was ($270) and $538, respectively. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2015.

There were no transfers between level 1 and 2 during 2015 and 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans carried at fair value as of June 30, 2015 or December 31, 2014. For the three months ended June 30, 2015 and 2014, $0 and ($20) in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. For the six months ended June 30, 2015 and 2014, $0 and $46 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $206 and $715 as of June 30, 2015 and December 31, 2014, respectively. There were no properties at June 30, 2015 or 2014 that had required write-downs to fair value resulting in no write downs for the three or six months ending June 30, 2015 and 2014, respectively.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2015 and December 31, 2014 are as follows:

	Carrying Amount	Fair Value Measurements at June 30, 2015 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$43,163	$43,163	$—	$—	$43,163
Securities available for sale	635,184	—	635,184	—	635,184
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	46,815	—	46,885	—	46,885
Loans held for sale	16,842	—	16,842	—	16,842
Net loans	954,175	—	—	953,829	953,829
Restricted equity securities	7,685	n/a	n/a	n/a	n/a
Servicing rights, net	3,298	—	4,679	—	4,679
Accrued interest receivable	4,886	6	2,257	2,623	4,886
Financial liabilities
Deposits	$1,491,986	$940,917	$557,906	$—	$1,498,823
Federal funds purchased and repurchase agreements	36,567	—	36,567	—	36,567
Federal Home Loan Bank advances	57,000	—	57,152	—	57,152
Accrued interest payable	578	47	531	—	578

	Carrying Amount	Fair Value Measurements at December 31, 2014 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$49,347	$49,347	$—	$—	$49,347
Securities available for sale	395,705	20,000	375,705	—	395,705
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	53,332	—	53,741	—	53,741
Loans held for sale	18,462	—	18,462	—	18,462
Net loans	780,508	—	—	782,745	782,745
Restricted equity securities	5,349	n/a	n/a	n/a	n/a
Servicing rights, net	3,053	—	4,180	—	4,180
Accrued interest receivable	3,545	—	1,368	2,177	3,545
Financial liabilities
Deposits	$1,172,233	$848,158	$326,644	$—	$1,174,802
Federal funds purchased and repurchase agreements	39,078	—	39,078	—	39,078
Federal Home Loan Bank advances	19,000	—	19,146	—	19,146
Accrued interest payable	421	33	388	—	421

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

	Three Months Ended June 30,
	2015	2014
Basic
Net income available to common shareholders	$3,109	$2,010
Less: earnings allocated to participating securities	(34)	(20)

Net income allocated to common shareholders	$3,075	$1,990

Weighted average common shares outstanding including participating securities	10,490,972	4,889,873
Less: Participating securities	(116,103)	(49,356)

Average shares	10,374,869	4,840,517

Basic earnings per common share	$0.30	$0.41

Diluted
Net income allocated to common shareholders	$3,075	$1,990
Weighted average common shares outstanding for basic earnings per common share	10,374,869	4,840,517
Add: Dilutive effects of assumed exercises of stock options	457,613	127,848
Add: Dilutive effects of assumed exercises of stock warrants	12,785	3,542

Average shares and dilutive potential common shares	10,845,267	4,971,907

Dilutive earnings per common share	$0.28	$0.40

	Six Months Ended June 30,
	2015	2014
Basic
Net income available to common shareholders	$6,216	$3,514
Less: earnings allocated to participating securities	(73)	(28)

Net income allocated to common shareholders	$6,143	$3,486

Weighted average common shares outstanding including participating securities	9,237,574	4,876,347
Less: Participating securities	(109,183)	(38,325)

Average shares	9,128,391	4,838,022

Basic earnings per common share	$0.67	$0.72

Diluted
Net income allocated to common shareholders	$6,143	$3,486
Weighted average common shares outstanding for basic earnings per common share	9,128,391	4,838,022
Add: Dilutive effects of assumed exercises of stock options	445,611	124,728
Add: Dilutive effects of assumed exercises of stock warrants	12,882	3,542

Average shares and dilutive potential common shares	9,586,884	4,966,292

Dilutive earnings per common share	$0.64	$0.70

For the three months ended June 30, 2015 and 2014, stock options for 147,782 and 245,432 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 210,782 and 249,968 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2015 and 2014 because they were antidilutive.

NOTE 10—CAPITAL OFFERING

The Company commenced its initial public stock offering on March 26, 2015. The Company issued 2,640,000 shares of common stock at a price of $21.00 per share and began trading on the New York Stock Exchange on March 26, 2015, under the ticker symbol “FSB”. Net proceeds were as follows:

Gross proceeds	$55,440
Less: stock offering costs	(5,015)

Net proceeds from issuance of common stock	$50,425

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

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank and BCG Consulting Group, Inc. (“BCG”), together referred to as “the Company.” The Company sold the assets of BCG in December 2014; therefore, only the consolidated statements of income for the three and six months ending June 30, 2014 contain income and expenses that include BCG. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Recent Accounting Pronouncements

There are currently no new accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption that were not disclosed in the Company’s most recent Annual Report on Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

Overview

The Company reported net income of $3,134 and $6,266 for the three and six months ended June 30, 2015, respectively, compared to $2,035 and $3,564 for the three and six months ended June 30, 2014. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and six months ended June 30, 2015 was $3,109 and $6,216, respectively, compared to $2,010 and $3,514 for the three and six months ended June 30, 2014. The primary reason for the increase in net earnings available to common shareholders for the three and six months ended June 30, 2015 was increased interest income on loans and investment securities compared with the same periods in 2014. The increase in loans was due to both significant organic growth and due to the acquisition of MidSouth which, after considering the effect of purchase accounting entries, added $191,416 in loans when the transaction was completed on July 1, 2014. The growth in the securities portfolio is primarily attributable to both organic growth and capital leverage programs implemented during the second quarter of 2015 to utilize proceeds received from the issuance of common stock in conjunction with the Company’s initial public stock offering on March 26, 2015. The acquisition of MidSouth also added $57,431 in securities available-for-sale, after the effect of purchase accounting entries, when the transaction was completed on July 1, 2014.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and six months ended June 30, 2015, totaled $13,327 and $25,484, respectively, compared to $7,348 and $14,443 for the same periods in 2014, an increase of $5,979 and $11,041, or 81.4% and 76.4%, between the respective periods. For the three and six months ended June 30, 2015, interest income increased $6,714 and $12,341, or 77.2% and 72.6%, respectively, due to growth in both the loan and investment securities portfolios. For the three and six months ended June 30, 2015, interest expense increased $735 and $1,300, or 54.4% and 50.9%, respectively, as a result of increases in both interest-bearing deposits and borrowings.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2015 and 2014:

Average Balances (7)—Yields & Rates

(Dollars are in thousands)

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$909,705	$12,173	5.37%	$478,133	$6,380	5.35%
Securities available for sale (6)	512,152	2,790	2.19%	285,086	1,859	2.62%
Securities held to maturity (6)	48,676	336	2.77%	59,619	395	2.66%
Certificates of deposit at other financial institutions	250	2	3.21%	—	—	0.00%
Federal funds sold and other (2)	53,299	112	0.84%	23,898	65	1.09%

TOTAL INTEREST EARNING ASSETS	$1,524,082	$15,413	4.06%	$846,736	$8,699	4.12%
Allowance for loan losses	(7,483)			(5,467)
All other assets	73,183			29,258

TOTAL ASSETS	$1,589,782			$870,527
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$265,844	$261	0.39%	$173,628	$131	0.30%
Money market	443,085	630	0.57%	247,893	454	0.73%
Savings	33,471	38	0.46%	20,639	26	0.51%
Time deposits	402,335	984	0.98%	232,024	603	1.04%
Federal Home Loan Bank advances	48,165	81	0.67%	33,000	80	0.97%
Federal funds purchased and other (3)	53,832	92	0.69%	25,149	57	0.91%

TOTAL INTEREST BEARING LIABILITIES	$1,246,732	$2,086	0.67%	$732,333	$1,351	0.74%
Demand deposits	157,511			64,923
Other liabilities	5,937			2,113
Total shareholders’ equity	179,602			71,158

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,589,782			$870,527
NET INTEREST SPREAD (4)			3.39%			3.38%
NET INTEREST INCOME		$13,327			$7,348
NET INTEREST MARGIN (5)			3.51%			3.48%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$877,749	$23,327	5.36%	$461,948	$12,298	5.37%
Securities available for sale (6)	460,458	5,111	2.24%	280,876	3,787	2.72%
Securities held to maturity (6)	50,584	700	2.79%	58,985	790	2.70%
Certificates of deposit at other financial institutions	250	3	2.42%	—	—	0.00%
Federal funds sold and other (2)	49,154	198	0.81%	27,077	123	0.92%

TOTAL INTEREST EARNING ASSETS	$1,438,195	$29,339	4.11%	$828,886	$16,998	4.14%
Allowance for loan losses	(7,262)			(5,265)
All other assets	71,276			29,337

TOTAL ASSETS	$1,502,209			$852,958
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$283,398	$435	0.31%	$191,733	$297	0.31%
Money market	418,719	1,215	0.59%	242,942	896	0.74%
Savings	32,051	73	0.46%	20,193	51	0.51%
Time deposits	371,593	1,823	0.99%	218,050	1,118	1.03%
Federal Home Loan Bank advances	35,718	146	0.82%	26,619	109	0.83%
Federal funds purchased and other (3)	48,381	163	0.68%	19,193	84	0.88%

TOTAL INTEREST BEARING LIABILITIES	$1,189,860	$3,855	0.65%	$718,730	$2,555	0.72%
Demand deposits	153,827			62,352
Other liabilities	5,919			2,322
Total shareholders’ equity	152,603			69,554

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,502,209			$852,958
NET INTEREST SPREAD (4)			3.46%			3.42%
NET INTEREST INCOME		$25,484			$14,443
NET INTEREST MARGIN (5)			3.57%			3.51%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Average balances are average daily balances.

Interest-earning assets averaged $1,524,082 and $1,438,195 during the three and six months ended June 30, 2015 compared to $846,736 and $828,886 for the same periods in 2014, an increase of $677,346 and $609,309, or 80.0% and 73.5%, respectively. This increase was primarily due to organic growth in both the loan and securities portfolios over the past year, increases to the securities portfolio as a result of a capital leverage program that was implemented during the second quarter of 2015, and due to the acquisition of MidSouth. Average loans increased 90.3% and 90.0% and average investment securities increased 62.7% and 50.4% when comparing the three and six months ended June 30, 2015 with the same periods in 2014. When comparing the three and six months ended June 30, 2015 and 2014, the yield on average interest earning assets decreased six and three basis points to 4.06% and 4.11%, compared to 4.12% and 4.14%, for the same periods during 2014. The yield on available-for-sale securities was 2.19% and 2.24% during the three and six months ended June 30, 2015 compared to 2.62% and 2.72% for the same periods in 2014. The primary driver for the decrease in yield was due to decreases in coupon rates on securities purchased during the past 12 months. For the three and six months ended June 30, 2015, the weighted average coupon rate for available-for-sale securities was 2.99% compared to 3.29% and 3.41% for the same periods in 2014, a decrease of 30 and 42 basis points, respectively. During the six months ending June 30, 2015, the Company purchased securities with total purchased par of $305,160, weighted average yield of 2.45% and weighted average life of 7.1 years.

Interest-bearing liabilities averaged $1,246,732 and $1,189,860 during the three- and six-month periods ending June 30, 2015 compared to $732,333 and $718,730 for the same periods in 2014, an increase of $514,399 and $471,130, or 70.2% and 65.6%, respectively. Total average interest-bearing deposits grew $470,551 and $432,843, including increases in average brokered CDs of $154,452 and $111,316 and average interest-bearing public funds deposits of $86,610 and 80,988 for the three- and six-month periods ending June 30, 2015 as compared to the same periods during 2014. Rapid growth in the loan and investment portfolios also resulted in an increase in average Federal Home Loan Bank advances of $15,165 and $9,099 and average federal funds purchased of $28,683 and $29,188 for the three- and six-month periods ending June 30, 2015 as compared to the same periods during 2014. The cost of interest-bearing liabilities for the three and six months ending June 30, 2015 decreased by seven basis points each when comparing the cost of interest-bearing liabilities with the same periods of 2014, with the largest declines in interest costs being reported in money market deposits and in Federal funds purchased and other.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended June 30, 2015 versus June 30, 2014
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,759	$34	$5,793
Securities available for sale	1,481	(550)	931
Securities held to maturity	(73)	14	(59)
Certificates of deposit at other financial institutions	2	—	2
Federal funds sold and other	79	(32)	47

TOTAL INTEREST INCOME	$7,248	$(534)	$6,714

INTEREST EXPENSE
Deposits
Interest checking	$70	$60	$130
Money market accounts	357	(181)	176
Savings	16	(4)	12
Time deposits	443	(62)	381
Federal Home Loan Bank advances	37	(36)	1
Other borrowed funds	65	(30)	35

TOTAL INTEREST EXPENSE	$988	$(253)	$735

NET INTEREST INCOME	$6,260	$(281)	$5,979

	Net change six months ended June 30, 2015 versus June 30, 2014
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$11,071	$(42)	$11,029
Securities available for sale	2,421	(1,097)	1,324
Securities held to maturity	(113)	23	(90)
Certificates of deposit at other financial institutions	3	—	3
Federal funds sold and other	100	(25)	75

TOTAL INTEREST INCOME	$13,482	$(1,141)	$12,341

INTEREST EXPENSE
Deposits
Interest checking	$142	$(4)	$138
Money market accounts	648	(329)	319
Savings	30	(8)	22
Time deposits	787	(82)	705
Federal Home Loan Bank advances	37	—	37
Other borrowed funds	128	(49)	79

TOTAL INTEREST EXPENSE	$1,772	$(472)	$1,300

NET INTEREST INCOME	$11,710	$(669)	$11,041

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

The provision for loan losses was $805 and $440 for the three months ended June 30, 2015 and 2014, respectively, and $1,430 and $825 for the six months ended June 30, 2015 and 2014, respectively. The higher provision for the six months ended June 30, 2015 compared to the same period in 2014 is due primarily to the Company’s loan growth during the three and six months ended June 30, 2015, compared to the same periods in 2014. Nonperforming loans at June 30, 2015 totaled $947 compared to $1,151 at December 31, 2014, representing 0.1% of total loans at both dates.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2015 was $2,851 and $6,066 compared to $2,430 and $3,851 for the same periods in 2014. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Service charges on deposit accounts	$18	$12	$6	50.0%
Other service charges and fees	690	313	377	120.4%
Net gains on sale of loans	1,463	1,567	(104)	(6.6%)
Investment services	301	35	266	760.0%
Loan servicing fees, net	60	88	(28)	(31.8%)
Gain on sales and calls of investment securities, net	109	63	46	73.0%
Net gain (loss) on foreclosed assets	21	(2)	23	1,150.0%
Other	189	354	(165)	(46.6%)

Total non-interest income	$2,851	$2,430	$421	17.3%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Service charges on deposit accounts	$34	$24	$10	41.7%
Other service charges and fees	1,308	549	759	138.3%
Net gains on sale of loans	3,110	2,351	759	32.3%
Investment services	587	77	510	662.3%
Loan servicing fees, net	103	100	3	3.0%
Gain on sales and calls of investment securities, net	524	71	453	638.0%
Net gain (loss) on foreclosed assets	27	31	(4)	(12.9%)
Other	373	648	(275)	(42.4%)

Total non-interest income	$6,066	$3,851	$2,215	57.5%

Other service charges and fees for the three and six months ending June 30, 2015 increased $377 and $759, or 120.4% and 138.3%, respectively, from the same periods in 2014. The increases for both periods were due to: (1) the MidSouth acquisition, which contributed to an increase in electronic banking fee income; (2) mortgage origination fee income, which increased due to the volume of loans originated during the periods; and (3) nonsufficient funds and overdraft fees, which have increased due to the number of accounts that were added in the MidSouth acquisition.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and Small Business Administration (“SBA”) loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the three months ending June 30, 2015 were $1,463, a decrease of $104, or 6.6%, from the same period during 2014. The decrease was primarily due to less favorable differences between the selling price and the carrying value of the sold loans and due to a decrease in the fair value of mortgage banking derivatives. Net gains for the six months ending June 30, 2015 were $3,110, an increase of $759, or 32.3%, from the same period in 2014. The increase was primarily due to more favorable differences between the selling price and the carrying value of the sold loans and due to an increase in the fair value of mortgage banking derivatives when comparing the six months ending June 30, 2015 with the same period in 2014.

Investment services income for the three and six months ending June 30, 2015 increased $266 and $510, or 760.0% and 662.3%, respectively, in comparison with the same periods in 2014. The increases in both comparative periods were primarily due to the acquisition of MidSouth, which brought an established wealth management division and its existing client base into the Company when the acquisition was completed on July 1, 2014.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of the respective servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the three and six months ending June 30, 2015, net loan servicing fees were $60 and $103 compared to $88 and $100 for the three and six months ending June 30, 2014. The decrease in loan servicing fees when comparing the three months ending June 30, 2015 with the same period in 2014 was primarily related to an increase in amortization of mortgage servicing rights.

Net gain on sale of investment securities increased during the three and six months ending June 30, 2015 increased 73.0% and 638.0%, respectively when compared with the same periods in 2014. The significant increase for the six months ending June 30, 2015 is attributable to the sales and calls of securities during 2015, $291 of which was related to securities called during the first quarter of 2015.

Other non-interest income decreased by $165, or 46.6%, when comparing second quarter 2015 with second quarter 2014; however, it decreased by $275, or 42.4%, when comparing the six months ended June 30, 2015 with the same period in 2014. The decrease is attributed to the compliance consulting fees that were recorded in 2014 by the Company’s subsidiary, BCG, the assets of which the Company sold at the end of 2014. The Company has had no compliance consulting fee income in 2015 due to the sale of BCG.

Non-interest Expense

Non-interest expense for the three and six months ended June 30, 2015 was $10,572 and $20,193, compared to $6,078 and $11,570 compared to the same periods in 2014. These increases were the result of the following components listed in the table below:

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Salaries and employee benefits	$6,071	$3,805	$2,266	59.6%
Occupancy and equipment	1,699	1,009	690	68.4%
FDIC assessment expense	216	120	96	80.0%
Marketing	198	135	63	46.7%
Professional fees	507	279	228	81.7%
Amortization of core deposit intangible	167	—	167	NM
Indirect expenses related to public offering	309	—	309	NM
Other	1,405	730	675	92.5%

Total non-interest expense	$10,572	$6,078	$4,494	73.9%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Salaries and employee benefits	$11,752	$7,350	$4,402	59.9%
Occupancy and equipment	3,278	1,795	1,483	82.6%
FDIC assessment expense	430	239	191	79.9%
Marketing	418	246	172	69.9%
Professional fees	866	633	233	36.8%
Amortization of core deposit intangible	339	—	339	NM
Indirect expenses related to public offering	326	—	326	NM
Other	2,784	1,307	1,477	113.0%

Total non-interest expense	$20,193	$11,570	$8,623	74.5%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth over the past 12 months. Two primary increases for the three and six months ending June 30, 2015, were in salaries and occupancy expenses, which were primarily attributed to: 1) the acquisition of MidSouth, which added the MidSouth employee base and five branch locations to the Bank’s branch network; and 2) the expansion of the Company’s headquarters in downtown Franklin, Tennessee. Also, staffing increased from 136 full-time equivalent employees as of June 30, 2014, to 221 as of June 30, 2015. The increased staffing is due to the retention of the majority of the MidSouth employees to continue to support the branches as well as the addition of key lenders and operational staff needed to facilitate the Company’s growth.

The increase in amortization expense for the core deposit intangible for the three and six months ending June 30, 2015 is directly attributable to the acquisition of MidSouth, which brought a core deposit intangible asset that is being amortized over a period of eight years and two months.

The increase in indirect expenses related to public offering for the three and six months ending June 30, 2015 is attributable to expenses incurred from management’s nationwide “roadshow” marketing campaign related to the Company’s initial public offering (“IPO”).

For the three and six months ended June 30, 2015, other non-interest expenses increased $675 and $1,477, or 92.5% and 113.0%, respectively from the same periods in 2014. Of the increases for the three and six months ending June 30, 2015, $151 and $325 is attributed to the increase in electronic banking expenses associated with the Company’s customers’ increased usage of technology-based services, such as ATM/debit card transactions, internet banking transactions, and other types of automated transactions. Much of the electronic banking expense increase was attributable to the MidSouth acquisition, which added more consumers to the Company’s customer base. Expenses related to the Company’s lending activities, including mortgage lending, accounted for $194 and $273 of the increase for the three and six months ending June 30, 2015, when compared with the same periods in 2014. The remaining increases of $330 and $879 were due to a variety of expense items that include, but are not limited to, deposit account expense, insurance expense, postage and freight, franchise taxes, meals and entertainment, travel, communications expenses, etc.

Income Tax Expense

The Company recognized income tax expense for the three and six months ended June 30, 2015, of $1,667 and $3,661, respectively, compared to $1,225 and $2,335, respectively, for the three and six months ended June 30, 2014. The Company’s year-to-date income tax expense for the period ended June 30, 2015 reflects an effective income tax rate of 36.9% compared to 39.6% for the same period in 2014. The decrease in the effective tax rate resulted from unfavorable permanent differences incurred during the six months ended June 30, 2014, from expenses associated with the acquisition of MidSouth and from stock based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2015 AND DECEMBER 31, 2014

Overview

The Company’s total assets increased by $410,925, or 30.3%, from December 31, 2014 to June 30, 2015. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2015 and December 31, 2014 were $962,191 and $787,188, respectively, an increase of $175,003, or 22.2%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. In addition, the Company added a new health care lending team in the second quarter of 2015 that will be focused on commercial and industrial lending, with emphasis on lending within the health care industry, thereby adding more diversification to the Company’s loans. During the second quarter, this team closed nearly $25 million in loans with a number of approved loans in their pipeline to be closed during the third quarter of 2015.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	June 30, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Residential	$234,107	24.3%	$213,760	27.1%
Construction and land development	293,629	30.5%	239,225	30.4%
Commercial	279,591	29.0%	246,352	31.3%
Commercial and industrial	144,735	15.0%	76,570	9.7%
Consumer and other	7,527	0.8%	8,025	1.0%

Total loans—gross, excluding PCI loans	959,589	99.6%	783,932	99.5%

Total PCI loans (note 1)
Real estate:
Residential	$810	NM	$814	0.1%
Construction and land development	77	NM	77	NM
Commercial	1,752	0.2%	1,798	0.2%
Commercial and industrial	1,639	0.2%	1,624	0.2%
Consumer and other	—	—%	2	NM

Total loans—gross PCI loans	4,278	0.4%	4,315	0.5%

Total gross loans	963,867	100.0%	788,247	100.0%

Less: deferred loan fees, net	(1,676)		(1,059)
Allowance for loan losses	(8,016)		(6,680)

Total loans, net allowance for loan losses	$954,175		780,508

Note 1: PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased 22.3% during the first six months of 2015, primarily due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 15.4% with the majority of the growth occurring in the construction and land development (22.7%) segment. The Company also experienced strong growth of 87.2% in the commercial and industrial segment during the first six months of 2015 due to the second quarter addition of a group of lenders that is focused on commercial and health care lending.

Real estate loans comprised 84.0% of the loan portfolio at June 30, 2015. The following chart displays the Company’s real estate loan portfolio as of June 30, 2015, broken down into the various segments or types of real estate loans that the Company produces and stated as a percentage of total real estate loans:

The largest portion of the real estate loan segments as of June 30, 2015, was construction and land development loans, which totaled 36.3% of real estate loans and was broken down into three sub-segments: residential construction (27.5% of real estate loans), commercial construction (5.2% of real estate loans), and acquisition and development (3.6% of real estate loans). Construction and land development loans totaled $293,706 and made up 30.5% of the total loan portfolio at June 30, 2015. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $281,343 at June 30, 2015, and comprised 34.7% of real estate loans and 29.2% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $234,917 and increased 9.5% during the first six months of 2015 and comprised 29.0% of real estate loans and 24.4% of total loans at June 30, 2015.

Commercial and industrial loans totaled $146,374 at June 30, 2015 and grew 87.2% during the first six months of 2015. Loans in this classification comprised 15.2% of total loans at June 30, 2015, as compared to 9.9% as of December 31, 2014. The commercial and industrial classification primarily consists of commercial loans to small-to-medium sized businesses, but with the addition of the health care lending team during the second quarter of 2015, the composition of that portfolio segment will likely change to reflect the addition of health care and other types of commercial loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at June 30, 2015, excluding unearned net fees and costs.

Loan Maturity Schedule

	June 30, 2015
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Residential	$21,336	$95,414	$118,167	$234,917
Construction and land development	154,346	111,043	28,317	293,706
Commercial	19,506	108,524	153,313	281,343
Commercial and industrial	40,820	73,668	31,886	146,374
Consumer and other	2,496	4,500	531	7,527

Total	$238,504	$393,149	$332,214	963,867

Fixed interest rate	$134,612	$292,362	$152,833	$579,807
Variable interest rate	103,892	100,787	179,381	384,060

Total	$238,504	$393,149	$332,214	963,867

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	Change
Non impaired loans	$846,273	$7,897	0.93%	$626,180	$6,662	1.06%	$220,093	$1,235	-13 bps
MidSouth loans (Note 1)	111,284	—	—%	156,806	—	—%	(45,522)	—	—
Impaired loans	2,032	119	5.86%	946	18	1.90%	1,086	101	396 bps

Non-PCI loans	959,589	8,016	0.84%	783,932	6,680	0.85%	175,657	1,336	-1 bps
PCI loans	4,278	—	—%	4,315	—	—%	(37)	—	—

Total loans	$963,867	$8,016	0.83%	$788,247	$6,680	0.85%	$175,620	$1,346	-2 bps

Note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired, and the remaining fair value adjustment at June 30, 2015 was $2,875 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on July 1, 2014, no allowance for loan loss was recorded at June 30, 2015 related to the acquired loans.

At June 30, 2015, the allowance for loan losses was $8,016, compared to $6,680 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 0.83% and 0.85% at June 30, 2015 and December 31, 2014, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Beginning balance	$6,680	$4,900
Loans charged-off:
Residential real estate	17	—
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer and other	88	—

Total loans charged-off	105	—
Recoveries on loans previously charged-off:
Residential real estate	8	46
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer and other	3	—

Total loan recoveries	11	46
Net (charge-offs) recoveries	(94)	46
Provision for loan losses charged to expense	1,430	825

Total allowance at end of period	$8,016	$5,771

Total loans, gross, at end of period (1)	$963,867	$486,350

Average gross loans (1)	$862,071	$453,699

Allowance to total loans	0.83%	1.19%

Net charge-offs (recoveries) to average loans, annualized	0.02%	(0.02%)

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

	June 30, 2015			December 31, 2014
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	% of Allowance to Total	% of Loan Type to Total Loans
Real estate loans:
Residential	$1,739	21.7%	24.4%	$1,791	26.8%	27.2%
Construction and land development	2,567	32.0%	30.4%	2,690	40.3%	30.4%
Commercial	2,321	29.0%	29.2%	1,494	22.4%	31.5%
Total real estate	6,627	82.7%	84.0%	5,975	89.5%	89.1%
Commercial and industrial	1,324	16.5%	15.2%	650	9.7%	9.9%
Consumer and other	65	0.8%	0.8%	55	0.8%	1.0%

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

The primary component of non-performing loans is non-accrual loans, which as of June 30, 2015 totaled $947. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding no loans that were past due 90 days or more and still accruing interest at June 30, 2015.

The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2015	December 31, 2014
Non-accrual loans	$947	$835
Past due loans 90 days or more and still accruing interest	—	316

Total nonperforming loans	947	1,151
Foreclosed real estate (“OREO”)	206	715

Total nonperforming assets	1,153	1,866
Total nonperforming loans as a percentage of total loans	0.1%	0.1%
Total nonperforming assets as a percentage of total assets	0.1%	0.1%
Allowance for loan losses as a percentage of non-performing loans	846%	580%

As of June 30, 2015, there were three loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$96	10.1%	1
Construction & land development	—	—%	—
Commercial real estate	835	88.2%	1
Commercial & industrial	16	1.7%	1
Consumer	—	—%	—

Total non-accrual loans	$947	100.0%	3

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $635,184 at June 30, 2015, compared to $395,705 at December 31, 2014, an increase of $239,479 or 60.5%. The increase in available-for-sale securities was primarily attributed to the securities purchased during the second quarter as part of the Company’s capital leverage program, which was designed to deploy the capital that was raised at the end of the first quarter of 2015.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $46,815 at June 30, 2015, compared to $53,332 at December 31, 2014, a decrease of $6,517, or 12.2%. The decrease is attributable to securities that were called or matured during the first six months of 2015.

The combined portfolios represented 38.6% and 33.1% of total assets at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $7,685 and $5,349 at June 30, 2015 and December 31, 2014, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The increase from December 31, 2014 to June 30, 2015 was due to the Bank’s growth in capital at the end of the first quarter of 2015, which required the Bank to purchase additional Federal Reserve Bank stock based on the Federal Reserve Bank’s requirements for state member banks.

Bank Premises and Equipment

Bank premises and equipment totaled $9,584 at June 30, 2015 compared to $9,664 at December 31, 2014, a decrease of $80, or 0.8%.

Buildings Held for Sale

At June 30, 2015, the balance in buildings held for sale was zero, compared with the balance of $4,080 at December 31, 2014. Three of the former MidSouth branch properties were reclassified at December 31, 2014 as held for sale, since they had been identified to be sold, and the sale of the properties was probable at that time. These properties were sold to related parties of the Company and were subsequently leased by the Company upon completion of the sale. The sale of these properties settled during the first quarter of 2015, and a gain of $15 was realized as a result of the sale.

Deposits

Deposits represent the Company’s largest source of funds. The Company competes with other financial institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

At June 30, 2015, total deposits were $1,491,986, compared to $1,172,233 at December 31, 2014, an increase of $319,753, or 27.3%. The growth in deposits is primarily attributable to growth in brokered deposits, which is an integral part of the Company’s funding plan. The Company’s deposits are broken out in the table below:

	Jun 30, 2015	Dec 31, 2014	Change ($)	Change (%)
Deposits:
Non-interest bearing deposits	$167,749	$150,337	$17,412	11.6%
Interest checking deposits:
Public funds deposits	168,532	210,587	(42,055)	(20.0)
Non-public funds deposits	94,222	87,930	6,292	7.2
Brokered deposits	992	1,301	(309)	(23.8)

Total interest checking	263,746	299,818	(36,072)	(12.0)

Money market deposits:
Public funds deposits	163,762	131,592	32,170	24.4
Non-public funds deposits	205,666	207,600	(1,934)	(0.9)
Brokered deposits	106,031	32,017	74,014	231.2

Total money market checking	475,459	371,209	104,250	28.1

Savings deposits	33,963	29,675	4,288	14.4
Time deposits:
Non-brokered time deposits	274,274	268,101	6,173	2.3
Brokered time deposits†	276,795	53,093	223,702	421.3

Total time deposits	551,069	321,194	229,875	71.6

Total deposits	$1,491,986	$1,172,233	$319,753	27.3%

†	Brokered time deposits included public funds time deposits of $33,133 and $8,133 at June 30, 2015 and December 31, 2014, respectively, which were part of the Company’s participation in the Certificate of Deposit Account Registry Service (CDARS) program.

Total brokered deposits increased from $86,411 at December 31, 2014 to $383,818 at June 30, 2015, primarily due to brokered deposits that were added as part of the Company’s capital leverage program that was initiated during the second quarter of 2015, the funding from which was used to purchase investment securities to earn an interest rate spread over the brokered deposits, thereby increasing the Company’s net interest income.

Public funds deposits in the form of county deposits are also a part of the Company’s funding strategy and are cyclical in nature, with the highest period of growth being during the first quarter of each calendar year. At June 30, 2015, public funds totaled $365,427, compared with $350,312 at December 31, 2014, an increase of $15,115, or 4.3%.

Time deposits excluding brokered deposits as of June 30, 2015, amounted to $274,274, compared to $268,101 as of December 31, 2014, an increase of $6,173, or 2.3%. Noninterest-bearing checking deposits grew $17,412, or 11.6%, and non-public funds interest checking accounts grew $6,292, or 7.2%, respectively when comparing deposit balances from June 30, 2015 with balances at December 31, 2014.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

June 30, 2015
Three months or less	$40,272
Three through six months	28,869
Six through twelve months	21,267
Over twelve months	85,633

Total	$176,041

Federal Funds Purchased and Repurchase Agreements

As of June 30, 2015, the Company had no federal funds purchased from correspondent banks compared to $16,825 outstanding as of December 31, 2014. Securities sold under agreements to repurchase had an outstanding balance of $36,567 as of June 30, 2015, compared to $22,253 as of December 31, 2014. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati (“FHLB”) which is secured by a blanket pledge of 1-4 family residential mortgages. At June 30, 2015 these advances totaled $57,000, compared with advances of $19,000 at December 31, 2014. The growth in the FHLB advances is attributable to the capital leverage program that management initiated in the second quarter of 2015, the funding for which was initially used to purchase investment securities to earn a spread over the borrowing costs.

At June 30, 2015, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2015	$40,000	0.16%
2016	—	—%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$57,000	0.53%

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of June 30, 2015, $635,184 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $46,815 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $479,240 of the total $681,999 investment securities portfolio on hand at June 30, 2015, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

On March 26, 2015, The Company launched an initial public stock offering and began trading on the New York Stock Exchange under the ticker symbol “FSB.” In the offering, the Company issued 2,640,000 shares of its common stock at a price of $21.00 per share. The IPO was completed during March 2015. Net proceeds were as follows:

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At June 30, 2015, the Company had unfunded loan commitments outstanding of $56,734, unused lines of credit of $272,704, and outstanding standby letters of credit of $10,504.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/ per share data and percentages)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014
Total shareholders’ equity	$177,081	$178,541	$121,799	$116,454	$74,199
Less: Preferred stock	10,000	10,000	10,000	10,000	10,000

Total common shareholders’ equity	167,081	168,541	111,799	106,454	64,199
Less: Goodwill and other intangibles	11,538	11,709	11,886	12,074	240

Tangible common shareholders’ equity	$155,543	$156,832	$99,913	$94,380	$63,959
Common shares outstanding	10,502,671	10,465,930	7,756,411	7,739,644	4,915,907

Tangible book value per share	$14.81	$14.99	$12.88	$12.19	$13.01

Net income available to common shareholders	$3,109	$3,107	$2,810	$1,990	$2,010
Average tangible common equity	157,959	103,475	97,630	96,310	60,915

Return on average tangible common equity	7.89%	12.18%	11.42%	8.20%	13.23%

Efficiency Ratio:
Net interest income	$13,327	$12,157	$12,123	$11,127	$7,348
Noninterest income	2,851	3,215	2,926	3,274	2,430

Operating revenue	16,178	15,372	15,049	14,401	9,778
Expense
Total noninterest expense	10,572	9,621	9,863	10,389	6,078

Efficiency ratio	65.35%	62.59%	65.54%	72.14%	62.16%

Reported yield on loans	5.37%	5.35%	5.67%	5.92%	5.77%
Effect of accretion income on acquired loans	(0.32%)	(0.28%)	(0.36%)	(0.43%)	0.00%

Adjusted yield on loans	5.05%	5.07%	5.31%	5.49%	5.77%

Reported net interest margin	3.51%	3.65%	3.97%	3.86%	3.48%
Effect of accretion income on acquired loans	(0.19%)	(0.18%)	(0.23%)	(0.27%)	0.00%
Effect of premium amortization of acquired deposits	(0.01%)	(0.01%)	(0.02%)	(0.02%)	0.00%

Adjusted net interest margin	3.31%	3.46%	3.72%	3.57%	3.48%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014
Income Statement Data ($):
Interest income	15,413	13,926	13,742	12,692	8,699
Interest expense	2,086	1,769	1,619	1,565	1,351
Net interest income	13,327	12,157	12,123	11,127	7,348
Provision for loan losses	805	625	885	664	440
Noninterest income	2,851	3,215	2,926	3,274	2,430
Noninterest expense	10,572	9,621	9,863	10,389	6,078
Net income before taxes	4,801	5,126	4,301	3,348	3,260
Income tax expense	1,667	1,994	1,466	1,333	1,225
Net income	3,134	3,132	2,835	2,015	2,035
Net income available to common shareholders	3,109	3,107	2,810	1,990	2,010
Earnings per share, basic	0.30	0.39	0.36	0.26	0.41
Earnings per share, diluted	0.28	0.37	0.34	0.25	0.40
Profitability (%)
Return on average assets	0.79	0.90	0.88	0.67	0.94
Return on average equity	7.00	10.14	9.40	7.02	11.47
Return on average tangible common equity	7.89	12.18	11.42	8.20	13.23
Efficiency ratio	65.35	62.59	65.54	72.14	62.16
Net interest margin	3.51	3.65	3.97	3.86	3.48
Balance Sheet Data ($):
Loans (including HFS)	979,033	897,001	805,650	744,927	501,664
Allowance for loan losses	8,016	7,308	6,680	5,883	5,771
Cash	43,413	48,580	49,347	36,657	26,054
Securities	681,999	507,170	449,037	403,043	322,607
Goodwill	9,124	9,124	9,124	9,121	157
Intangible assets	2,414	2,585	2,762	2,953	83
Assets	1,766,752	1,509,430	1,355,827	1,238,579	872,142
Deposits	1,491,986	1,271,602	1,172,233	1,051,558	747,324
Liabilities	1,589,671	1,330,889	1,234,028	1,122,125	797,943
Total equity	177,081	178,541	121,799	116,454	74,199
Common equity	167,081	168,541	111,799	106,454	64,199
Tangible common equity	155,543	156,832	99,913	94,380	63,959
Asset Quality (%)
Nonperforming loans / total loans	0.10	0.14	0.15	0.47	0.34
Nonperforming assets / total loans + OREO	0.12	0.19	0.24	0.70	0.58
Loan loss reserve / loans (excluding HFS)	0.83	0.84	0.85	0.82	1.19
Net charge-offs / average loans	0.04	0.00	0.04	0.30	(0.02)
Capital (%)
Tangible common equity to tangible assets	8.86	10.47	7.43	7.70	7.34
Leverage ratio	10.19	11.41	8.57	8.83	8.39
Tier 1 common ratio	12.29	14.01	10.51	11.17	11.10
Tier 1 risk-based capital ratio	12.86	14.95	11.58	12.35	12.86
Total risk-based capital ratio	13.50	15.64	12.30	13.05	13.88

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending June 30, 2015, net interest income was estimated to increase 0.96% and 0.91% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 4.58% and 17.69% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of June 30, 2015.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	44,611	-9,588	-17.69%
-100	51,718	-2,481	-4.58%
Base	54,199	—	0.00%
+100	54,721	522	0.96%
+200	54,693	494	0.91%
+300	55,093	894	1.65%
+400	54,877	678	1.25%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Actual or anticipated issuances or sales of additional amounts of our common stock in the future could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would dilute the percentage ownership interest held by shareholders prior to such issuance. As of May 10, 2015, we had 10,501,462 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 2,640,000 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act), may be sold publicly only in compliance with certain limitations. In addition, 2,766,191 shares of our outstanding common stock were issued pursuant to a registration statement on Form S-4 in connection with the acquisition of MidSouth and are freely tradable. Other than certain of the restricted shares we previously issued under our 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), and subject in certain cases to lock-up restrictions with respect to our directors and executive officers that restrict their ability, with certain exceptions, to transfer shares of our common stock held by them for a period of 180 days following the IPO, the remaining 4,084,234 outstanding shares of our common stock may be sold in the market over time in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. We plan to file a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 shares of our common stock for issuance under our 2007 Plan. Subject to certain exceptions, approximately 1,224,003 shares of our common stock will become eligible for sale upon expiration of the 180-day lock-up period. Accordingly, the market price of our common stock could be adversely affected by actual of anticipated sales of a significant number of shares of our common stock in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the second quarter of 2015 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
04/02/2015	314	Options Exercised	$11.75	$(1)0.00
	649	Options Exercised	$10.00	$(1)0.00
	208	Options Exercised	$10.50	$(1)0.00
	239	Options Exercised	$12.00	$(1)0.00
	34	Options Exercised	$13.00	$(1)0.00
04/26/2015	250	Warrants Exercised	$12.00	$3,000.00
05/05/2015	1,250	Options Exercised	$12.00	$15,000.00
	125	Options Exercised	$12.00	$1,500.00
	25	Options Exercised	$12.00	$300.00
05/06/2015	500	Options Exercised	$12.00	$6,000.00
05/15/2015	125	Options Exercised	$12.00	$1,500.00
	125	Options Exercised	$12.00	$1,500.00
	150	Options Exercised	$12.00	$1,800.00
05/21/2015	125	Options Exercised	$12.00	$1,500.00
	425	Options Exercised	$12.00	$5,100.00
06/18/2015	175	Options Exercised	$12.00	$2,100.00
	125	Options Exercised	$12.00	$1,500.00

(1)	These option exercises were cashless exercises.

Neither the exercises of the warrants and options nor their original issuances involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Triple Net Office Lease Agreement, by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

August 13, 2015	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Triple Net Office Lease Agreement, by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.