Form 10-Q
period 2015-09-30
Franklin Financial Network Inc.
filed 2015-11-13
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 9, 2015, was 10,525,680.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on March 27, 2015 (the “Prospectus”) and those described in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and Part II of this Quarterly Report on Form 10-Q.

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Dollar amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from financial institutions	$47,658	$49,347
Certificates of deposit at other financial institutions	250	250
Securities available for sale	624,420	395,705
Securities held to maturity (fair value 2015—$134,028 and 2014—$53,741)	132,134	53,332
Loans held for sale, at fair value	14,666	18,462
Loans	1,123,826	787,188
Allowance for loan losses	(9,744)	(6,680)

Net loans	1,114,082	780,508

Restricted equity securities, at cost	7,691	5,349
Premises and equipment, net	9,360	9,664
Accrued interest receivable	6,108	3,545
Bank owned life insurance	22,452	11,664
Deferred tax asset	5,980	6,780
Buildings held for sale	—	4,080
Foreclosed assets	206	715
Servicing rights, net	3,415	3,053
Goodwill	9,124	9,124
Core deposit intangible, net	2,199	2,698
Other assets	2,793	1,551

Total assets	$2,002,538	$1,355,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$177,452	$150,337
Interest bearing	1,537,142	1,021,896

Total deposits	1,714,594	1,172,233
Federal funds purchased and repurchase agreements	37,618	39,078
Federal Home Loan Bank advances	57,000	19,000
Accrued interest payable	587	421
Other liabilities	5,129	3,296

Total liabilities	1,814,928	1,234,028
Shareholders’ equity
Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 1,000,000 shares authorized; 10,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10,000	10,000
Common stock, no par value; 20,000,000 shares authorized; 10,524,630 and 7,756,411 shares issued and outstanding at September 30, 2015 and December 31 2014, respectively	146,645	94,251
Retained earnings	26,713	15,372
Accumulated other comprehensive income	4,252	2,176

Total shareholders’ equity	187,610	121,799

Total liabilities and shareholders’ equity	$2,002,538	$1,355,827

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income and dividends
Loans, including fees	$14,744	$10,168	$38,071	$22,466
Securities:
Taxable	3,462	2,395	9,084	6,932
Tax-exempt	966	20	1,155	60
Dividends on restricted equity securities	100	84	250	175
Federal funds sold and other	29	25	80	57

Total interest income	19,301	12,692	48,640	29,690

Interest expense
Deposits	2,417	1,446	5,963	3,808
Federal funds purchased and repurchase agreements	69	39	232	123
Federal Home Loan Bank advances	79	80	225	189

Total interest expense	2,565	1,565	6,420	4,120

Net interest income	16,736	11,127	42,220	25,570
Provision for loan losses	1,724	664	3,154	1,489

Net interest income after provision for loan losses	15,012	10,463	39,066	24,081

Noninterest income
Service charges on deposit accounts	44	13	78	37
Other service charges and fees	679	600	1,987	1,149
Net gains on sale of loans	2,463	1,875	5,573	4,226
Loan servicing fees, net of amortization of servicing assets	84	73	187	173
Gain on sales and calls of securities	5	22	529	93
Net gain (loss) on foreclosed assets	3	(3)	30	28
Wealth management	327	287	914	364
Other	193	407	566	1,055

Total noninterest income	3,798	3,274	9,864	7,125

Noninterest expense
Salaries and employee benefits	6,208	6,144	17,960	13,494
Occupancy and equipment	1,683	1,443	4,961	3,238
FDIC assessment expense	362	181	792	420
Marketing	277	224	695	470
Professional fees	516	961	1,382	1,594
Amortization of core deposit intangible	160	184	499	184
Indirect expenses related to public offering	—	—	314	—
Other	1,647	1,252	4,443	2,559

Total noninterest expense	10,853	10,389	31,046	21,959

Income before income tax expense	7,957	3,348	17,884	9,247
Income tax expense	2,807	1,333	6,468	3,668

Net income	5,150	2,015	11,416	5,579
Dividends paid on Series A preferred stock	(25)	(25)	(75)	(75)

Net income available to common shareholders	$5,125	$1,990	$11,341	$5,504

Earnings per share:
Basic	$0.49	$0.26	$1.17	$0.94
Diluted	0.46	0.25	1.12	0.91

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,150	$2,015	$11,416	$5,579
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	7,871	(623)	4,006	7,445
Reclassification adjustment for gains included in net income	(5)	(22)	(529)	(93)

Net unrealized gains (losses)	7,866	(645)	3,477	7,352
Tax effect	(3,090)	247	(1,401)	(2,815)

Total other comprehensive income (loss)	4,776	(398)	2,076	4,537

Comprehensive income	$9,926	$1,617	$13,492	$10,116

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	$10,000	4,862,875	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options	—	6,508	56	—	—	56
Dividends paid on Series A preferred stock	—	—	—	(75)	—	(75)
Issuance of restricted stock, net of forfeitures	—	83,725	—	—	—	—
Stock based compensation expense	—	—	457	—	—	457
Stock issued in conjunction with 401(k) employer match	—	20,345	275	—	—	275
Stock and stock options (137,280 options) issued related to MidSouth Bank acquisition, net of stock issuance costs of $514		2,766,191	40,462			40,462
Net income	—	—	—	5,579	—	5,579
Other comprehensive income	—	—	—	—	4,537	4,537

Balance at September 30, 2014	$10,000	7,739,644	$93,888	$12,562	$4	$116,454

Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options	—	80,331	780	—	—	780
Exercise of common stock warrants	—	4,970	60	—	—	60
Dividends paid on Series A preferred stock	—	—	—	(75)	—	(75)
Issuance of restricted stock, net of forfeitures		28,229	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	619	—	—	619
Stock issued related to initial public offering, net of stock issuance costs of $5,017	—	2,640,000	50,423	—	—	50,423
Stock issued in conjunction with 401(k) employer match, net of distributions	—	14,689	365	—	—	365
Excess tax benefit from exercise of stock options	—	—	147	—	—	147
Net income	—	—	—	11,416	—	11,416
Other comprehensive income	—	—	—	—	2,076	2,076

Balance at September 30, 2015	$10,000	10,524,630	$146,645	$26,713	$4,252	$187,610

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$11,416	$5,579
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	996	616
Accretion of purchase accounting adjustments	(1,551)	(831)
Net amortization of securities	3,426	1,928
Amortization of loan servicing right asset	644	547
Amortization of core deposit intangible	499	184
Provision for loan losses	3,154	1,489
Excess tax benefit related to the exercise of stock options	(147)	—
Origination of loans held for sale	(236,831)	(191,142)
Proceeds from sale of loans held for sale	245,194	186,618
Net gain on sale of loans	(5,573)	(4,226)
Gain on sale of available for sale securities	(380)	(93)
Gain on call of held to maturity securities	(149)	—
Income from bank owned life insurance	(444)	(203)
(Gain) loss on sale of foreclosed assets	(22)	(28)
Stock-based compensation expense	619	457
Compensation expense related to common stock issued to 401(k) plan	356	294
Recognition of deferred gain on sale of loans	(27)	(31)
Recognition of deferred gain on sale of foreclosed assets	(8)	(2)
Net change in:
Accrued interest receivable and other assets	(4,406)	101
Accrued interest payable and other liabilities	2,190	(705)

Net cash from operating activities	18,956	552
Cash flows from investing activities
Available for sale securities:
Sales	52,064	34,087
Purchases	(467,067)	(118,611)
Maturities, prepayments and calls	187,222	69,465
Held to maturity securities:
Purchases	(88,550)	(8,601)
Maturities, prepayments and calls	9,394	8,655
Net change in loans	(335,238)	(114,676)
Purchase of bank owned life insurance	(10,344)	—
Proceeds from sale of buildings held for sale	4,080	—
Purchase of restricted equity securities	(2,342)	(745)
Proceeds from sale of foreclosed assets	531	634
Purchases of premises and equipment, net	(692)	(2,941)
Net cash received from acquisition	—	12,197

Net cash from investing activities	(650,942)	(120,536)
Cash flows from financing activities
Increase in deposits	542,422	125,903
Increase (decrease) in federal funds purchased and repurchase agreements	(1,460)	9,054
Proceeds from Federal Home Loan Bank advances	157,000	15,000
Repayment of Federal Home Loan Bank advances	(119,000)	(11,000)
Proceeds from exercise of common stock warrants	60	—
Proceeds from exercise of common stock options, including excess tax benefit	927	56
Proceeds from issuance of common stock, net of offering costs	50,423	(514)
Dividends paid on preferred stock	(75)	(75)

Net cash from financing activities	630,297	138,424

Net change in cash and cash equivalents	(1,689)	18,440
Cash and cash equivalents at beginning of period	49,347	18,217

Cash and cash equivalents at end of period	$47,658	$36,657

Supplemental information:
Interest paid	$6,254	$3,905
Income taxes paid	6,339	4,546
Non-cash supplemental information:
Transfers from loans to foreclosed assets	$—	$1,315
Fair value of stock and stock options issued related to MidSouth Bank acquisition	$—	$40,976

See accompanying notes to condensed consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Franklin Financial Network, Inc. (“FFN”), and its wholly owned subsidiaries, Franklin Synergy Bank and BCG Consulting Group, Inc. (“BCG”), together referred to as “the Company,” have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2015.

NOTE 2—ACQUISITIONS

Acquisition of MidSouth Bank

On July 1, 2014 the Company completed the acquisition of MidSouth Bank (“MidSouth”), pursuant to the terms of the Agreement and Plan of Reorganization and Bank Merger (the “merger agreement”) dated November 19, 2013.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $9,124, which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

At September 30, 2015, there were no circumstances or significant changes that have occurred since July 1, 2014 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill.

In the acquisition, the Company purchased $184,345 of loans at fair value, net of $7,347, or 3.8%, estimated discount to the outstanding principal balance, representing 38.0% of the Company’s total loans at September 30, 2014. Of the total loans acquired, management identified loans totaling $5,527 as having credit deficiencies. All loans that were on non-accrual status and all loan relationships that were identified as substandard or impaired as of the acquisition date were considered by management to be credit-impaired and are accounted for pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of July 1, 2014 for purchased credit-impaired (“PCI”) loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$8,510
Non-accretable difference	(1,745)

Cash flows expected to be collected	6,765
Accretable yield	(1,238)

Total purchased credit-impaired loans acquired	$5,527

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition had an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $3,060, which is being amortized utilizing an accelerated amortization method over an estimated economic life of 8.2 years. Through September 30, 2015, the Company has recorded amortization of core deposit intangibles totaling $861.

Pro forma information

Pro forma data for the nine-month period ended September 30, 2014 listed in the table below presents pro forma information as if the MidSouth acquisition occurred at the beginning of 2014. Because the MidSouth transaction closed on July 1, 2014, and its actual results are included in the Company’s actual operating results for the three-month periods ended September 30, 2014 and 2015 and for the nine-month period ended September 30, 2015, there is no pro forma information for those periods.

Nine Months Ended Sept 30, 2014
Net interest income	$31,619
Net income available to common shareholders	6,353

Earnings per share—basic	$0.82
Earnings per share—diluted	$0.80

Supplemental pro forma earnings for the nine months ended September 30, 2014 were adjusted to exclude acquisition-related costs that were incurred during the nine months ended September 30, 2014 of $2,112. Supplemental pro forma earnings for the nine months ended September 30, 2014 were adjusted to include discount accretion and premium amortization related to the fair value adjustments to acquisition date assets and liabilities, as appropriate.

During the nine months ended September 30, 2014, the acquisition of MidSouth increased pro forma net interest income by approximately $6,049 and net income available to common shareholders by approximately $849.

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. government sponsored entities and agencies	$14,211	$253	$(46)	$14,418
Mortgage-backed securities: residential	508,817	6,868	(1,086)	514,599
Mortgage-backed securities: commercial	20,169	161	—	20,330
State and political subdivisions	74,220	896	(43)	75,073

Total	$617,417	$8,178	$(1,175)	$624,420

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$30,070	$417	$(314)	$30,173
U.S. Treasury securities	20,000	—	—	20,000
Mortgage-backed securities: residential	335,677	4,593	(1,203)	339,067
Mortgage-backed securities: commercial	6,432	33	—	6,465

Total	$392,179	$5,043	$(1,517)	$395,705

The amortized cost and fair value of the held to maturity securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2015
U.S. government sponsored entities and agencies	$3,301	$13	$(42)	$3,272
Mortgage backed securities: residential	31,691	658	(318)	32,031
State and political subdivisions	97,142	1,605	(22)	98,725

Total	$132,134	$2,276	$(382)	$134,028

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$5,550	$162	$(87)	$5,625
Mortgage backed securities: residential	38,587	555	(562)	38,580
State and political subdivisions	9,195	351	(10)	9,536

Total	$53,332	$1,068	$(659)	$53,741

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds	$19,776	$9,767	$54,064	$34,087
Gross gains	95	31	485	256
Gross losses	(90)	(9)	(105)	(163)

Calls of held to maturity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds	$—	$—	$2,300	$—
Gross gains	—	—	149	—
Gross losses	—	—	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2015
	Amortized Cost	Fair Value
Available for sale
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	—	—
Over five years through ten years	7,761	8,009
Over ten years	80,670	81,482
Mortgage-backed securities: residential	508,817	514,599
Mortgage-backed securities: commercial	20,169	20,330

Total	$617,417	$624,420

Held to maturity
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	1,307	1,366
Over five years through ten years	3,024	3,091
Over ten years	96,112	97,540
Mortgage-backed securities: residential	31,691	32,031

Total	$132,134	$134,028

Securities pledged at September 30, 2015 and December 31, 2014 had a carrying amount of $467,080 and $366,764 and were pledged to secure public deposits and repurchase agreements.

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Available for sale
U.S. government sponsored entities and agencies	$—	$—	$1,654	$(46)	$1,654	$(46)
Mortgage-backed securities: residential	77,224	(620)	26,253	(466)	103,477	(1,086)
State and political subdivisions	2,981	(43)	—	—	2,981	(43)

Total available for sale	$80,205	$(663)	$27,907	$(512)	$108,112	$(1,175)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,979	$(21)	$979	$(21)	$2,958	$(42)
Mortgage-backed securities: residential	1,800	(6)	5,690	(312)	7,490	(318)
State and political subdivisions	4,671	(22)	—	—	4,671	(22)

Total held to maturity	$8,450	$(49)	$6,669	$(333)	$15,119	$(382)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available for sale
U.S. government sponsored entities and agencies	$9,999	$(1)	$8,232	$(313)	$18,231	$(314)
Mortgage-backed securities: residential	59,078	(323)	41,939	(880)	101,017	(1,203)

Total available for sale	$69,077	$(324)	$50,171	$(1,193)	$119,248	$(1,517)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,913	$(87)	$2,913	$(87)
Mortgage-backed securities: residential	5,246	(25)	13,001	(537)	18,247	(562)
State and political subdivisions	507	(1)	592	(9)	1,099	(10)

Total held to maturity	$5,753	$(26)	$16,506	$(633)	$22,259	$(659)

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

NOTE 4—LOANS

Loans at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Loans that are not PCI loans
Construction and land development	$334,208	$239,225
Commercial real estate:
Nonfarm, nonresidential	303,657	240,975
Other	9,478	5,377
Residential real estate:
Closed-end 1-4 family	144,080	130,631
Other	104,371	83,129
Commercial and industrial	219,341	76,570
Consumer and other	6,893	8,025

Loans before net deferred loan fees	1,122,028	783,932
Deferred loan fees, net	(2,115)	(1,059)

Total loans that are not PCI loans	1,119,913	782,873

PCI loans
Construction and land development	$77	$77
Commercial real estate:
Nonfarm, nonresidential	1,452	1,798
Other	—	—
Residential real estate:
Closed-end 1-4 family	707	706
Other	2	108
Commercial and industrial	1,675	1,624
Consumer and other	—	2

Total PCI loans	3,913	4,315

Allowance for loan losses	(9,744)	(6,680)

Total loans, net of allowance for loan losses	$1,114,082	$780,508

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2015 and 2014:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016
Provision (credit) for loan losses	461	135	(71)	1,253	(54)	1,724
Loans charged-off	—	—	(15)	(15)	(33)	(63)
Recoveries	—	—	6	—	61	67

Total ending allowance balance	$3,028	$2,456	$1,659	$2,562	$39	$9,744

Three Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$1,910	$1,740	$1,560	$508	$53	$5,771
Provision (credit) for loan losses	231	173	192	72	(4)	664
Loans charged-off	—	(540)	(11)	(4)	—	(555)
Recoveries	—	—	3	—	—	3

Total ending allowance balance	$2,141	$1,373	$1,744	$576	$49	$5,883

There was $5 in allowance for loan losses for PCI loans for the three months ended September 30, 2015. There was no allowance for loan losses for the three months ended September 30, 2014.

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2015 and 2014:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision (credit) for loan losses	338	962	(114)	1,927	41	3,154
Loans charged-off	—	—	(32)	(15)	(121)	(168)
Recoveries	—	—	14	—	64	78

Total ending allowance balance	$3,028	$2,456	$1,659	$2,562	$39	$9,744

Nine Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$1,552	$1,511	$1,402	$337	$98	$4,900
Provision (credit) for loan losses	589	402	304	243	(49)	1,489
Loans charged-off	—	(540)	(11)	(4)	—	(555)
Recoveries	—	—	49	—	—	49

Total ending allowance balance	$2,141	$1,373	$1,744	$576	$49	$5,883

There was $5 in allowance for loan losses for PCI loans for the nine months ended September 30, 2015. There was no allowance for loan losses for the nine months ended September 30, 2014.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014. For purposes of this table, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$80	$—	$80
Collectively evaluated for impairment	3,028	2,451	1,659	2,482	39	9,659
Purchased credit-impaired loans	—	5	—	—	—	5

Total ending allowance balance	$3,028	$2,456	$1,659	$2,562	$39	$9,744

Loans:
Individually evaluated for impairment	$—	$914	$709	$102	$25	$1,750
Collectively evaluated for impairment	334,208	312,221	247,742	219,239	6,868	1,120,278
Purchased credit-impaired loans	77	1,452	709	1,675	—	3,913

Total ending loans balance	$334,285	$314,587	$249,160	$221,016	$6,893	$1,125,941

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$18	$—	$18
Collectively evaluated for impairment	2,690	1,494	1,791	632	55	6,662
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

Loans:
Individually evaluated for impairment	$—	$835	$93	$18	$—	$946
Collectively evaluated for impairment	239,225	245,517	213,667	76,552	8,025	782,986
Purchased credit-impaired loans	77	1,798	814	1,624	2	4,315

Total ending loans balance	$239,302	$248,150	$214,574	$78,194	$8,027	$788,247

Loans collectively evaluated for impairment reported at September 30, 2015 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. At September 30, 2015, acquired non-PCI loans were recorded at $104,853, comprised of contractually unpaid principal totaling $107,563 net of discounts totaling $2,710. Management evaluated these loans for credit deterioration since acquisition and determined that no allowance for loan losses was necessary at September 30, 2015.

The following table presents information related to impaired loans by class of loans as of September 30, 2015 and December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2015
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,501	$914	$—
Residential real estate:
Other	709	709	—
Commercial and industrial	22	22	—
Consumer and other	25	25	—

Subtotal	3,257	1,670	—
With an allowance recorded:
Commercial and industrial	80	80	80

Subtotal	80	80	80

Total	$3,337	$1,750	$80

December 31, 2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
Residential real estate:
Closed-end 1-4 family	93	93	—

Subtotal	2,515	928	—

With an allowance recorded:
Commercial and industrial	18	18	18

Subtotal	18	18	18

Total	$2,533	$946	$18

The following table presents the average recorded investment of impaired loans by class of loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Recorded Investment	2015	2014	2015	2014
With no allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate:
Nonfarm, nonresidential	918	211	873	71
Residential real estate:
Closed-end 1-4 family	33	—	188	—
Other	712	—	317	—
Commercial and industrial	23	—	77	—
Consumer and other	25	—	8	—

Subtotal	1,711	211	1,463	71

With an allowance recorded:
Construction and land development	$—	$—	$—	$—
Commercial real estate:
Nonfarm, nonresidential	—	1,194	—	837
Residential real estate:
1-4 family	—	—	—	476
Commercial and industrial	90	64	50	65
Consumer and other	16	—	10	—

Subtotal	106	1,258	60	1,378

Total	$1,817	$1,469	$1,523	$1,449

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

	Nonaccrual	Loans Past Due Over 90 Days
September 30, 2015
Commercial real estate:
Nonfarm, nonresidential	$835	$—

Total	$835	$—

December 31, 2014
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end 1-4 family	—	316

Total	$835	$316

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
September 30, 2015
Construction and land development	$1,358	$—	$—	$1,358	$332,850	$77	$334,285
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	302,822	1,452	305,109
Other	—	—	—	—	9,478	—	9,478
Residential real estate:
Closed-end 1-4 family	839	—	—	839	143,241	707	144,787
Other	—	—	—	—	104,371	2	104,373
Commercial and industrial	123	—	—	123	219,218	1,675	221,016
Consumer and other	1	—	—	1	6,892	—	6,893

	$2,321	$—	$835	$3,156	$1,118,872	$3,913	$1,125,941

December 31, 2014
Construction and land development	$354	$—	$—	$354	$238,871	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	240,140	1,798	242,773
Other	—	—	—	—	5,377	—	5,377
Residential real estate:
Closed-end 1-4 family	299	165	316	780	129,851	706	131,337
Other	52	—	—	52	83,077	108	83,237
Commercial and industrial	—	212	—	212	76,358	1,624	78,194
Consumer and other	—	—	—	—	8,025	2	8,027

	$705	$377	$1,151	$2,233	$781,699	$4,315	$788,247

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Total
September 30, 2015
Construction and land development	$334,208	$—	$77	$334,285
Commercial real estate:
Nonfarm, nonresidential	302,387	—	2,722	305,109
Other	9,478	—	—	9,478
Residential real estate:
Closed-end 1-4 family	143,564	—	1,223	144,787
Other	103,663	—	710	104,373
Commercial and industrial	219,522	—	1,494	221,016
Consumer and other	6,868	—	25	6,893

	$1,119,690	$—	$6,251	$1,125,941

December 31, 2014
Construction and land development	$239,225	$—	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	239,584	—	3,189	242,773
Other	5,377	—	—	5,377
Residential real estate:
Closed-end 1-4 family	128,869	—	2,468	131,337
Other	83,129	—	108	83,237
Commercial and industrial	76,552	—	1,642	78,194
Consumer and other	8,025	—	2	8,027

	$780,761	$—	$7,486	$788,247

Purchased Credit-Impaired (“PCI”) Loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2015 and December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	Sept 30, 2015	Dec 31, 2014
Contractually required principal and interest	$5,872	$6,532
Non-accretable difference	(307)	(1,270)

Cash flows expected to be collected	5,565	5,262
Accretable yield	(1,652)	(947)

Carrying value of acquired loans	3,913	4,315
Allowance for loan losses	(5)	—

Carrying value less allowance for loan losses	$3,908	$4,315

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the nine months ended September 30, 2015. These adjustments resulted in a decrease in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three- and nine-month periods ended September 30, 2015.

Activity during the three-month period ended September 30, 2015	Jun 30, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Sept 30, 2015
Contractually required principal and interest	$6,000	$—	$—	$(128)	$5,872
Non-accretable difference	(973)	—	839	(173)	(307)

Cash flows expected to be collected	5,027	—	839	(301)	5,565
Accretable yield	(749)	—	447	(1,350)	(1,652)

Carrying value of acquired loans	$4,278	$—	$1,286	$(1,651)	$3,913

Activity during the nine-month period ended September 30, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Sept 30, 2015
Contractually required principal and interest	$6,532	$—	$—	$(660)	$5,872
Non-accretable difference	(1,270)	—	839	124	(307)

Cash flows expected to be collected	5,262	—	839	(536)	5,565
Accretable yield	(947)	—	637	(1,342)	(1,652)

Carrying value of acquired loans	$4,315	$—	$1,476	$(1,878)	$3,913

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 5—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$461,121	$414,222
Other	3,613	3,986

The components of net loan servicing fees for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loan servicing fees, net:
Loan servicing fees	$287	$253	$831	$720
Amortization of loan servicing fees	(203)	(180)	(644)	(547)
Change in impairment	—	—	—	—

Total	$84	$73	$187	$173

The fair value of servicing rights was estimated by management to be approximately $4,264 at September 30, 2015. Fair value for September 30, 2015 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 11.5%. At December 31, 2014, the fair value of servicing rights was estimated by management to be approximately $4,180. Fair value for December 31, 2014 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.8%.

The weighted average amortization period is 6.77 years. Estimated amortization expense for each of the next three years is:

2015	$782
2016	552
2017	552

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 4,970 warrants exercised during the nine months ended September 30, 2015, for which the Company received cash proceeds of $60. The exercised warrants had an aggregate intrinsic value of $46 at the date of exercise. No warrants were exercised during the nine months ended September 30, 2014. At September 30, 2015, there were 26,907 outstanding warrants associated with the 2010 offering.

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

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of stock options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. Shareholders approved amendments to the Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”) to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At September 30, 2015, there were 2,364,492 authorized shares available for issuance.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	September 30, 2015	September 30, 2014
Risk-free interest rate	1.84%	1.81%
Expected term	7.5 years	5.9 years
Expected stock price volatility	25.00%	10.85%
Dividend yield	0.22%	0.23%

The weighted average fair value of options granted for the nine months ended September 30, 2015 and 2014 were $6.41 and $4.12, respectively.

A summary of the activity in the stock option plans for the nine months ended September 30, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,210,660	$11.32	6.53	$7,244
Granted	226,782	20.78
Exercised	(93,754)	11.53
Forfeited, expired, or cancelled	(4,417)	19.02

Outstanding at period end	1,339,271	$12.88	6.39	$12,685

Vested or expected to vest	1,272,307	$12.88	6.39	$12,051
Exercisable at period end	829,072	$10.76	5.06	$9,606

The Company received cash proceeds of $780 for the options exercised during the nine months ended September 30, 2015. The exercised options had an aggregate intrinsic value of $839 at the date of exercise.

As of September 30, 2015, there was $1,733 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of activity for non-vested restricted share awards for the nine months ended September 30, 2015 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at beginning of year	102,710	$13.93
Granted	31,938	20.69
Vested	(25,075)	14.08
Forfeited	(3,709)	15.99

Non-vested at period end	105,864	$15.89

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2015, there was $1,524 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years.

NOTE 7—REGULATORY CAPITAL MATTERS

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Framework for More Resilient Banks and Banking Systems” (“Basel III”) and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under these rules, the leverage and risk-based capital ratios of financial holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective to the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes capital for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

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

Management believes, as of September 30, 2015, that the Company and Bank met all capital adequacy requirements to which they are subject and met the requirements to be considered well-capitalized. The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Company common equity Tier 1 capital to risk-weighted assets	$161,721	11.03%	$65,479	4.50%	$87,937	6.00%
Company Total Capital to risk weighted assets	$178,516	12.18%	$116,407	8.00%	$146,562	10.00%
Company Tier 1 (Core) Capital to risk weighted assets	$168,771	11.52%	$58,204	6.00%	$117,249	8.00%
Company Tier 1 (Core) Capital to average assets	$168,771	8.90%	$75,824	4.00%	$94,781	5.00%
Bank common equity Tier 1 capital to risk-weighted assets	$166,116	11.34%	$65,947	4.50%	$87,930	6.00%
Bank Total Capital to risk weighted assets	$175,860	12.00%	$117,239	8.00%	$146,549	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$166,116	11.34%	$87,930	6.00%	$117,239	8.00%
Bank Tier 1 (Core) Capital to average assets	$166,116	8.76%	$75,824	4.00%	$94,781	5.00%

December 31, 2014
Company Total Capital to risk weighted assets	$114,475	12.30%	$74,464	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$107,795	11.58%	$37,232	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$107,795	8.57%	$50,291	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$113,830	12.23%	$74,447	8.00%	$93,059	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$107,150	11.51%	$37,223	4.00%	$55,835	6.00%
Bank Tier 1 (Core) Capital to average assets	$107,150	8.52%	$50,279	4.00%	$62,849	5.00%

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2015, the Bank could declare, without prior approval, dividends of approximately $13,836 plus any 2015 net profits retained to the date of declaration.

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

Loans Held For Sale: During 2014, the Company elected the fair value option for loans held for sale to align with other accounting policies related to mortgage banking, such as mortgage banking derivatives. These loans are typically sold to an investor following loan origination and the fair value of such accounts are readily available based on direct quotes from investors or similar transactions experienced in the secondary loan market. Fair value adjustments, as well as realized gains and losses are recorded in current earnings. Fair value is determined by market prices for similar transactions adjusted for specific attributes of that loan.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$14,418	$—
Mortgage-backed securities-residential	—	514,599	—
Mortgage-backed securities-commercial	—	20,330	—
State and political subdivisions	—	75,073	—

Total securities available for sale	$—	$624,420	$—

Loans held for sale	$—	$14,666	$—

Mortgage banking derivatives	$—	$559	$—

Financial Liabilities
Mortgage banking derivatives	$—	$131	$—

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$30,173	$—
U.S. Treasury Bills	20,000	—	—
Mortgage-backed securities-residential	—	339,067	—
Mortgage-backed securities-commercial	—	6,465	—
State and political subdivisions	—	—	—

Total securities available for sale	$20,000	$375,705	$—

Loans held for sale	$—	$18,462	$—

Mortgage banking derivatives	$—	$285	$—

Financial Liabilities
Mortgage banking derivatives	$—	$132	$—

As of September 30, 2015, the unpaid principal balance of loans held for sale was $14,124 resulting in an unrealized gain of $542 included in gains on sale of loans. For the three months ended September 30, 2015 and 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $248 and $217, respectively. For the nine months ended September 30, 2015 and 2014, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was ($22) and $755, respectively. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2015.

There were no transfers between level 1 and 2 during 2015 and 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans carried at fair value as of September 30, 2015 or December 31, 2014. For the three months ended September 30, 2015 and 2014, $0 and ($7), respectively, in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. For the nine months ended September 30, 2015 and 2014, $0 and $39, respectively, in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $206 and $715 as of September 30, 2015 and December 31, 2014, respectively. There were no properties at September 30, 2015 or 2014 that had required write-downs to fair value resulting in no write downs for the three or nine months ended September 30, 2015 and 2014.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2015 and December 31, 2014 are as

follows:

	Carrying	Fair Value Measurements at September 30, 2015 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$47,658	$47,658	$—	$—	$47,658
Securities available for sale	624,420	—	624,420	—	624,420
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	132,134	—	134,028	—	134,028
Loans held for sale	14,666	—	14,666	—	14,666
Net loans	1,114,082	—	—	1,112,007	1,112,007
Restricted equity securities	7,691	n/a	n/a	n/a	n/a
Servicing rights, net	3,415	—	4,264	—	4,264
Accrued interest receivable	6,108	7	3,032	3,069	6,108
Financial liabilities
Deposits	$1,714,594	$956,892	$764,467	$—	$1,721,359
Federal funds purchased and repurchase agreements	37,618	—	37,618	—	37,618
Federal Home Loan Bank advances	57,000	—	57,123	—	57,123
Accrued interest payable	587	79	508	—	587

	Carrying	Fair Value Measurements at December 31, 2014 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$49,347	$49,347	$—	$—	$49,347
Securities available for sale	395,705	20,000	375,705	—	395,705
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	53,332	—	53,741	—	53,741
Loans held for sale	18,462	—	18,462	—	18,462
Net loans	780,508	—	—	782,745	782,745
Restricted equity securities	5,349	n/a	n/a	n/a	n/a
Servicing rights, net	3,053	—	4,180	—	4,180
Accrued interest receivable	3,545	—	1,368	2,177	3,545
Financial liabilities
Deposits	$1,172,233	$848,158	$326,644	$—	$1,174,802
Federal funds purchased and repurchase agreements	39,078	—	39,078	—	39,078
Federal Home Loan Bank advances	19,000	—	19,146	—	19,146
Accrued interest payable	421	33	388	—	421

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

(e) Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

NOTE 9—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangements. At September 30, 2015 and December 31, 2014, these short-term borrowings totaled $37,618 and $22,253, respectively.

The following table provides additional details as of September 30, 2015:

As of September 30, 2015	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	Mortgage- Backed Securities: Commercial	Total
Market value of securities pledged	$6,039	$33,542	$3,471	$43,052
Borrowings related to pledged amounts	$4,734	$29,623	$3,261	$37,618
Market value pledged as a % of borrowings	128%	113%	106%	114%

Any risks related to these arrangements, primarily from market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

NOTE 10—EARNINGS PER SHARE

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

	Three Months Ended September 30,
	2015	2014
Basic
Net income available to common shareholders	$5,125	$1,990
Less: earnings allocated to participating securities	(52)	(27)

Net income allocated to common shareholders	$5,073	$1,963

Weighted average common shares outstanding including participating securities	10,516,290	7,737,710
Less: Participating securities	(107,502)	(105,129)

Average shares	10,408,788	7,632,581

Basic earnings per common share	$0.49	$0.26

Diluted
Net income allocated to common shareholders	$5,073	$1,963
Weighted average common shares outstanding for basic earnings per common share	10,408,788	7,632,581
Add: Dilutive effects of assumed exercises of stock options	534,148	272,634
Add: Dilutive effects of assumed exercises of stock warrants	13,265	7,559

Average shares and dilutive potential common shares	10,956,201	7,912,774

Dilutive earnings per common share	$0.46	$0.25

	Nine Months Ended September 30,
	2015	2014
Basic
Net income available to common shareholders	$11,341	$5,504
Less: earnings allocated to participating securities	(127)	(57)

Net income allocated to common shareholders	$11,214	$5,447

Weighted average common shares outstanding including participating securities	9,668,497	5,840,620
Less: Participating securities	(108,617)	(60,840)

Average shares	9,559,880	5,779,780

Basic earnings per common share	$1.17	$0.94

Diluted
Net income allocated to common shareholders	$11,214	$5,447
Weighted average common shares outstanding for basic earnings per common share	9,559,880	5,779,780
Add: Dilutive effects of assumed exercises of stock options	466,955	170,470
Add: Dilutive effects of assumed exercises of stock warrants	13,257	5,033

Average shares and dilutive potential common shares	10,040,092	5,955,283

Dilutive earnings per common share	$1.12	$0.91

For the three months ended September 30, 2015, stock options for 226,040 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 228,691 and 274,132 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2015 and 2014 because they were antidilutive.

NOTE 11—CAPITAL OFFERING

The Company commenced its initial public offering on March 26, 2015. The Company issued 2,640,000 shares of common stock at a price of $21.00 per share and began trading on the New York Stock Exchange on March 26, 2015, under the ticker symbol “FSB”. Net proceeds were as follows:

Gross proceeds	$55,440
Less: Stock offering costs	(5,017)

Net proceeds from issuance of common stock	$50,423

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

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank and BCG Consulting Group, Inc. (“BCG”), together referred to as “the Company.” The Company sold the assets of BCG in December 2014; therefore, only the consolidated statements of income for the three and nine months ended September 30, 2014 contain income and expenses that include BCG. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015 AND 2014

Overview

The Company reported net income of $5,150 and $11,416 for the three and nine months ended September 30, 2015, respectively, compared to $2,015 and $5,579 for the three and nine months ended September 30, 2014, respectively. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and nine months ended September 30, 2015 was $5,125 and $11,341, respectively, compared to $1,990 and $5,504, respectively, for the three and nine months ended September 30, 2014. The primary reason for the increase in net earnings available to common shareholders for the three and nine months ended September 30, 2015 was increased interest income on loans and investment securities compared with the same periods in 2014. The increase in loans was due to significant organic growth and due to the acquisition of MidSouth which, after considering the effect of purchase accounting entries, added $191,416 in loans when the transaction was completed on July 1, 2014. The growth in the securities portfolio is primarily attributable to the capital leverage program that was implemented during the second quarter of 2015 to utilize proceeds received from the issuance of common stock in conjunction with the Company’s initial public stock offering on March 26, 2015. Through the execution of the leverage program, the Company purchased $394,142 in securities during the second and third quarters of 2015. The acquisition of MidSouth also added $57,431 in securities available-for-sale, after the effect of purchase accounting entries, when the transaction was completed on July 1, 2014.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and nine months ended September 30, 2015, totaled $16,736 and $42,220, respectively, compared to $11,127 and $25,570, respectively, for the same periods in 2014, an increase of $5,609 and $16,650, or 50.4% and 65.1%, between the respective periods. For the three and nine months ended September 30, 2015, interest income increased $6,609 and $18,950, or 52.1% and 63.8%, respectively, due to growth in both the loan and investment securities portfolios. In addition, the Company received a full payoff during the third quarter of 2015 on a purchase credit-impaired loan relationship that resulted in an increase in loan interest income for $1,155 for the three and nine months ended September 30, 2015, of which $785 was a reallocation of unaccretable difference related to the portion of the relationship that had been charged off prior to the Company’s purchase of the relationship. For the three and nine months ended September 30, 2015, interest expense increased $1,000 and $2,300, or 63.9% and 55.8%, respectively, primarily as a result of increases in volumes of both interest-bearing deposits and borrowings.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2015 and 2014:

Average Balances(7)—Yields & Rates

(Dollars are in thousands)

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$1,044,520	$14,763	5.61%	$719,155	$10,168	5.61%
Securities available for sale(6)	674,991	4,422	2.60%	324,574	2,007	2.45%
Securities held to maturity(6)	74,332	632	3.37%	57,611	407	2.80%
Certificates of deposit at other financial institutions	250	2	3.17%	250	1	1.59%
Federal funds sold and other(2)	52,279	127	0.96%	41,811	109	1.03%

TOTAL INTEREST EARNING ASSETS	$1,846,372	$19,946	4.29%	$1,143,401	$12,692	4.40%
Allowance for loan losses	(8,576)			(5,862)
All other assets	74,570			60,508

TOTAL ASSETS	$1,912,366			$1,198,047
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$246,584	$170	0.27%	$190,294	$111	0.23%
Money market	514,669	703	0.54%	355,488	567	0.63%
Savings	37,888	44	0.46%	27,253	32	0.47%
Time deposits	648,605	1,500	0.92%	322,329	736	0.91%
Federal Home Loan Bank advances	57,000	79	0.55%	33,065	80	0.96%
Federal funds purchased and other(3)	45,261	69	0.60%	24,442	39	0.63%

TOTAL INTEREST BEARING LIABILITIES	$1,550,007	$2,565	0.66%	$952,871	$1,565	0.65%
Demand deposits	169,451			128,982
Other liabilities	11,368			2,290
Total shareholders’ equity	181,540			113,904

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,912,366			$1,198,047
NET INTEREST SPREAD(4)(6)			3.63%			3.75%
NET INTEREST INCOME(6)		$17,381			$11,127
NET INTEREST MARGIN(5)(6)			3.73%			3.86%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates for 2015 include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2014 exclude the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Averages balances are average daily balances.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$933,950	$38,127	5.46%	$552,157	$22,466	5.44%
Securities available for sale(6)	532,754	9,628	2.42%	295,602	5,793	2.62%
Securities held to maturity(6)	58,587	1,358	3.10%	58,522	1,199	2.74%
Certificates of deposit at other financial institutions	250	5	2.67%	84	2	3.18%
Federal funds sold and other(2)	50,207	325	0.87%	32,041	230	0.96%

TOTAL INTEREST EARNING ASSETS	$1,575,748	$49,443	4.20%	$938,406	$29,690	4.23%
Allowance for loan losses	(7,705)			(5,466)
All other assets	72,387			39,574

TOTAL ASSETS	$1,640,430			$972,514
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$270,992	$605	0.30%	$191,248	$408	0.29%
Money market	451,054	1,918	0.57%	280,870	1,465	0.70%
Savings	34,018	117	0.46%	22,572	83	0.49%
Time deposits	464,945	3,323	0.96%	253,191	1,852	0.98%
Federal Home Loan Bank advances	42,890	225	0.70%	28,791	189	0.88%
Federal funds purchased and other(3)	47,330	232	0.66%	20,962	123	0.78%

TOTAL INTEREST BEARING LIABILITIES	$1,311,229	$6,420	0.65%	$797,635	$4,120	0.69%
Demand deposits	159,093			84,908
Other liabilities	7,753			4,905
Total shareholders’ equity	162,355			85,066

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,640,430			$972,514
NET INTEREST SPREAD(4)(6)			3.55%			3.54%
NET INTEREST INCOME(6)		$43,023			$25,570
NET INTEREST MARGIN(5)(6)			3.65%			3.64%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates for 2015 include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2014 exclude the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Averages balances are average daily balances.

Interest-earning assets averaged $1,846,372 and $1,575,748, respectively, during the three and nine months ended September 30, 2015 compared to $1,143,401 and $938,406, respectively, for the same periods in 2014, an increase of $702,971 and $637,342, or 61.5% and 67.9%, respectively. This increase was primarily due to organic growth in both the loan and securities portfolios over the past year, increases to the securities portfolio as a result of a capital leverage program that was implemented during the second quarter of 2015, and due to the acquisition of MidSouth. Average loans increased 45.2% and 69.1% and average investment securities increased 96.1% and 67.0%, respectively, when comparing the three and nine months ended September 30, 2015 with the same periods in 2014. When comparing the three and nine months ended September 30, 2015 and 2014, the yield on average interest earning assets decreased 11 basis points and three basis points to 4.29% and 4.20%, respectively, compared to 4.40% and 4.23%, for the same periods during 2014.

The tax-equivalent yield on available-for-sale securities was 2.60% and 2.42%, respectively, during the three and nine months ended September 30, 2015 compared to 2.45% and 2.62%, respectively, for the same periods in 2014. The primary driver for the increase in yield during the three months ended September 30, 2015 compared with the same period in 2014 was due to the volume of tax-exempt securities purchased during the second and third quarters of 2015, which increased the yields by 28 basis points when considering tax equivalent adjustments. The primary driver for the decrease in yield during the nine months ended September 30, 2015 compared with the same period in 2014 was due to decreases in the weighted coupon rate, which decreased by 24 basis points between the two periods.

Interest-bearing liabilities averaged $1,550,007 and $1,311,229, respectively, during the three- and nine-month periods ended September 30, 2015 compared to $952,871 and $797,635, respectively, for the same periods in 2014, an increase of $597,136 and $513,594, or 62.7% and 64.4%, respectively. Total average interest-bearing deposits grew $552,382 and $473,127, including increases in average brokered deposits of $461,131 and $229,202 and average interest-bearing public funds deposits of $23,313 and $61,552 for the three- and nine-month periods ended September 30, 2015, respectively, as compared to the same periods during 2014. The increases in brokered deposits were directly attributable to the Company’s leverage program that began in the second quarter of 2015 and the rapid growth in the loan and portfolio. That growth also resulted in increases in average Federal Home Loan Bank advances of $23,935 and $14,099, respectively, and average other borrowed funds of $20,819 and $26,368, respectively, for the three- and nine-month periods ended September 30, 2015 as compared to the same periods during 2014. The cost of interest-bearing liabilities for the three months ended September 30, 2015 increased by one basis point when comparing the cost of interest-bearing liabilities with the same period of 2014. The cost of interest-bearing liabilities for the nine months ended September 30, 2015 decreased by four basis points when comparing the cost of interest-bearing liabilities with the same period of 2014, with the largest declines in interest costs being reported in money market deposits, in Federal Home Loan Bank advances and in other borrowed funds.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended September 30, 2015 versus September 30, 2014
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$4,595	$—	$4,595
Securities available for sale	2,165	250	2,415
Securities held to maturity	119	106	225
Certificates of deposit at other financial institutions	—	1	1
Federal funds sold and other	28	(10)	18

TOTAL INTEREST INCOME	$6,907	$347	$7,254

INTEREST EXPENSE
Deposits
Interest checking	$35	$24	$59
Money market accounts	256	(120)	136
Savings	13	(1)	12
Time deposits	741	23	764
Federal Home Loan Bank advances	58	(59)	(1)
Other borrowed funds	34	(4)	30

TOTAL INTEREST EXPENSE	$1,137	$(137)	$1,000

NET INTEREST INCOME	$5,770	$484	$6,254

	Net change nine months ended September 30, 2015 versus September 30, 2014
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$15,521	$140	$15,661
Securities available for sale	4,633	(798)	3,835
Securities held to maturity	1	158	159
Certificates of deposit at other financial institutions	—	3	3
Federal funds sold and other	129	(34)	95

TOTAL INTEREST INCOME	$20,284	$(531)	$19,753

INTEREST EXPENSE
Deposits
Interest checking	$167	$30	$197
Money market accounts	883	(430)	453
Savings	42	(8)	34
Time deposits	1,533	(62)	1,471
Federal Home Loan Bank advances	93	(57)	36
Other borrowed funds	153	(44)	109

TOTAL INTEREST EXPENSE	$2,871	$(571)	$2,300

NET INTEREST INCOME	$17,413	$40	$17,453

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

The provision for loan losses was $1,724 and $664 for the three months ended September 30, 2015 and 2014, respectively, and $3,154 and $1,489 for the nine months ended September 30, 2015 and 2014, respectively. The higher provision for the nine months ended September 30, 2015 compared to the same period in 2014 is due primarily to the Company’s loan growth during the three and nine months ended September 30, 2015, compared to the same periods in 2014. The Company’s provision related to commercial and industrial loans increased from $243 for the nine months ended September 30, 2014 to $1,927 for the nine months ended September 30, 2015 due to the growth in commercial and industrial loans, which includes growth produced by the Company’s healthcare lending team over the past two quarters. Nonperforming loans at September 30, 2015 totaled $835 compared to $1,151 at December 31, 2014, representing 0.05% and 0.14% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2015 was $3,798 and $9,864, respectively, compared to $3,274 and $7,125, respectively, for the same periods in 2014. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Service charges on deposit accounts	$44	$13	$31	238.5%
Other service charges and fees	679	600	79	13.2%
Net gains on sale of loans	2,463	1,875	588	31.4%
Loan servicing fees, net of amortization of servicing assets	84	73	11	15.1%
Gain on sales and calls of investment securities, net	5	22	(17)	(77.3%)
Net gain (loss) on foreclosed assets	3	(3)	6	200.0%
Wealth management	327	287	40	13.9%
Other	193	407	(214)	(52.6%)

Total non-interest income	$3,798	$3,274	$524	16.0%

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Service charges on deposit accounts	$78	$37	$41	110.8%
Other service charges and fees	1,987	1,149	838	72.9%
Net gains on sale of loans	5,573	4,226	1,347	31.9%
Loan servicing fees, net of amortization of servicing assets	187	173	14	8.1%
Gain on sales and calls of investment securities, net	529	93	436	468.8%
Net gain (loss) on foreclosed assets	30	28	2	7.1%
Wealth management	914	364	550	151.1%
Other	566	1,055	(489)	(46.4%)

Total non-interest income	$9,864	$7,125	$2,739	38.4%

Other service charges and fees for the three and nine months ended September 30, 2015 increased $79 and $838, or 13.2% and 72.9%, respectively, from the same periods in 2014. The increases for both periods were due to: (1) the MidSouth acquisition, which contributed to an increase in electronic banking fee income; (2) mortgage origination fee income, which increased due to the volume of loans originated during the periods; and (3) nonsufficient funds and overdraft fees, which have increased due to the number of accounts that were added in the MidSouth acquisition.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and Small Business Administration (“SBA”) loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the three months ended September 30, 2015 were $2,463, an increase of $588, or 31.4%, from the same period during 2014. The increase was primarily due to favorable differences between the selling price and the carrying value of the sold loans and due to an increase in the fair value of mortgage banking derivatives. Net gains for the nine months ended September 30, 2015 were $5,573, an increase of $1,347, or 31.9%, from the same period in 2014. The increase was due to increased mortgage loan origination volume and due to more favorable differences between the selling price and the carrying value of the sold loans and due to an increase in the fair value of mortgage banking derivatives when comparing the nine months ended September 30, 2015 with the same period in 2014.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of the respective servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the three and nine months ended September 30, 2015, net loan servicing fees were $84 and $187, respectively, compared to $73 and $173, respectively, for the three and nine months ended September 30, 2014. The increase in loan servicing fees when comparing the three and nine months ended September 30, 2015 with the same period in 2014 was primarily related to an increase in the volume of mortgage loans and originated and servicing premiums retained.

Net gain on sale of investment securities decreased $17, or 77.3%, during the three months ended September 30, 2015 when compared with the same period in 2014. For the nine months ended September 30, 2015 net gain on sale of investment securities increased 468.8% when compared with the same period in 2014. The significant increase for the nine months ended September 30, 2015 is attributable to the sales and calls of securities during 2015, $291 of which was related to securities called during the first quarter of 2015.

Wealth management income for the three and nine months ended September 30, 2015 increased $40 and $550, or 13.9% and 151.1%, respectively, in comparison with the same periods in 2014. The increase in the three-month comparative periods was due to the increase in accounts under management. The increase in the nine-month comparative periods was primarily due to the acquisition of MidSouth, which brought an established wealth management division and its existing client base into the Company when the acquisition was completed on July 1, 2014. There have been a full nine months of earnings recorded in 2015 that included the MidSouth wealth management team’s client versus only three months of earnings in 2014.

Other non-interest income decreased by $214, or 52.6%, when comparing third quarter 2015 with third quarter 2014, and it decreased by $489, or 46.4%, when comparing the nine months ended September 30, 2015 with the same period in 2014. The decrease is attributed to the compliance consulting fees that were recorded in 2014 by the Company’s subsidiary, BCG, the assets of which the Company sold at the end of 2014. The Company had no compliance consulting fee income in 2015 due to the sale of BCG.

Non-interest Expense

Non-interest expense for the three and nine months ended September 30, 2015 was $10,853 and $31,046, respectively, compared to $10,389 and $21,959 compared to the same periods in 2014. These increases were the result of the following components listed in the table below:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Salaries and employee benefits	$6,208	$6,144	$64	1.0%
Occupancy and equipment	1,683	1,443	240	16.6%
FDIC assessment expense	362	181	181	100.0%
Marketing	277	224	53	23.7%
Professional fees	516	961	(445)	(46.3%)
Amortization of core deposit intangible	160	184	(24)	(13.0%)
Indirect expenses related to public offering	—	—	—	NM
Other	1,647	1,252	395	31.5%

Total non-interest expense	$10,853	$10,389	$464	4.5%

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2015	2014
Salaries and employee benefits	$17,960	$13,494	$4,466	33.1%
Occupancy and equipment	4,961	3,238	1,723	53.2%
FDIC assessment expense	792	420	372	88.6%
Marketing	695	470	225	47.9%
Professional fees	1,382	1,594	(212)	(13.3%)
Amortization of core deposit intangible	499	184	315	171.2%
Indirect expenses related to public offering	314	—	314	NM
Other	4,443	2,559	1,884	73.6%

Total non-interest expense	$31,046	$21,959	$9,087	41.4%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth over the past 12 months. Two primary increases for the three and nine months ended September 30, 2015, were in salaries and occupancy expenses, which were primarily attributed to: 1) the acquisition of MidSouth, which added the MidSouth employee base and five branch locations to the Bank’s branch network; and 2) the expansion of the Company’s headquarters in downtown Franklin, Tennessee. Also, while the number of full-time equivalent employees has been stable when comparing September 30, 2015 and

2014, the composition of the Bank’s personnel has changed with the addition of several experienced lenders during 2015. When comparing the nine months ended September 30, 2015 and 2014, there were nine months of expenses in 2015 related to the MidSouth acquisition compared to only three months of expenses in 2014 related to the acquisition.

The decrease in professional fees for the three- and nine-month periods ended September 30, 2015 is attributable to the expenses that were incurred in 2014 relative to the Company’s acquisition of MidSouth.

The increase in amortization expense for the core deposit intangible for the nine months ended September 30, 2015 is directly attributable to the acquisition of MidSouth, which brought a core deposit intangible asset that is being amortized over a period of eight years and two months. Only three months of amortization was recognized during the nine months ended September 30, 2014, as compared with amortization expense that was recognized for a full nine months during 2015.

The increase in indirect expenses related to public offering for the nine months ended September 30, 2015 is attributable to indirect expenses incurred from management’s nationwide “roadshow” marketing campaign related to the Company’s initial public offering (“IPO”).

For the three and nine months ended September 30, 2015, other non-interest expenses increased $395 and $1,884, or 31.5% and 73.6%, respectively from the same periods in 2014. Of the increases for the three and nine months ended September 30, 2015, $192 and $351, respectively, is attributed to the increase in lending-related expenses associated with the Company’s growing lending portfolio. Customers’ increased usage of technology-based services, such as ATM/debit card transactions, internet banking transactions, and other types of automated transactions accounted for $325 of the increase for the nine months ended September 30, 2015 when compared with the same period of 2014. Much of the electronic banking expense increase was attributable to the MidSouth acquisition, which added more consumers to the Company’s customer base. The remaining increases of $203 and $1,208, respectively, were due to a variety of expense items that include, but are not limited to, deposit account expense, insurance expense, postage and freight, franchise taxes, meals and entertainment, travel, communications expenses, etc.

Income Tax Expense

The Company recognized income tax expense for the three and nine months ended September 30, 2015, of $2,807 and $6,468, respectively, compared to $1,333 and $3,668, respectively, for the three and nine months ended September 30, 2014. The Company’s year-to-date income tax expense for the period ended September 30, 2015 reflects an effective income tax rate of 36.2% compared to 39.7% for the same period in 2014. The decrease in the effective tax rate resulted from several factors, as follows: increased tax-exempt investment income during the nine months ended September 30, 2015, unfavorable permanent differences incurred during the nine months ended September 30, 2014, from expenses associated with the acquisition of MidSouth and from stock-based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

Overview

The Company’s total assets increased by $646,711, or 47.7%, from December 31, 2014 to September 30, 2015. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at September 30, 2015 and December 31, 2014 were $1,123,826 and $787,188, respectively, an increase of $336,638, or 42.8%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. In addition, the Company added a new health care lending team in the second quarter of 2015 that has been focused on commercial and industrial lending, with emphasis on lending within the health care industry, thereby helping to diversify the Company’s loan mix. During the third quarter, this team added over $64 million in loans with a number of approved loans in their pipeline to be closed during the fourth quarter of 2015.

The table below provides a summary of the loan portfolio composition for the periods noted.

Types of Loans	September 30, 2015		December 31, 2014
	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Construction and land development	$334,208	29.7%	$239,225	30.4%
Commercial	313,135	27.8%	246,352	31.3%
Residential	248,451	22.1%	213,760	27.1%
Commercial and industrial	219,341	19.5%	76,570	9.7%
Consumer and other	6,893	0.6%	8,025	1.0%

Total loans—gross, excluding PCI loans	1,122,028	99.7%	783,932	99.5%

Total PCI loans (note 1)
Real estate:
Construction and land development	$77	NM	$77	NM
Commercial	1,452	0.1%	1,798	0.2%
Residential	709	0.1%	814	0.1%
Commercial and industrial	1,675	0.1%	1,624	0.2%
Consumer and other	—	—%	2	NM

Total loans—gross PCI loans	3,913	0.3%	4,315	0.5%

Total gross loans	1,125,941	100.0%	788,247	100.0%

Less: deferred loan fees, net	(2,115)		(1,059)
Allowance for loan losses	(9,744)		(6,680)

Total loans, net allowance for loan losses	$1,114,082		780,508

Note 1: PCI accounted for pursuant to ASC Topic 310-30.

As presented in the previous table, gross loans increased 42.8% during the first nine months of 2015, primarily due to organic growth as a result of continued market penetration and the strength of the local economies the Company serves. During this period, the Company experienced growth in real estate loans of 27.9% with the majority of the growth occurring in the construction and land development category, which increased 39.7% during the first nine months of 2015. The Company also experienced strong growth of 182.7% in the commercial and industrial segment during the first nine months of 2015 due to the second quarter addition of a group of lenders that is focused on commercial and health care lending.

Real estate loans comprised 79.8% of the loan portfolio at September 30, 2015. The following chart displays the composition of the Company’s loan portfolio as of September 30, 2015 and December 31, 2014, broken down into the three major segments or types of loans that the Company produces and stated as a percentage of total loans:

The largest portion of the real estate loan segments as of September 30, 2015, was construction and land development loans, which totaled 37.2% of real estate loans and was broken down into three sub-segments: residential construction (27.6% of real estate loans), commercial construction (5.6% of real estate loans), and acquisition and development (4.0% of real estate loans). Construction and land development loans totaled $334,285 and made up 29.7% of the total loan portfolio at September 30, 2015. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $314,587 at September 30, 2015, and comprised 35.0% of real estate loans and 28.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $249,160 and comprised 27.7% of real estate loans and 22.1% of total loans at September 30, 2015.

Commercial and industrial loans totaled $221,016 at September 30, 2015 and grew 182.7% during the first nine months of 2015. As indicated in the chart above, loans in this classification comprised 19.6% of total loans at September 30, 2015, as compared to 9.9% as of December 31, 2014. This change reflects the Company’s specific actions that were taken to diversify the loan portfolio. The commercial and industrial classification primarily consists of commercial loans to healthcare companies and small-to-medium sized businesses. With the addition of the healthcare lending team during the second quarter of 2015, the composition of that portfolio segment has changed and will likely continue to change to reflect the addition of healthcare and other types of commercial loans. Since becoming part of the Company, the healthcare lending team has produced $89,000 in loan volume.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at September 30, 2015, excluding unearned net fees and costs.

Loan Maturity Schedule

	September 30, 2015
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$173,194	$122,132	$38,959	$334,285
Commercial	19,328	129,130	166,129	314,587
Residential	18,824	94,105	136,231	249,160
Commercial and industrial	48,441	132,889	39,686	221,016
Consumer and other	2,159	3,782	952	6,893

Total	$261,946	$482,038	$381,957	1,125,941

Fixed interest rate	$155,680	$310,399	$170,868	$636,947
Variable interest rate	106,266	171,639	211,089	488,994

Total	$261,946	$482,038	$381,957	1,125,941

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	Change
Non impaired loans	$1,015,425	$9,659	0.95%	$626,180	$6,662	1.06%	$389,245	$2,997	-11 bps
MidSouth loans (Note 1)	104,853	—	—%	156,806	—	—%	(51,953)	—	—
Impaired loans	1,750	80	4.57%	946	18	1.90%	804	62	267 bps

Non-PCI loans	1,122,028	9,739	0.87%	783,932	6,680	0.85%	338,096	3,059	2 bps
PCI loans	3,913	5	0.13%	4,315	—	—%	(402)	5	13bps

Total loans	$1,125,941	$9,744	0.87%	$788,247	$6,680	0.85%	$337,694	$3,064	2 bps

Note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired, and the remaining fair value adjustment at September 30, 2015 was $2,710 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Because these loans were recorded at estimated fair value on July 1, 2014, no allowance for loan loss was recorded at September 30, 2015 related to the acquired loans.

At September 30, 2015, the allowance for loan losses was $9,744, compared to $6,680 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 0.87% and 0.85% at September 30, 2015 and December 31, 2014, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Beginning balance	$6,680	$4,900
Loans charged-off:
Residential real estate	32	11
Construction & land development	—	—
Commercial real estate	—	540
Commercial & industrial	15	4
Consumer and other	121	—

Total loans charged-off	168	555
Recoveries on loans previously charged-off:
Residential real estate	14	49
Construction & land development	—	—
Commercial real estate	—	—
Commercial & industrial	—	—
Consumer and other	64	—

Total loan recoveries	78	49
Net (charge-offs) recoveries	(90)	(506)
Provision for loan losses charged to expense	3,154	1,489

Total allowance at end of period	$9,744	$5,883

Total loans, gross, at end of period (1)	$1,125,941	$720,148

Average gross loans (1)	$919,865	$541,105

Allowance to total loans	0.87%	0.82%

Net charge-offs (recoveries) to average loans, annualized	0.01%	0.13%

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

	September 30, 2015			December 31, 2014
	Amount	% of Allowance to Total	% of Loan Type to Total Loans	Amount	% of Allowance to Total	% of Loan Type to Total Loans
Real estate loans:
Construction and land development	$3,028	31.1%	29.7%	$2,690	40.3%	30.4%
Commercial	2,456	25.2%	28.0%	1,494	22.4%	31.5%
Residential	1,659	17.0%	22.1%	1,791	26.8%	27.2%
Total real estate	7,143	73.3%	79.8%	5,975	89.5%	89.1%
Commercial and industrial	2,562	26.3%	19.6%	650	9.7%	9.9%
Consumer and other	39	0.4%	0.6%	55	0.8%	1.0%

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

The primary component of non-performing loans is non-accrual loans, which as of September 30, 2015 totaled $835. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding no loans that were past due 90 days or more and still accruing interest at September 30, 2015.

The table below summarizes non-performing loans and assets for the periods presented.

	September 30, 2015	December 31, 2014
Non-accrual loans	$835	$835
Past due loans 90 days or more and still accruing interest	—	316

Total nonperforming loans	835	1,151
Foreclosed real estate (“OREO”)	206	715

Total nonperforming assets	1,041	1,866
Total nonperforming loans as a percentage of total loans	0.1%	0.1%
Total nonperforming assets as a percentage of total assets	0.1%	0.1%
Allowance for loan losses as a percentage of non-performing loans	936%	580%

As of September 30, 2015, there was one loan on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non- Accrual Loans
Residential real estate	$—	—%	—
Construction & land development	—	—%	—
Commercial real estate	835	100.0%	1
Commercial & industrial	—	—%	—
Consumer	—	—%	—

Total non-accrual loans	$835	100.0%	1

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities and municipal securities, were $624,420 at September 30, 2015, compared to $395,705 at December 31, 2014, an increase of $228,715 or 57.8%.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $132,134 at September 30, 2015, compared to $53,332 at December 31, 2014, an increase of $78,802, or 147.8%.

The increase in investment securities was primarily attributed to the securities purchased during the second and third quarters of 2015 as part of the Company’s capital leverage program, which was designed to deploy the capital that was raised at the end of the first quarter of 2015.

The combined portfolios represented 37.8% and 33.1% of total assets at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $7,691 and $5,349 at September 30, 2015 and December 31, 2014, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The increase from December 31, 2014 to September 30, 2015 was due to the Bank’s growth in capital at the end of the first quarter of 2015, which required the Bank to purchase additional Federal Reserve Bank stock based on the Federal Reserve Bank’s requirements for state member banks.

Bank Premises and Equipment

Bank premises and equipment totaled $9,360 at September 30, 2015 compared to $9,664 at December 31, 2014, a decrease of $304, or 3.1%.

Buildings Held for Sale

At September 30, 2015, the balance in buildings held for sale was zero, compared with the balance of $4,080 at December 31, 2014. Three of the former MidSouth branch properties were reclassified at December 31, 2014 as held for sale, since they had been identified to be sold, and the sale of the properties was probable at that time. These properties were sold to related parties of the Company and were subsequently leased by the Company upon completion of the sale. The sale of these properties settled during the first quarter of 2015, and a gain of $15 was realized as a result of the sale.

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

At September 30, 2015, total deposits were $1,714,594, compared to $1,172,233 at December 31, 2014, an increase of $542,361, or 46.3%. The growth in deposits is primarily attributable to growth in brokered deposits, which was an integral part of the Company’s funding plan in the capital leverage program initiated during the second quarter of 2015. The Company’s deposits are broken out in the table below:

	Sept 30, 2015	Dec 31, 2014	Change ($)	Change (%)
Deposits:
Non-interest bearing deposits	$177,452	$150,337	$27,115	18.0%

Interest checking deposits:
Public funds deposits	126,767	210,587	(83,820)	(39.8)
Non-public funds deposits	101,219	87,930	13,289	15.1
Brokered deposits	1,652	1,301	351	27.0

Total interest checking	229,638	299,818	(70,180)	(23.4)

Money market deposits:
Public funds deposits	116,518	131,592	(15,074)	(11.5)
Non-public funds deposits	199,583	207,600	(8,017)	(3.9)
Brokered deposits	195,036	32,017	163,019	509.2

Total money market deposits	511,137	371,209	139,928	37.7

Savings deposits	38,665	29,675	8,990	30.3

Time deposits:
Non-brokered time deposits	288,898	268,101	20,797	7.8
Brokered time deposits†	468,804	53,093	415,711	783.0

Total time deposits	757,702	321,194	436,508	135.9

Total deposits	$1,714,594	$1,172,233	$542,361	46.3%

†	Brokered time deposits included public funds time deposits of $52,011 and $8,133 at September 30, 2015 and December 31, 2014, respectively, which were part of the Company’s participation in the Certificate of Deposit Account Registry Service (CDARS) program.

Total brokered deposits increased from $86,411 at December 31, 2014 to $665,492 at September 30, 2015, primarily due to brokered deposits that were added as part of the Company’s capital leverage program that was initiated during the second quarter of 2015, the funding from which was used to purchase investment securities and fund loan growth to earn an interest rate spread over the brokered deposits, thereby increasing the Company’s net interest income.

Public funds deposits in the form of county deposits are also a part of the Company’s funding strategy and are cyclical in nature, with the highest period of growth being during the first quarter of each calendar year. At September 30, 2015, non-brokered public funds totaled $243,285, compared with $342,179 at December 31, 2014, a decrease of $98,894, or 28.9%.

Time deposits excluding brokered deposits as of September 30, 2015, amounted to $288,898, compared to $268,101 as of December 31, 2014, an increase of $20,797, or 7.8%. Noninterest-bearing checking deposits grew $27,115, or 18.0%, and non-public funds interest checking accounts grew $13,289, or 15.1%, respectively when comparing deposit balances from September 30, 2015 with balances at December 31, 2014.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

September 30, 2015
Three months or less	$29,292
Three through six months	12,209
Six through twelve months	57,478
Over twelve months	98,768

Total	$197,747

Federal Funds Purchased and Repurchase Agreements

As of September 30, 2015, the Company had no federal funds purchased from correspondent banks compared to $16,825 outstanding as of December 31, 2014. Securities sold under agreements to repurchase had an outstanding balance of $37,618 as of September 30, 2015, compared to $22,253 as of December 31, 2014. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati (“FHLB”) which is secured by a blanket pledge of 1-4 family residential mortgages. At September 30, 2015 these advances totaled $57,000, compared with advances of $19,000 at December 31, 2014. The growth in the FHLB advances is attributable to the capital leverage program that management initiated in the second quarter of 2015, the funding for which was initially used to purchase investment securities to earn a spread over the borrowing costs.

At September 30, 2015, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2015	$40,000	0.22%
2016	—	—%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$57,000	0.57%

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of September 30, 2015, $624,420 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $132,134 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $467,080 of the total $756,554 investment securities portfolio on hand at September 30, 2015, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

On March 26, 2015, The Company launched an initial public offering of the Company’s common stock and began trading on the New York Stock Exchange under the ticker symbol “FSB.” In the offering, the Company issued 2,640,000 shares of its common stock at a price of $21.00 per share. The IPO was completed during March 2015. Net proceeds were as follows:

Gross proceeds	$55,440
Less: stock offering costs	(5,017)

Net proceeds from issuance of common stock	$50,423

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At September 30, 2015, the Company had commitments to make loans of $42,041, unused lines of credit of $371,643, and outstanding standby letters of credit of $10,595.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by GAAP. Our management uses these non-GAAP financial measures in its analysis of our performance:

•	“Common shareholders’ equity” is defined as total shareholders’ equity at end of period less the liquidation preference value of the preferred stock;

•	“Tangible common shareholders’ equity” is common shareholders’ equity less goodwill and other intangible assets;

•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets;

•	“Other intangible assets” is defined as the sum of core deposit intangible and SBA servicing rights;

•	“Tangible book value per share” is defined as tangible common shareholders’ equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets;

•	“Tangible common shareholders’ equity ratio” is defined as the ratio of tangible common shareholders’ equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets;

•	“Return on Average Tangible Common Equity” is defined as net income available to common shareholders divided by average tangible common shareholders’ equity;

•	“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income;

•	“Adjusted yield on loans” is our yield on loans after excluding loan accretion from our acquired loan portfolio. Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet;

•	“Net interest margin” is defined as annualized net interest income divided by average interest-earning assets for the period; and

•	“Adjusted net interest margin” is net interest margin after excluding loan accretion from the acquired loan portfolio and premiums for acquired time deposits. Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion and accretion of net discounts and premiums related to deposits is expected to decrease as the acquired loans and deposits mature or roll off of our balance sheet.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/per share data and percentages)	As of or for the Three Months Ended
	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014
Total shareholders’ equity	$187,610	$177,081	$178,541	$121,799	$116,454
Less: Preferred stock	10,000	10,000	10,000	10,000	10,000

Total common shareholders’ equity	177,610	167,081	168,541	111,799	106,454
Less: Goodwill and other intangible assets	11,373	11,538	11,709	11,886	12,074

Tangible common shareholders’ equity	$166,237	$155,543	$156,832	$99,913	$94,380
Common shares outstanding	10,524,630	10,502,671	10,465,930	7,756,411	7,739,644

Tangible book value per share	$15.80	$14.81	$14.99	$12.88	$12.19

Net income available to common shareholders	$5,125	$3,109	$3,107	$2,810	$1,990
Average tangible common equity	160,071	157,959	103,475	97,630	96,310

Return on average tangible common equity	12.70%	7.89%	12.18%	11.42%	8.20%

Efficiency Ratio:
Net interest income	$16,736	$13,327	$12,157	$12,123	$11,127
Noninterest income	3,798	2,851	3,215	2,926	3,274

Operating revenue	20,534	16,178	15,372	15,049	14,401
Expense
Total noninterest expense	10,853	10,572	9,621	9,863	10,389

Efficiency ratio	52.85%	65.35%	62.59%	65.54%	72.14%

Reported yield on loans(1)	5.60%	5.37%	5.35%	5.67%	5.92%
Effect of accretion income on acquired loans	(0.42%)	(0.32%)	(0.28%)	(0.36%)	(0.43%)

Adjusted yield on loans	5.18%	5.05%	5.07%	5.31%	5.49%

Reported net interest margin(1)	3.60%	3.51%	3.65%	3.97%	3.86%
Effect of accretion income on acquired loans	(0.24%)	(0.19%)	(0.18%)	(0.23%)	(0.27%)
Effect of premium amortization of acquired deposits	(0.00%)	(0.01%)	(0.01%)	(0.02%)	(0.02%)

Adjusted net interest margin	3.36%	3.31%	3.46%	3.72%	3.57%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014
Income Statement Data ($):
Interest income	19,301	15,413	13,926	13,742	12,692
Interest expense	2,565	2,086	1,769	1,619	1,565
Net interest income	16,736	13,327	12,157	12,123	11,127
Provision for loan losses	1,724	805	625	885	664
Noninterest income	3,798	2,851	3,215	2,926	3,274
Noninterest expense	10,853	10,572	9,621	9,863	10,389
Net Income before taxes	7,957	4,801	5,126	4,301	3,348
Income tax expense	2,807	1,667	1,994	1,466	1,333
Net income	5,150	3,134	3,132	2,835	2,015
Net income available to common shareholders	5,125	3,109	3,107	2,810	1,990
Earnings per share, basic	0.49	0.30	0.39	0.36	0.26
Earnings per share, diluted	0.46	0.28	0.37	0.34	0.25

Profitability (%)
Return on average assets	1.07	0.79	0.90	0.88	0.67
Return on average equity	11.25	7.00	10.14	9.40	7.02
Return on average tangible common equity	12.70	7.89	12.18	11.42	8.20
Efficiency ratio	52.85	65.35	62.59	65.54	72.14
Net Interest margin(1)	3.60	3.51	3.65	3.97	3.86

Balance Sheet Data ($):
Loans (including HFS)	1,138,492	979,033	897,001	805,650	744,927
Loan loss reserve	9,744	8,016	7,308	6,680	5,883
Cash	47,658	43,413	48,580	49,347	36,657
Securities	756,554	681,999	507,170	449,037	403,043
Goodwill	9,124	9,124	9,124	9,124	9,121
Intangible assets	2,249	2,414	2,585	2,762	2,953
Assets	2,002,538	1,766,752	1,509,430	1,355,827	1,238,579
Deposits	1,714,594	1,491,986	1,271,602	1,172,233	1,051,558
Liabilities	1,814,928	1,589,671	1,330,889	1,234,028	1,122,125
Total equity	187,610	177,081	178,541	121,799	116,454
Common equity	177,610	167,081	168,541	111,799	106,454
Tangible Common equity	166,237	155,543	156,832	99,913	94,380

Asset Quality (%)
Nonperforming loans/ total loans(2)	0.07	0.10	0.14	0.15	0.47
Nonperforming assets / total loans(2) + OREO	0.09	0.12	0.19	0.24	0.70
Loan loss reserve / total loans(2)	0.87	0.83	0.84	0.85	0.82
Net charge-offs / average total loans(2)	0.00	0.04	0.00	0.04	0.30

Capital (%)
Tangible common equity to tangible assets	8.35	8.86	10.47	7.43	7.70
Leverage ratio	8.90	10.19	11.41	8.57	8.83
Tier 1 common ratio	11.03	12.29	14.01	10.51	11.17
Tier 1 risk-based capital ratio	11.52	12.86	14.95	11.58	12.35
Total risk-based capital ratio	12.18	13.50	15.64	12.30	13.05

(1)	Net interest margins shown in the table above do not include tax-equivalent adjustments.
(2)	Total loans in this ratio exclude loans held for sale.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended September 30, 2015, net interest income was estimated to increase 0.95% and 0.92% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 4.72% and 18.17% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of September 30, 2015.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	50,130	-11,134	-18.17%
-100	58,374	-2,891	-4.72%
Base	61,264	—	0.00%
+100	61,846	581	0.95%
+200	61,826	562	0.92%
+300	62,020	756	1.23%
+400	62,795	1,530	2.50%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Shares of our common stock are subject to dilution and the market price of our common stock could decline due to the number of outstanding shares of our common stock eligible for future sale.

Actual or anticipated issuances or sales of additional amounts of our common stock in the future could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would dilute the percentage ownership interest held by shareholders prior to such issuance. As of September 30, 2015, we had 10,524,630 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 2,640,000 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act), may be sold publicly only in compliance with certain limitations. In addition, 2,766,191 shares of our outstanding common stock were issued pursuant to a registration statement on Form S-4 in connection with the acquisition of MidSouth and are freely tradable. On October 28, 2015, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 shares of our common stock for issuance under our 2007 Omnibus Equity Incentive Plan (the “Plan”). The remaining 1,118,439 outstanding shares of our common stock may be sold in the market over time in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the third quarter of 2015 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
07/02/2015	200	Warrants Exercised	$12.00	$2,400.00
	250	Warrants Exercised	$12.00	$3,000.00
	25	Warrants Exercised	$12.00	$300.00
07/10/2015	125	Warrants Exercised	$12.00	$1,500.00
	250	Warrants Exercised	$12.00	$3,000.00
08/17/2015	30	Warrants Exercised	$12.00	$360.00
	30	Warrants Exercised	$12.00	$360.00
08/24/2015	3,563	Options Exercised	$10.00	$35,630.00
	703	Options Exercised	$10.00	$7,030.00
	3,673	Options Exercised	$11.75	$43,157.75
	1,257	Options Exercised	$10.00	$12,570.00
	1,805	Options Exercised	$10.50	$18,952.50
	2,985	Options Exercised	$12.00	$35,820.00
	752	Options Exercised	$13.00	$9,776.00
	782	Options Exercised	$13.50	$10,557.00
	634	Options Exercised	$20.69	$13,117.46
09/02/2015	185	Warrants Exercised	$12.00	$2,220.00
	150	Warrants Exercised	$12.00	$1,800.00
09/10/2015	125	Warrants Exercised	$12.00	$1,500.00

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2015).

10.2	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

November 13, 2015	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2015).

10.2	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 29, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.