Form 10-K
period 2015-12-31
Franklin Financial Network Inc.
filed 2016-03-15
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 was $218,248,223.68 (computed on the basis of $22.94 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of February 29, 2016 was 10,578,934.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 26, 2016.

(i)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” “should,” “hope,” “pursue,” “seek,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution readers that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Readers are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”), and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS.

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 12 branches in the demographically attractive and growing Williamson and Rutherford Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our company,” “the company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

As of December 31, 2015, we had consolidated total assets of $2.2 billion, total loans, including loans held for sale, of $1.3 billion, total deposits of $1.8 billion and total shareholders’ equity of $188.8 million.

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

MidSouth Acquisition

On July 1, 2014, we completed our acquisition of MidSouth Bank (“MidSouth”) which enabled us to increase our footprint in Middle Tennessee and in the Nashville metropolitan area, specifically in the attractive Rutherford County market. The acquisition also diversified our revenue mix by expanding our retail customer base and increasing our capacity to provide wealth management services, including trust powers which we believe is a competitive advantage to drive new relationships with higher income customers. Headquartered in Murfreesboro, Tennessee and founded in 2004, MidSouth had five branches located throughout Rutherford County, which is adjacent to Williamson County. Although MidSouth operated in close proximity to us, there was no overlap of branch locations and MidSouth’s customer base complemented ours with minimal overlap.

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

Our Market

We operate 12 branches in Williamson and Rutherford Counties within the Nashville metropolitan area. Our markets are among the most attractive, both in Tennessee, and the Southeast, and compare favorably to some of the more well-known and higher-profile markets in the U.S., although our markets are not dependent on commodity pricing. We believe that our focus on, and success in, growing market share in Williamson and Rutherford Counties will enhance our long-term value and profitability compared to financial institutions of our size in other regions of the country. The markets in which we operate are characterized by strong demographics including high incomes, increasing population, a growing workforce and unemployment that tends to be below the national rate.

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

By continuing to offer several value-added products and services within our core areas of strength, such as mortgage lending and wealth management, to invest in technology to improve our systems and the customer experience, and to leverage strong relationships with consumers, professionals, local governments and businesses within our community, we believe we can gain greater market share, which will improve our operational efficiency and increase profitability. As evidence of the success of our strategy, our deposit market share in Williamson County has increased from 3.4% in 2009 to a market-leading approximately 18.2% per the Federal Deposit Insurance Corporation’s (“FDIC’s”) Summary of deposits report as of June 30, 2015, despite the presence of more institutions competing for deposits.

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

Well Positioned in Attractive Markets

We believe that we are well positioned to grow our business profitably in the demographically attractive and growing markets within the Nashville metropolitan area in which we operate. We believe that our target market segments, small to medium size for profit businesses and the consumer base working or living in and near our geographical footprint, demand the convenience and personal service that a smaller, independent financial institution such as we can offer. We believe the heavy out-of-state banking presence (out-of-state super-regional and national financial institutions control approximately 52.9% of local deposits in the Nashville metropolitan area) provides an opportunity for a strong local bank like us to add greater market share from customers who are looking for more personal banking services and a more customer-friendly experience. Through our efforts to expand our deposit base, we currently have the largest market share of deposits in Williamson County.

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

Our management team has a proven track record of delivering shareholder value. Richard Herrington co-founded Franklin Financial Corporation (Franklin National Bank) in 1988, where he and his management team grew assets by a compound annual growth rate (“CAGR”) of 27.5% from 1995 – 2002 and positioned the bank to eventually be sold to Fifth Third, which was announced in 2002 and closed in 2004, for 5.4 times tangible book value. According to SNL Financial, this multiple represents the 9th highest price to book multiple for all bank transactions announced in the past 20 years where deal value was in excess of $50 million. He then served as Chief Executive Officer at Cumberland Bancorp (later renamed Civitas BankGroup, Inc.), where he and his team restructured the bank and significantly bolstered profitability, growing net income by a CAGR of 82% from 2003 – 2006, before selling the bank to Greene County Bancshares in 2007 for 3.0 times tangible book value.

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

Successful Balance of Growth and Profitability

We understand the importance of successfully balancing growth and profitability with asset quality to enhance shareholder value. The following highlights the key aspects of our approach to maintaining this balance:

•	Consistent, Strong and Disciplined Growth. Our approach balances both disciplined growth and profitability. Our community-focused business model has resulted in loan growth with a CAGR of 42% from December 31, 2009 to December 31, 2015. The MidSouth acquisition has provided us an immediate presence in the attractive Rutherford County market. Additionally, we have increased focus on small business lending and have grown our C&I loans, which represent approximately 22% of our portfolio at December 31, 2015, by a CAGR of 72% since 2009. We have grown our deposit market share in Williamson County and are now the top local financial institution in the county by deposits with a market share of 18%. Our growth has resulted in improved profitability, as reflected by return on average assets increasing from negative in 2009 to 0.92% for 2015.

•	Disciplined Credit Risk Management. Our robust approach to risk management has enabled growth of our loan portfolio without compromising credit. Our credit risk management strategy is based on prudent underwriting criteria and local knowledge. Our lending decisions are centralized and committee-focused, with committees meeting multiple times per week. We are collateral lenders, with strong focus on secondary sources of repayment, especially collateral based in Williamson and Rutherford Counties. As a result of the implementation of our risk management strategy, less than 2% of our current total loans are unsecured.

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

Deposits

The Bank’s deposit products include demand, interest-bearing transaction accounts, money market accounts, certificates of deposit (“CDs”), municipal deposits, savings, and deposit accounts. CDs offer various maturities ranging from thirty days to five years. The Bank generates relationships by personal contacts within the conventional trading markets for such services by its officers, directors, and employees, who include persons with banking experience in these markets. The Bank also solicits local deposits through the Internet and offers Internet-only deposit accounts to supplement traditional depository accounts. Loan customers are encouraged to bring their deposit business to the Bank, including transaction accounts, CDs, and retirement accounts. This practice further increases the deposit base for the Bank and assists in controlling overall market costs related to deposit acquisition.

Wealth Management/Trust Services

As a result of the MidSouth acquisition, the Bank has increased its capacity to provide wealth management services, including trust services, as the Bank is now authorized to exercise trust powers, which provides the Bank with a competitive advantage. As of December 31, 2015, our wealth management and trust services division managed $210 million in assets.

Other Products and Services

In order to meet all financial needs of the customers, the Bank offers retirement planning, financial planning, investment services and insurance products through its financial services department. Some of these products may be outsourced through relationships with other financial institutions.

Recent Trends

From a financial perspective, management believes the Bank has reached key milestones significantly faster than most banks in the United States during their first eight full years of operation. As of December 31, 2015, the Bank had $1.3 billion in loans, including loans held for sale; assets of $2.2 billion, $1.8 billion in deposits, $188.8 million of shareholders’ equity, and achieved a number one deposit market share in Williamson County based on deposits at June 30, 2015. Challenges and expectations expand as the Bank becomes more mature. On March 26, 2015, we launched an initial public offering for our common stock and began trading on the New York Stock Exchange under the ticker symbol “FSB.” In the offering, we issued 2,640,000 shares of our common stock at a price of $21.00 per share. The initial public offering was completed during March 2015.

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

We have implemented management assessment and testing of internal controls consistent with the Sarbanes-Oxley Act and have engaged an experienced independent public accounting firm to assist us with respect to compliance.

Employees

Management employs officers who have substantial experience and proven records in the banking industry and proven histories in business and commerce, and pays competitive salaries to attract and retain such persons. It is not anticipated that we will experience any substantial difficulty in attracting and retaining the desired caliber of officers and other employees. We offer a typical health and disability insurance plan to our employees and those of our subsidiary, as well as a 401(k) Plan and officer equity-based incentive awards.

FFN currently has eight directors and the Bank currently has 11 directors, and, as of December 31, 2015, we and our subsidiary had 224 full-time employees and 2 part-time employees. We consider our relationship with our employees to be excellent. Furthermore, we are not subject to any collective bargaining agreements.

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

Under the Community Reinvestment Act of 1977 (the “CRA”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) evaluates the Bank’s record of helping to meet the credit needs of its community consistent with safe and sound operations. The Federal Reserve also takes this record into account when deciding on certain applications submitted by the Bank. The Bank’s assessment area is Williamson County, Rutherford County and Davidson County for business loans, mortgage, and general financial services.

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

Bank Holding Company Regulation

FFN is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve. Banking subsidiaries of bank holding companies are subject to restrictions under federal law, which limit the transfer of funds by the subsidiary banks to their respective holding companies and non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Under Section 23A of the Federal Reserve Act, such transfers by any subsidiary bank to its holding company or any nonbanking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to FFN and all such non-banking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus. Also, banking subsidiaries of bank holding companies are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. FFN has elected to be a financial holding company under Regulation Y, allowing FFN to engage in certain financial activities without the prior approval of the Federal Reserve.

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

Effective April 1, 2009, the FDIC revised its risk-based assessment system to adjust the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. On November 12, 2009, the FDIC announced a final rule to increase by 3 basis points the deposit assessment base rate, beginning January 1, 2011. Additional increases in premiums will impact FFN’s earnings adversely. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

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

Recent Developments

Civic Acquisition

On December 14, 2015, FFN and the Bank entered into an Agreement and Plan of Reorganization and Bank Merger (the “Merger Agreement”) with Civic Bank & Trust (“Civic”), a Tennessee banking corporation. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Civic will merge with and into the Bank, with the Bank as the surviving entity and wholly owned subsidiary of FFN (the “Civic Merger”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, the shares of common stock and options to purchase shares of common stock of Civic shall be converted into shares of common stock or options to purchase shares of common stock of FFN, as applicable (the “Merger Consideration”), based upon an exchange ratio calculated by dividing the Merger Consideration by the market value per share of FFN’s common stock as follows: (1) all outstanding shares of common stock of Civic shall be exchanged for that number of shares of common stock of FFN with an aggregate value of $28,625,000, whereby the market value per share of common stock of FFN shall be equal to the volume weighted average closing price of common stock of FFN for the 20 consecutive trading days ending on and including the tenth trading day preceding the Effective Time (as defined in the Merger Agreement); and (2) each option to purchase a share of common stock of Civic shall be converted into an option to purchase a share of common stock of FFN multiplied by the Exchange Ratio (as defined in the Merger Agreement), and the exercise price will become the exercise price of such option divided by the Exchange Ratio. The above notwithstanding, the market value per share of common stock of FFN used to determine the Exchange Ratio shall be no more than $29.50 per share, and no less than $26.50 per share.

The Merger Agreement contains various representations and warranties from each of FFN, the Bank and Civic, and each have agreed to various covenants, including, among others, covenants relating to (1) the conduct of Civic’s business during the interim period between the execution of the Merger Agreement and the completion of the Civic Merger; and (2) Civic’s obligation to obtain any consents, approvals, permits, or authorizations which are required to be obtained, in order to complete the Civic Merger under any applicable federal or state laws or regulations. From the date of the Merger Agreement until the earlier of the termination of the Merger Agreement or the Effective Time, Civic has also agreed not to, subject to certain exceptions: (1) solicit, initiate or encourage any proposals relating to any alternative acquisition proposals; (2) participate in any discussions or negotiations regarding any alternative acquisition proposals; or (3) make or authorize any statement, recommendation or solicitation in support of any alternative acquisition proposals.

Completion of the Civic Merger is subject to certain various conditions, including, among others: (1) approval of the Merger Agreement by Civic’s shareholders; (2) receipt of required regulatory approvals without the imposition of conditions or consequences that would materially impair FFN’s or its subsidiaries’ conduct of their business after the Effective Time of the Civic Merger; and (3) the absence of any law or order prohibiting the completion of the Civic Merger. Each party’s obligation to complete the Civic Merger is also subject to certain additional conditions, including: (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party; (2) performance in all material respects by the other party of its obligations under the Merger Agreement; and (3) the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the issuance of shares of FFN’s common stock to Civic’s shareholders. FFN is not required to consummate the Civic Merger if Civic’s shareholders holding more than 10.0% of its outstanding common stock exercise dissenter’s rights (and do not withdraw or otherwise forfeit such rights).

The Merger Agreement contains certain termination rights for FFN, the Bank and Civic, as the case may be, applicable upon: (1) mutual agreement of the boards of directors of FFN, the Bank and Civic; (2) failure to obtain regulatory approval, or any other event or condition rendering performance of the Civic Merger impossible, which arises or exists without the fault of any party; (3) a material breach by the other party that has not or cannot be promptly cured or has not been waived after notice thereof, subject to certain exceptions; (4) failure to consummate the Civic Merger on or before June 30, 2016; or (5) Civic’s recommendation, endorsement, acceptance or agreement to a superior acquisition proposal with any person other than FFN or the Bank. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement in certain circumstances, Civic may be required to pay us a termination fee of $1,250,000.

On February 12, 2016, FFN filed a registration statement on Form S-4 (the “Civic Registration Statement”) with the SEC for the issuance of shares of FFN’s common stock to Civic’s shareholders upon the closing of the Civic Merger. The SEC has not yet declared the Civic Registration Statement effective.

New Offices and Branches

On January 14, 2016, the Bank opened a branch in Nolensville, Tennessee in Williamson County, located at 7177 Nolensville Pike, Suite A-3, Nolensville, Tennessee 37135. In addition, on February 15, 2016, the Bank opened a loan production office at 3325 West End Avenue, Nashville, Tennessee 37203.

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

Competition For Deposits and Loans Is Expected To Be Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions

The commercial banking industry in Williamson County, Tennessee consists of 32 banks and 2 savings and loan institutions, with 102 total offices and total deposits of $6.8 billion as of June 30, 2015, which is the most recent date such information has been released by the FDIC. The commercial banking industry in Rutherford County, Tennessee consists of 20 banks and no savings and loan institutions, with 76 total offices and total deposits of $3.5 billion as of June 30, 2015, which is the most recent date such information has been released by the FDIC. Offices affiliated with out-of-state financial institutions have entered Tennessee in recent years to offer all financial services, including lending and deposit gathering activities. Also, changes to laws on interstate banking and branching now permit banks and bank holding companies headquartered outside Tennessee to move into Williamson County and Rutherford County more easily. In addition, there are credit unions, finance companies, securities brokerage firms, and other types of businesses offering financial services. Technological advances and the growth of e-commerce have made it possible for non-financial institutions to offer products and services that traditionally have been offered by banking institutions. Competition for deposit and loan opportunities in our market area is expected to be intense because of existing competitors and the geographic expansion into the market area by other institutions. See “BUSINESS—Supervision and Regulation.” No assurance can be given that we will be successful in our efforts to compete with other such institutions.

We Have Incurred and Will Incur Substantial Expenses Related to Our Pending Acquisition of Civic

We have incurred and will incur substantial expenses in connection with our pending acquisition of Civic and integrating the operations of the acquired business of Civic with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to accurately estimate at the present time. As a result, the transaction and integration expenses associated with our pending acquisition of Civic could exceed the savings that we expect to achieve from the realization of economies of scale and cost savings related to the integration of the acquired business of Civic following the completion of the acquisition.

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

The Bank May Be Required to Rely on Secondary Sources of Liquidity to Meet Withdrawal Needs or Fund Operations, and There Can Be No Assurance That These Sources Will Be Sufficient to Meet Future Liquidity Demands

The primary source of the Bank’s funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include Internet funds, brokered certificates of deposit, investment securities, borrowings from the Federal Reserve, FHLB advances, and federal funds lines of credit from correspondent banks. While management believes that these sources are currently adequate, there can be no assurance that they will be sufficient to meet future liquidity demands. The Bank may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.

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

As of December 31, 2015, approximately 78% of the Bank’s total loans were real-estate secured. One-to-four family residential properties accounted for 21% of the Bank’s portfolio, owner-occupied commercial real estate was 6% and other commercial real estate was 21% of the total loan portfolio. Total construction and land development lending accounted for 29% of total loans with custom-built residential homes representing 6%, other residential construction lending totaling 14%, commercial construction lending totaling 6% and land development lending totaling 3%. Other real estate lending, including multi-family and farmland, accounted for less than 1% of the total loan portfolio. A sustained period of increased payment delinquencies, foreclosures, or losses caused by continuing adverse market or economic conditions in the state of Tennessee, or more specifically the Bank’s market area in Williamson County and Rutherford County in Middle Tennessee, could adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

The Obligations Associated with Being a Public Company Will Require Significant Resources and Management Attention, Which Will Increase Our Costs of Operations and May Divert Focus from Our Business Operations

We have only recently been required to file periodic reports with the SEC. As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also now incur significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange (“NYSE”) or any exchange on which our common stock may be listed in the future will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

If We Fail to Correct Any Material Weakness That We Identify in Our Internal Control over Financial Reporting or Otherwise Fail to Maintain Effective Internal Control over Financial Reporting, We May Not Be Able to Report Our Financial Results Accurately and Timely

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control processes are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, beginning with this Annual Report on Form 10-K, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of the first annual report after ceasing to be an emerging growth company.

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

Our Loan Portfolio Includes a Meaningful Amount of Real Estate Construction and Development Loans, Which Have a Greater Credit Risk Than Residential Mortgage Loans

The percentage of loans in real estate construction and development in our portfolio was approximately 29% of total loans at December 31, 2015. These loans make up approximately 59% of our non-performing loans at December 31, 2015. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices in the Middle Tennessee area as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets (“NPAs”), increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We Are Dependent on Key Personnel

We are materially dependent on the performance of our executive management team, loan officers, and other support personnel. The loss of the services of any of these employees could have a material adverse effect on our business, results of operations, and financial condition. Many of these key officers have important customer relationships, which are instrumental to the Bank’s operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. Management believes that future results also will depend, in part, upon attracting and retaining highly skilled and qualified management, especially in the new market areas into which we may enter, as well as in sales and marketing personnel. Competition for such personnel is intense, and management cannot be sure that we will be successful in attracting or retaining such personnel.

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

The Impact of the Changing Regulatory Capital Requirements and Recently Adopted Capital Rules Is Uncertain

Under recently adopted rules by the Federal Reserve and FDIC, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules became effective as to FFN and the Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Risks Related to the Civic Merger

Fluctuations in the Trading Price of FFN Common Stock Preceding the Effective Time of the Civic Merger Will Change the Number of Shares of FFN Common Stock That Civic Shareholders Will Receive in the Civic Merger.

At the effective time of the Civic Merger, all outstanding shares of common stock of Civic will be exchanged for that number of shares of common stock of FFN with an aggregate value of $28,625,000, calculated by dividing this aggregate value by the volume weighted average closing price of FFN’s common stock for the 20 consecutive trading days ending on and including the 10th trading day preceding the effective date of the Civic Merger; provided, however, that the market value per share of FFN’s common stock used to determine the number of shares of FFN common stock to be issued will be no more than $29.50 per share, and no less than $26.50 per share. Accordingly, the value of the shares of FFN common stock Civic shareholders will receive will not change, although the number of shares of common stock received will vary with the market price for FFN common stock, within the $26.50 to $29.50 range of market value, such that the number of shares of FFN common stock issued in the Civic Merger to holders of Civic common stock will be between 970,338 and 1,080,188 shares.

The market price of FFN’s common stock at the time the Civic Merger is completed may vary from the price of FFN’s common stock on the date the merger agreement was executed and/or on the date of the Civic special meeting as a result of various factors that are beyond the control of FFN and Civic, including but not limited to general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. In addition to the approval of the Civic Merger Agreement by Civic shareholders, completion of the Civic Merger is subject to satisfaction of other conditions that may not occur until after the Civic special meeting. Therefore, at the time of the Civic special meeting Civic shareholders will not know or be able to calculate the precise consideration they will receive at the effective time of the Civic Merger.

Before or after the Civic Merger, the market value of FFN common stock may decrease and be lower than the FFN Market Price that is used in calculating the consideration to be received by holders of Civic common stock in the Civic Merger.

FFN May Not Be Able to Successfully Integrate Civic or to Realize the Anticipated Benefits of the Civic Merger

The Civic Merger involves the combination of two banks that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on FFN’s ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. FFN also intends to utilize most if not all of Civic’s employees, a plan that may or may not be completely feasible as the growth of the banks and FFN continues and the demands of the marketplace dictate. FFN may not be able to combine the operations of Civic and FSB without encountering difficulties, such as:

•	the loss of key employees;

•	disruption of operations and business;

•	inability to maintain and increase competitive presence;

•	deposit attrition, customer loss and revenue loss;

•	possible inconsistencies and disruptions during the period needed to integrate standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of Civic and the Bank.

Further, FFN, the Bank and Civic entered into the merger agreement with the expectation that the Civic Merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross-selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether FFN integrates Civic in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact FFN’s business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Regulatory Approvals May Not Be Received, May Take Longer Than Expected or May Impose Conditions That Are Not Presently Anticipated or Cannot Be Met

Before the transactions contemplated in the merger agreement may be completed, including the Civic Merger, prior approval of our applications and notices filed with the FRB and TDFI must be obtained. These governmental agencies may impose conditions on the completion of the merger or require changes to the terms of the merger agreement. Although FFN does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the merger agreement or imposing additional costs on or limiting the Bank’s or Civic’s revenues, any of which might have a material adverse effect on FFN following the Civic Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

The Combined Company Will Incur Significant Transaction and Merger-Related Costs in Connection With the Merger

FFN and Civic expect to incur costs associated with combining the operations of Civic and the Bank. FFN and Civic have just recently begun collecting information in order to formulate detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of FFN and Civic. Although FFN and Civic expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the Civic Merger is consummated, FFN and Civic will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the merger. Completion of the Civic Merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including approval by federal and state banking regulators.

Directors and Officers of Civic have Potential Conflicts of Interest in the Merger

You should be aware that some directors and officers of Civic have interests in the Civic Merger that are different from, or in addition to, the interests of Civic shareholders generally.

For example, certain of the executive officers of Civic have been offered change in control agreements by the Bank that provide the executive officer with payments upon a change in control of FFN or the Bank. Also, FFN has agreed to add Anil Patel, MD, to the boards of FFN and the Bank, and Dr. Patel will receive compensation for serving on these boards. These agreements may create potential conflicts of interest by creating vested interests in those persons in the completion of the Civic Merger. In addition, FFN agreed in the merger agreement to provide liability insurance to Civic officers and directors. These and certain other additional interests of Civic’s directors and officers may cause some of these persons to view the proposed transaction differently than you view it, although Civic’s board and officers currently have comparable director and officer insurance coverages.

Failure to Complete the Civic Merger Could Cause FFN’s Stock Price to Decline

If the Civic Merger is not completed for any reason, FFN’s stock price may decline because costs related to the Civic Merger, such as legal, accounting and financial advisory fees, must be paid even if the Civic Merger is not completed. In addition, if the Civic Merger is not completed, FFN’s stock price may decline to the extent that the current market price reflects a market assumption that the Civic Merger will be completed or due to questions about why (or whose “fault” it was that) the Civic Merger was not completed.

Risks Related to an Investment in Our Common Stock

Shares of Our Common Stock Are Not Insured

Shares of our common stock are not deposits and are not insured by the FDIC or any other entity and you will bear the risk of loss if the value or market price of our common stock is adversely affected.

An Active, Liquid Market for our Common Stock May Not Develop or Be Sustained, Which May Impair the Ability of our Shareholders to Sell Their Shares

Before the listing of our common stock on the NYSE on March 26, 2015, our common stock had very little liquidity, with only limited trading of our common stock on the OTCQB of the OTC Markets Group. Even though our common stock is now listed on the NYSE under the symbol “FSB”, there is limited trading volume and an active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. If an active, liquid trading market for our common stock does not develop, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

The Market Price of Our Common Stock May Fluctuate Significantly

The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	perceptions in the market place involving our competitors and/or us;

•	changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover or continue to cover our common stock after our initial public offering;

•	the failure of securities analysts to cover, or continue to cover, us after our initial public offering;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving our competitors or us;

•	the trading volume of our common stock;

•	future sales of our common stock;

•	our treatment as an “emerging growth company” under federal securities laws;

•	additions or departures of key personnel;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	failure to integrate acquisitions or realize anticipated benefits from our acquisitions;

•	rapidly changing technology; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the bank and non-bank financial services industries.

If any of the foregoing occurs, it could cause our stock price to fall and expose us to litigation that, even if our defense is successful, could distract management and be costly to defend.

Shares of Our Common Stock are Subject to Dilution and the Market Price of Our Common Stock Could Decline Due to the Number of Outstanding Shares of Our Common Sock Eligible for Future Sale

Actual or anticipated issuances or sales of additional amounts of our common stock in the future could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would dilute the percentage ownership interest held by shareholders prior to such issuance. As of December 31, 2015, we had 10,571,377 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 2,640,000 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act), may be sold publicly only in compliance with certain limitations. In addition, 2,766,191 shares of our outstanding common stock were issued pursuant to a registration statement on Form S-4 in connection with the acquisition of MidSouth and are freely tradable. On October 28, 2015, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 shares of our common stock for issuance under our 2007 Omnibus Equity Incentive Plan (the “Plan”). In addition, on November 30, 2015, we filed a registration statement on Form S-3 under the Securities Act to register, among other things, an aggregate of 1,690,598 shares of our common stock held by our existing shareholders that are currently freely tradeable. The remaining shares of our common stock may be sold in the market over time in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

Securities Analysts May Not Initiate or Continue Coverage on Our Common Stock, Which Could Adversely Affect the Market for Our Common Stock

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

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

There Is No Certainty of Return on Investment

No assurance can be given that a holder of shares of our common stock will realize a substantial return on his or her investment, or any return at all. Further, as a result of the uncertainty and risks associated with our operations as described in this “RISK FACTORS” section, it is possible that an investor will lose his or her entire investment.

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

We Are an Emerging Growth Company and We Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make Our Common Stock Less Attractive to Investors

We are an emerging growth company. For as long as we continue to be an emerging growth company, among other things, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years following the effectiveness of our Registration Statement on Form S-4 filed on May 14, 2014, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FFN’s and the Bank’s main office and headquarters operation is located at 722 Columbia Avenue, Franklin, Tennessee 37064. This location is leased by the Bank. The Bank operates branches at the following locations: 3359 Aspen Grove Drive, Suite 100, Franklin, Tennessee 37067; 134 Pewitt Drive, Suite 100, Brentwood, Tennessee 37027; 1015 Westhaven Blvd., Suite 150, Franklin, Tennessee 37064; 40 Moss Lane, Suite 100, Franklin, Tennessee 37064; 2035 Wall Street, Spring Hill, Tennessee 37174; 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135; One East College Street, Murfreesboro, Tennessee 37130; 724 President Place, Smyrna, Tennessee 37167; 2415 Memorial Boulevard, Murfreesboro, Tennessee 37129; 2782 South Church Street, Murfreesboro, Tennessee 37127; and 2610 Old Fort Parkway, Murfreesboro, Tennessee 37128. The Bank also operates a mortgage loan office at 123 East College Street, Murfreesboro, Tennessee 37130, and a loan production office at 3325 West End Avenue, Nashville, Tennessee 37203. Twelve of these locations are leased by the Bank; two are owned. Certain lease agreements for these properties are with entities owned by related parties of FFN and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock began trading on the New York Stock Exchange (“NYSE”) on March 26, 2015, under the ticker symbol “FSB”. Prior to March 26, 2015, our common stock traded on the OTCQB of the OTC Markets Group. The following table sets forth the range of high and low sale prices of our common stock as reported on the NYSE and OTCQB, as applicable, for the periods indicated since January 1, 2014. The OTCQB prices set forth in the table below reflect sporadic, limited trading of our common stock, without retail mark-up, mark-down or commissions.

	High	Low
2015
First Quarter (January 1 to March 31)	$24.00	$17.30
Second Quarter (April 1 to June 30)	$23.10	$19.25
Third Quarter (July 1 to September 30)	$26.40	$21.50
Fourth Quarter (October 1 to December 31)	$33.26	$21.79
2014
First Quarter (January 1 to March 31)	$12.90	$12.90
Second Quarter (April 1 to June 30)	$12.90	$12.90
Third Quarter (July 1 to September 30)	$16.50	$12.90
Fourth Quarter (October 1 to December 31)	$22.00	$16.50

As of December 31, 2015, we had 1,571 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future; however, our Board of Directors may decide to declare dividends in the future. Payments of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, tax considerations, general economic conditions and any legal or contractual limitations on our ability to pay dividends. We are not obligated to pay dividends on our common stock.

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

As a result of our participation in the SBLF program, we are obligated to pay quarterly non-cumulative dividends on our Series A Preferred Stock held by the U.S. Treasury. Payments are due each January 1, April 1, July 1 and October 1. The dividend rate on our Series A Preferred Stock is 1.0% per annum as of December 31, 2015 and will increase to 9.0% beginning March 27, 2016. Failure to pay quarterly dividends on the Series A Preferred Stock may limit our ability to pay dividends on our common stock in the future.

Recent Sales of Unregistered Securities

Shares of the Company’s common stock were issued during the fourth quarter of 2015 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
10/01/2015	150	Warrants Exercised	$12.00	$1,800.00
10/15/2015	500	Warrants Exercised	$12.00	$6,000.00
11/09/2015	25	Warrants Exercised	$12.00	$300.00
	250	Warrants Exercised	$12.00	$3,000.00
	125	Warrants Exercised	$12.00	$1,500.00
11/23/2015	250	Warrants Exercised	$12.00	$3,000.00
12/17/2015	2,000	Options Exercised	$10.00	$20,000.00
	3,167	Options Exercised	$11.75	$37,212.25
12/21/2015	175	Warrants Exercised	$12.00	$2,100.00
	125	Warrants Exercised	$12.00	$1,500.00
	194	Options Exercised	$11.75	$2,279.50
	6,622	Options Exercised	$11.75	$77,808.50
12/28/2015	550	Options Exercised	$10.00	$5,500.00
	9,809	Options Exercised	$11.75	$115,255.75
	4,164	Options Exercised	$10.50	$43,722.00
12/29/2015	2,730	Options Exercised	$10.50	$28,665.00
	6,809	Options Exercised	$12.00	$81,708.00
12/30/2015	215	Options Exercised	$12.00	$2,580.00
	8,887	Options Exercised	$12.00	$106,644.00

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

Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by stockholders	1,338,098	$13.02	2,345,825
Equity Compensation Plans not approved by stockholders	0	$0	0

Total	1,338,098	$13.02	2,345,825

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Franklin Financial Network, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from March 26, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the NYSE Composite Index and the KBW Regional Banks Index. The graph assumes that $100 was invested at the market close on March 26, 2015 in the common stock of Franklin Financial Network, Inc., the NYSE Composite Index and the KBW Regional Banks Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA.

The following selected historical consolidated financial data as of and for the years ended December 31, 2015, 2014, 2013 and 2012, is derived from the audited consolidated financial statements of FFN.

(amounts are in thousands, except ratios, per share data, banking locations and full time equivalent employees)

	Year ended December 31,
	2015	2014	2013	2012
SUMMARY OF OPERATIONS:
Total interest income	$68,721	$43,432	$24,982	$20,004
Total interest expense	9,306	5,739	3,937	4,048
Net interest income	59,415	37,693	21,045	15,956
Provision for loan losses	5,030	2,374	907	1,548
Net interest income after provision for loan losses	54,385	35,319	20,138	14,408
Non-interest income	12,830	10,051	6,819	8,645
Non-interest expense	42,114	31,822	19,662	16,857
Income before income taxes	25,101	13,548	7,295	6,196
Income tax expense	9,021	5,134	2,734	2,056
Net income	16,080	8,414	4,561	4,140
Preferred stock dividend requirement	(100)	(100)	(109)	(458)
Net income available to common shareholders	$15,980	$8,314	$4,452	$3,682

PER COMMON SHARE DATA:
Basic earnings per share	$1.62	$1.32	$1.13	$1.03
Diluted earnings per share	$1.54	$1.27	$1.10	$1.02
Common equity per common share outstanding	$16.92	$14.41	$11.34	$11.42
Dividends per common share	$—	$—	$—	$—
Preferred shares outstanding	10	10	10	10
Actual common shares outstanding	10,571	7,756	4,863	3,621
Weighted average common shares outstanding, including participating securities	9,885	6,320	3,934	3,561
Diluted weighted average common shares outstanding, including participating securities	10,390	6,557	4,038	3,624

BALANCE SHEET DATA:
Assets	$2,167,792	$1,355,827	$796,374	$577,762
Loans held for sale	14,079	18,462	10,694	15,355
Loans, net of unearned income	1,303,826	787,188	421,304	299,483
Allowance for loan losses	11,587	6,680	4,900	3,983
Total securities	734,038	449,037	325,090	219,933
Total deposits	1,814,039	1,172,233	681,300	514,643
Federal Home Loan Bank advances	57,000	19,000	23,000	8,000
Other borrowed funds	101,086	39,078	24,291	1,602
Preferred shareholders’ equity	10,000	10,000	10,000	10,000
Common shareholders’ equity	178,816	111,799	55,163	41,356
Total shareholders’ equity	188,816	121,799	65,163	51,356
Average total assets	1,750,697	1,049,689	637,176	517,091
Average loans(1)	1,009,130	609,714	354,248	274,816
Average interest-earning assets	1,685,073	1,008,156	616,880	503,215
Average deposits	1,478,801	896,674	542,716	450,133
Average interest-bearing deposits	1,314,517	796,569	488,849	410,387
Average interest-bearing liabilities	1,409,753	848,993	525,906	425,786
Average total shareholders’ equity	168,933	97,567	55,355	49,540

	Year ended December 31,
	2015	2014	2013	2012
SELECTED FINANCIAL RATIOS:
Return on average assets	0.92%	0.80%	0.72%	0.80%
Return on average equity	9.52%	8.62%	8.24%	8.36%
Average equity to average total assets	9.65%	9.29%	8.69%	9.58%
Dividend payout	—%	—%	—%	—%
Efficiency ratio(2)	58.29%	66.65%	70.56%	68.52%
Net interest margin(3)(5)	3.62%	3.74%	3.41%	3.17%
Net interest spread(4)(5)	3.51%	3.63%	3.30%	3.02%

CAPITAL RATIOS:(6)
Common equity Tier 1 ratio	10.08%	N/A	N/A	N/A
Tier 1 leverage ratio	8.48%	8.57%	9.78%	9.27%
Tier 1 risk-based capital	10.51%	11.58%	13.83%	14.29%
Total risk-based capital	11.21%	12.30%	14.81%	15.45%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.01%	0.10%	0.00%	0.37%
Allowance to period end loans(7)	0.89%	0.85%	1.16%	1.33%
Allowance for loan losses to non-performing loans	352.62%	580.36%	188.39%	148.79%
Non-performing assets to total assets	0.16%	10.14%	0.35%	0.82%

OTHER DATA:
Banking locations	11	11	4	4
Full-time equivalent employees	225	216	123	98

(1)	Average loans include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(3)	Net interest margin is net interest income (annualized for interim periods) divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average yield on interest-bearing liabilities.
(5)	Interest income and rates for 2015 include the effects of tax-equivalent adjustments, which adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2014 exclude the effects of tax-equivalent adjustments.
(6)	Capital ratios calculated on consolidated financial statements for December 31, 2015, 2014 and 2013. Prior capital ratios calculated on bank-only data.

Period end loans exclude loans held for sale and exclude deferred fees and costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Annual Report on Form 10-K. Unless otherwise noted, all amounts in this discussion are stated in thousands, with the exception of number of shares or per share amounts.

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

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank and Franklin Synergy Risk Management, Inc., together referred to as “the Company.” The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Overview

The Company reported net income of $16,080 for the year ended December 31, 2015, compared to $8,414 for the year ended December 31, 2014, and $4,561 for the year ended December 31, 2013. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders years ended December 31, 2015, 2014 and 2013 was $15,980, $8,314, and $4,452, respectively. The primary reason for the increase in net earnings available to common shareholders was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios during 2015 and a combination of organic growth and the acquisition of MidSouth during 2014, which is discussed in the paragraphs that follow.

Acquisition of MidSouth

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

Acquisition of Civic Bank & Trust

On December 14, 2015, the Company and Civic entered into a definitive merger agreement pursuant to which the Company will acquire Civic in an all-stock transaction valued at approximately $28.6 million. Under the terms of the agreement, Civic will be merged with and into Franklin Synergy Bank, with Franklin Synergy Bank continuing as the surviving institution in the Merger.

According to the terms of the merger agreement, each Civic common shareholder will have the right to receive shares of Franklin Synergy common stock for each share of Civic common stock based on an exchange ratio that will range from 0.4114 to 0.3695 using the minimum market price of $26.50 of the Company’s common stock and a maximum market price of $29.50 of the Company’s common stock, to be determined at the time of the merger. The merger is expected to qualify as a tax-free reorganization for Civic shareholders.

Civic operates two branch offices in the Nashville metropolitan area and as of December 31, 2015, had $145.1 million in total assets, which included $85.7 million in total loans, and $104.6 million in total deposits.

The acquisition is expected to close in the second quarter of 2016 and is subject to regulatory approval, Civic shareholder approval, and other customary conditions set forth in the merger agreement.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the years ended December 31, 2015, 2014 and 2013 totaled $59,415, $37,693, and $21,045, respectively, which are increases of $21,722, or 57.6%, and $16,648, or 79.1%, respectively.

For the years ended December 31, 2015 and 2014, interest income increased $25,289 and $18,450 due to growth in both the loan and investment securities portfolios. These were offset by increases of $3,567 and $1,802 in interest expense, which totaled $9,306, $5,739 and $3,937, respectively, for the years ended December 31, 2015, 2014 and 2013, as a result of increases in both interest-bearing deposits and borrowings.

Interest-earning assets averaged $1,685,073, $1,008,156 and $616,880 during the years ended December 31, 2015, 2014 and 2013, which are increases of $676,917, or 67.1%, and $391,276, or 63.4%, respectively. The increase in 2015 was primarily due to significant organic growth in loans and investment securities, and the increase in 2014 was due to substantial organic growth and to the acquisition of MidSouth.

For the years ended December 31, 2015 and 2014, average loans increased 65.5% and 72.1%, respectively, and investment securities increased 71.6% and 49.9%, respectively. The yield on average interest-earning assets decreased 14 basis points to 4.17% during the year ended December 31, 2015, increased 26 basis points to 4.31% during the year ended December 31, 2014, compared to 4.05% for the year ended December 31, 2013. The yields on average loans decreased 19 basis points during the year ended December 31, 2015 and 16 basis points during the year ended December 31, 2014.

For the years ended December 31, 2015, 2014 and 2013, the yield on available for sale securities was 2.44%, 2.59% and 1.79%, respectively. The primary driver for the decrease during 2015 was the decline in coupon rate on the Company’s securities. During 2015, the yield related to coupon rate declined from 4.45% in 2014 to 4.14% in 2015. The primary driver for the increase during 2014 was the slowing of prepayment amortization. During the year ended December 31, 2014, prepayment amortization of available for sale securities was $2,650, which represented a yield reduction of 86 basis points when compared to 2013.

Interest-bearing liabilities averaged $1,409,753, $848,993 and $525,906, respectively, during the years ended December 31, 2015, 2014 and 2013, which are increases of $560,760, or 66.1%, during 2015 and $323,087, or 61.4%, during 2014. The increase during 2015 was primarily attributed to growth of average interest-bearing deposits. The increase for 2014 was due primarily to the acquisition of MidSouth.

During 2015, total average interest-bearing deposits grew $517,948, which included increases in average interest checking of $69,913, average money market accounts of $163,945, and average time deposits outstanding of $272,399. During 2014, total average interest-bearing deposits grew $307,720, which included increases in average interest checking of $87,325, average money market accounts of $85,386, and average time deposits outstanding of $124,572.

Rapid growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $17,937 and $9,031, respectively in 2015 and 2014. The loan growth also resulted in increases in average Federal funds purchased and other borrowings, including securities sold under agreement to repurchased, of $24,875 and $6,336, respectively, during 2015 and 2014.

The cost of average interest-bearing liabilities decreased two basis points to 0.66% during 2015 and seven basis points to 0.68% during 2014. The favorable decline in 2015 was attributable to decreases in rates paid on money market accounts, time deposits, Federal Home Loan Bank advances and Federal funds purchase and other borrowings. The favorable decline in 2014 was primarily due to decreases in the rates paid on money market accounts and time deposits.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the years ended December 31, 2015, 2014, and 2013:

Average Balances(7)—Yields & Rates

(Dollars in thousands)

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
ASSETS:
INTEREST-EARNING ASSETS
Loans(1)(6)	$1,009,130	$53,647	5.32%	$609,714	$33,585	5.51%	$354,248	$20,094	5.67%
Securities available for sale(6)	545,878	13,314	2.44%	307,723	7,961	2.59%	199,072	3,558	1.79%
Securities held to maturity	80,932	2,887	3.57%	57,576	1,579	2.74%	44,666	1,164	2.61%
Certificates of deposit at other financial institutions	250	6	2.40%	126	3	2.38%	56	—	0.00%
Federal funds sold and other(2)	48,883	449	0.92%	33,017	304	0.92%	18,838	166	0.88%

TOTAL INTEREST EARNING ASSETS	$1,685,073	$70,303	4.17%	$1,008,156	$43,432	4.31%	$616,880	$24,982	4.05%
Allowance for loan losses	(8,398)			(5,655)			(4,277)
All other assets	74,022			47,188			24,573

TOTAL ASSETS	$1,750,697			$1,049,689			$637,176

LIABILITIES & SHAREHOLDERS’ EQUITY:
INTEREST-BEARING LIABILITIES
Deposits:
Interest checking	$268,745	$806	0.30%	$198,832	$510	0.26%	$111,507	$350	0.31%
Money market	464,588	2,616	0.56%	300,643	2,037	0.68%	215,257	1,718	0.80%
Savings	35,779	164	0.46%	24,088	117	0.49%	13,651	68	0.50%
Time deposits	545,405	5,102	0.94%	273,006	2,637	0.97%	148,434	1,557	1.05%
Federal Home Loan Bank advances	46,447	312	0.67%	28,510	262	0.92%	19,479	100	0.51%
Federal funds purchased and other(3)	48,789	306	0.63%	23,914	176	0.74%	17,578	144	0.82%

TOTAL INTEREST BEARING LIABILITIES	$1,409,753	$9,306	0.66%	$848,993	$5,739	0.68%	$525,906	$3,937	0.75%
Demand deposits	164,284			100,105			53,867
Other liabilities	7,727			3,024			2,048
Total shareholders’ equity	168,933			97,567			55,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,750,697			$1,049,689			$637,176
NET INTEREST SPREAD(4)			3.51%			3.63%			3.30%
NET INTEREST INCOME		$60,997			$37,693			$21,045
NET INTEREST MARGIN(5)			3.62%			3.74%			3.41%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.

(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income divided by total average earning assets.
(6)	Interest income and rates for 2015 include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2014 exclude the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

The tables below detail the components of the changes in net interest income for the periods indicated. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category. The changes noted in the table below include tax equivalent adjustments, and as a result, will not agree to the amounts reflected on the Company’s consolidated statements of income for the categories that have been adjusted to reflect tax equivalent income.

Analysis of Changes in Interest Income and Expenses

	Net change year ended December 31, 2015 versus December 31, 2014			Net change year ended December 31, 2014 versus December 31, 2013
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$22,001	$(1,939)	$20,062	$14,491	$(1,000)	$13,491
Securities available for sale	6,161	(808)	5,353	1,942	2,461	4,403
Securities held to maturity	641	667	1,308	336	79	415
Certificates of deposit at other financial institutions	3	—	3	—	3	3
Federal funds sold and other	146	(1)	145	125	13	138

TOTAL INTEREST INCOME	$28,952	$(2,081)	$26,871	$16,894	$1,556	$18,450

INTEREST EXPENSE
Deposits
Interest checking	$179	$117	$296	$274	$(114)	$160
Money market accounts	1,111	(532)	579	681	(362)	319
Savings	57	(10)	47	52	(3)	49
Time deposits	2,631	(166)	2,465	1,307	(227)	1,080
Federal Home Loan Bank advances	165	(115)	50	46	116	162
Other borrowed funds	183	(53)	130	52	(20)	32

TOTAL INTEREST EXPENSE	$4,326	$(759)	$3,567	$2,412	$(610)	$1,802

NET INTEREST INCOME	$24,626	$(1,322)	$23,304	$14,482	$2,166	$16,648

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

The provision for loan losses was $5,030, $2,374 and $907 for the years ended December 31, 2015, 2014 and 2013, respectively. The higher provision amounts for 2015 and 2014 are due primarily to higher loan growth during 2015 and 2014. Nonperforming loans at December 31, 2015, 2014 and 2013 totaled $3,286, $1,151 and $2,601, representing 0.3%, 0.1% and 0.6% of total loans, respectively.

Non-Interest Income

Non-interest income for the years ended December 31, 2015, 2014 and 2013 was $12,830, $10,051 and $6,819, respectively. The following is a summary of the components of non-interest income (in thousands):

	Years Ended December 31,		2015-2014 Percent Increase	Year Ended December 31,	2014-2013 Percent Increase
	2015	2014	(Decrease)	2013	(Decrease)
Service charges on deposit accounts	$113	$53	113.2%	$52	1.9%
Other service charges and fees	2,644	1,777	48.8%	1,112	59.8%
Net gains on sale of loans	6,959	5,814	19.7%	4,403	32.0%
Wealth management	1,283	639	100.8%	241	165.1%
Loan servicing fees, net	227	254	(10.6%)	(365)	169.6%
Gain on sales and calls of securities	833	259	221.6%	88	194.3%
Other	771	1,255	(38.6%)	1,288	(2.6%)

Total non-interest income	$12,830	$10,051	27.6%	$6,819	47.4%

Service charges on deposit accounts increased 113.2% in 2015 due to changes made to the Company’s schedule of service charges and to the reduction of the amount of service charges waived.

Other service charges and fees for the year ended December 31, 2015 increased 48.8% from 2014, due to increased ATM surcharge income and to the increase in nonsufficient funds charges collected during the year. Other service charges and fees for the year ended December 31, 2014 increased 59.8% from 2013, primarily due to the MidSouth acquisition, which contributed to increases in ATM fees and investment management fees.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and SBA loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for year ended December 31, 2015 was $6,959, an increase of $1,145, or 19.7%, from the year ended December 31, 2014, primarily attributed to the volume of mortgage loans sold during 2015. Net gains for year ended December 31, 2014 was $5,814, an increase of $1,411, or 32.0%, from the year ended December 31, 2013. The increase was primarily due to improved pricing spread on mortgage loans sold. The Company recognized $5,636 in pricing adjustment gains during 2015, compared to $3,455 during 2014, an increase of $2,181 or 63.1%. The Company recognized $3,455 in pricing adjustment gains during 2014, compared to $1,413 during 2013, an increase of $2,042, or 144.5%. Residential refinancing activity that began to surge during the second half of 2011 in response to historically low interest rates remained significant into 2013 but began to decrease in the second half of 2013.

Wealth management income is the commission earned based on the investment brokerage activities and volume related to the Company’s wealth management clients. These commissions are also impacted by market conditions and will fluctuate from time to time due to rises and declines in the investment markets. Wealth management income for 2015 was $1,283, an increase of 100.8% when compared with 2014. The increase is attributable to the growth experienced in the increase of assets under management and in the growth in the investment markets during 2015. Wealth management income for 2014 was $639, an increase of 165.1% when compared with 2013. The increase in investment services income is attributable to the acquisition of MidSouth, which included an established trust and investment division.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of mortgage servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the year ended December 31, 2015, net loan servicing fees were $227 compared to $254 for the year ended December 31, 2014. The decrease in servicing fees in 2015 is attributable to the increase in amortization during the year. For the year ended December 31, 2014, net loan servicing fees were $254 compared to ($365) for the year ended December 31, 2013. The favorable increase to loan servicing fees was primarily related to a decrease in amortization as a result of a decrease in residential refinancing activity.

Non-interest Expense

Non-interest expense for the years ended December 31, 2015, 2014 and 2013 was $42,114, $31,822 and $19,662, respectively. This increase was the result of the following components listed in the table below (in thousands):

	Years Ended December 31,		2015-2014 Percent Increase	Year Ended December 31,	2014-2013 Percent Increase
	2015	2014	(Decrease)	2013	(Decrease)
Salaries and employee benefits	$24,040	$19,160	25.5%	$13,142	45.8%
Occupancy and equipment	6,589	4,729	39.3%	2,792	69.4%
FDIC assessment expense	1,167	600	94.5%	354	69.5%
Net (gain) loss on sale and write-down of foreclosed assets	(26)	96	(127.1%)	223	(57.0%)
Marketing	956	728	31.3%	283	157.2%
Professional fees	2,425	2,040	18.9%	596	242.3%
Other	6,963	4,469	55.8%	2,272	96.7%

Total non-interest expense	$42,114	$31,822	32.3%	$19,662	61.8%

The increase in non-interest expense noted in the table above is relative to the Company’s overall current growth. One of the major increases was in salaries and employee benefits. During 2015, salaries and employee benefits expense increased 25.5%, with increases in salary expense and mortgage commissions being the largest attributes of the increase. Salary expense increased due to the addition of experienced lenders and their related support personnel, including a lending team that specialized in healthcare and other types of commercial lending. Mortgage commissions increased due to increased volume of mortgage loans sold during 2015. During 2014, salaries and employee benefits increased with the acquisition of MidSouth, increasing the Company’s full-time equivalent employees from 123 as of December 31, 2013, to 218 as of December 31, 2014. The increased number of personnel was due to the retention of the majority of the MidSouth employees that were needed to support the expansion in the number of branches as well as additional operational staff needed to handle the Company’s growth in loans and deposits.

The increase in occupancy and equipment expense during 2015 is attributable to: (1) increases in building rent expense from the expansion of the Company’s headquarters in Franklin, Tennessee and the Rutherford County properties sold and leased back during 2015; and (2) increased depreciation expenses related to the furniture, equipment and leasehold improvements that have been added as a result of the Company’s growth. The increase in occupancy and equipment expenses during 2014 is attributed to the addition of six branches, five of which were added with the acquisition of MidSouth, the relocation of two branch offices, and the expansion of the Company’s headquarters in downtown Franklin, Tennessee.

The Company’s FDIC assessment increased in 2015 due to the Company’s growth in assets during the year, and 2014 primarily due to the acquisition of MidSouth and the related growth in assets.

Net loss on sale and write-down of foreclosed assets consists of losses from the sale of Other Real Estate Owned (“OREO”) properties and other foreclosed assets and from valuation adjustments against the carrying costs of foreclosed assets. For the year ended December 31, 2015, there was a gain on the sale of OREO of $26 compared to a loss of $96 for the year ended December 31, 2014 and a loss of $223 for the year ended December 31, 2013.

The increase in marketing expenses during 2015 is attributed to increased marketing and public relations efforts to further the growth of the Company. The increase in marketing expenses during 2014 is primarily attributed to the acquisition of MidSouth, since the Company increased its marketing efforts in the Rutherford County, Tennessee market around the time the acquisition was completed.

The 18.9% increase in professional fees during 2015 is attributed to increases in legal fees ($255), audit/accounting fees ($283) and brokerage settlement expenses ($188), the latter of which is related to the Company’s wealth management division being operational for a full year after being added as part of the MidSouth acquisition. These increases were offset by a decrease of $429 in other professional fees due to level of expenses incurred in 2014 related to the MidSouth acquisition. The increase in professional fees during 2014 is primarily from fees associated with the acquisition of MidSouth. These expenses totaled $2,040 for the year ended December 31, 2014, compared to $596 for the same period in 2013, and included investment banker fees, consulting fees and various legal and accounting fees. Expenses related to the Company’s acquisition of MidSouth totaled $926. These expenses were related to the systems conversions and various professional fees for legal, accounting and investment banking consultants. In addition, the Company experienced increases in other professional fees, specifically in brokerage settlement expenses ($159), legal fees ($96), and accounting fees ($144).

Other noninterest expense increased $2,494, or 55.8%, during 2015 and $2,197, or 96.7%, during 2014 due to a number of different types of expenses. During 2015, the larger increases included the following: loan-related expenses ($434); insurance expense ($366); indirect costs associated with the Company’s IPO ($326); amortization of core deposit intangible ($293); electronic banking expense ($218); franchise taxes ($177); and telecommunications ($122). During 2014, the larger increases included the following: amortization of core deposit intangible ($361); mortgage lending expense ($288); electronic banking expense ($275); telecommunications ($265); loan-related expenses ($234); and franchise taxes ($171).

Income Tax Expense

The Company recognized an income tax expense for the years ended December 31, 2015, 2014, and 2013 of $9,021, $5,134 and $2,734, respectively. The Company’s year-to-date income tax expense for the years ended December 31, 2015, 2014, and 2013 reflects effective income tax rates 35.9%, 37.9%, and 37.5%, respectively. The decrease in the effective tax rate for 2015 is attributed to the increase in the Company’s tax-exempt investment securities, and the increase in the effective tax rate in 2014 resulted from unfavorable permanent differences arising from expenses associated with the MidSouth acquisition and from stock-based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Return on assets (net income divided by average total assets)	0.92%	0.80%	0.72%
Return on equity (Net income divided by average equity)	9.52%	8.62%	8.24%
Dividend payout ratio (Dividends declared per share divided by net income per share)	—%	—%	—%
Equity to asset ratio (Average equity divided by average total assets)	9.65%	9.29%	8.69%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)	8.48%	8.57%	9.78%

The minimum leverage capital ratio required by the regulatory agencies is 4.00%.

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2015 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Common Equity Tier 1 capital:
Stockholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$167,562

Tier 1 capital:
Common Equity Tier 1 capital plus additional tier 1 capital instruments and related surplus, less additional tier 1 capital deductions	$174,656
Tier 2 capital:
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	11,587

Total risk-based capital	$186,243

Risk-weighted assets, gross	$1,661,521
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$1,661,521

Risk-based capital ratios:
Common Equity Tier 1 risk-based capital ratio	10.08%

Tier 1 risk-based capital ratio	10.51%

Total risk-based capital ratio	11.21%

The minimum Common Equity Tier 1 risk-based capital ratio required by the regulatory agencies is 4.50%. Tier 1 risk-based capital ratio required by the regulatory agencies is 6.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2015, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2015 and DECEMBER 31, 2014

Overview

The Company’s total assets increased by $811,965, or 59.9%, from December 31, 2014 to December 31, 2015. The increase in total assets was the result of the Company’s initial public offering that was completed in the first quarter of 2015 and from organic growth in both the loan portfolio and the investment portfolio.

The following table presents the growth experienced by the Company when comparing selected balance sheet totals from December 31, 2015 and 2014.

In Thousands	Dec 31, 2015	Dec 31, 2014	Growth	Growth Percentage
Total Loans	$1,303,826	$787,188	$516,638	65.6%
Total Securities	734,038	449,037	285,001	63.5%
Total Assets	2,167,792	1,355,827	811,965	59.9%
Total Deposits	1,814,039	1,172,233	641,806	54.8%
Total Liabilities	1,978,976	1,234,028	744,948	60.4%
Total Shareholders’ Equity	188,816	121,799	67,017	55.0%

Loans Held For Sale

At December 31, 2015, the Company had $14,079 in mortgage loans held for sale, compared to $18,462 as of December 31, 2014, a decrease of 23.7%. The decrease is attributable to the volume of loans closed and in the process of being sold to investors at December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, the Company realized gains from sales of mortgage loans totaling $6,859, $5,814 and $4,403, respectively.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at December 31, 2015 and 2014 were $1,303,826 and $787,188, respectively, an increase of $516,638, or 65.6%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of experienced lending officers, including a team of lenders that specialize in healthcare and commercial lending.

The table below provides a summary of the loan portfolio composition for the periods noted.

	As of December 31,
Types of Loans	2015	2014	2013	2012	2011
Total loans, excluding PCI loans
Real estate:
Construction and land development	$372,767	$239,225	$113,710	$83,767	$49,920
Commercial	364,223	246,352	125,202	77,682	65,822
Residential	274,934	213,760	138,466	106,589	91,896
Commercial and industrial	283,888	76,570	36,397	20,280	14,315
Consumer and other	6,577	8,025	8,250	11,758	8,132

Total loans—gross, excluding PCI loans	1,302,389	783,932	422,025	300,076	230,085

Total PCI loans (note 1)	3,913	4,315	—	—	—

Total gross loans	1,306,302	788,247	422,025	300,076	230,085
Less: deferred loan fees, net	(2,476)	(1,059)	(721)	(593)	(450)
Allowance for loan losses	(11,587)	(6,680)	(4,900)	(3,983)	(3,413)

Total loans, net allowance for loan losses	$1,292,239	$780,508	$416,404	$295,500	$226,222

note 1:	PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased $518,055, or 65.7%, during 2015. During 2015, the Company experienced growth in real estate loans of 44.4%, with the growth occurring in the construction and land development (55.8%), commercial real estate (47.4%) and residential real estate (28.4%) segments. The Company also experienced very strong growth of 265.4% in the commercial and industrial segment during 2015. The healthcare lending team that joined the Company in the second quarter of 2015 contributed 62.9% of the growth in the commercial and industrial segment.

Real estate loans comprised 77.6% of the loan portfolio at December 31, 2015. The largest portion of the real estate segments of the portfolio as of December 31, 2015, was construction and land development loans, which totaled 36.8% of real estate loans. Construction and land development loans totaled $372,845 at December 31, 2015, and comprised 28.5% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $365,683 at December 31, 2015, and comprised 36.1% of real estate loans and 28.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $275,497 and comprised 27.2% of real estate loans and 21.1% of total loans at December 31, 2015.

Commercial and industrial loans grew 265.4% during 2015, primarily due to the addition of the healthcare lending team in the second quarter of 2015. At December 31, 2015, this team’s commercial and industrial loans totaled $130,421, which was 45.6% of total commercial and industrial loans. The commercial and industrial classification consists of commercial loans to various sizes of businesses that are primarily secured by commercial assets, such as inventories, business equipment, receivables and other commercial assets.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2015, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2015
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$201,319	$116,226	$55,300	$372,845
Commercial	23,533	143,802	198,348	365,683
Residential	20,136	98,170	157,191	275,497
Commercial and industrial	59,848	159,993	65,859	285,700
Consumer and other	2,095	3,595	887	6,577

Total	$306,931	$521,786	$477,585	$1,306,302

Fixed interest rate	$182,887	$300,386	$199,508	$682,781
Variable interest rate	124,044	221,400	278,077	623,521

Total	$306,931	$521,786	$477,585	$1,306,302

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014			increase (decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,198,891	$11,465	0.96%	$626,180	$6,662	1.06%	$572,711	$4,803	-10 bps
Non-PCI acquired loans (note 1)	99,328	—	—%	156,806	—	—%	(57,478)	—	—
Impaired loans	4,170	113	2.71%	946	18	1.90%	3,224	95	81 bps

Non-PCI loans	1,302,389	11,578	0.89%	783,932	6,680	0.85%	518,457	4,898	4 bps
PCI loans	3,913	9	0.23%	4,315	—	—%	(402)	9	23 bps

Total loans	$1,306,302	$11,587	0.89%*	$788,247	$6,680	0.85%*	$518,055	$4,907	4 bps

note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. The remaining fair value discount balance at December 31, 2015 related to the non-PCI acquired loans was $2,561, or 2.6% of the outstanding aggregate loan balances. One of the purchased loans has been identified as impaired beyond the extent of the recorded discounts, and an allowance for loan loss of $9 was recorded at December 31, 2015 related to the acquired loans.

At December 31, 2015, the allowance for loan losses was $11,587, compared to $6,680 at December 31, 2014. The allowance for loan losses as a percentage of total loans was 0.89% and 0.85% at December 31, 2015 and 2014, respectively. Loan growth during this period is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the years presented.

	2015	2014	2013	2012	2011
Beginning balance	$6,680	$4,900	$3,983	$3,413	$3,177
Loans charged-off:
Construction & land development	—	—	—	(25)	—
Commercial real estate	—	(540)	—	(575)	—
Residential real estate	(32)	(61)	(107)	(443)	(418)
Commercial & industrial	(48)	(58)	(19)	—	(26)
Consumer	(135)	—	—	(7)	—

Total loans charged-off	(215)	(659)	(126)	(1,050)	(444)
Recoveries on loans previously charged-off:
Construction & land development	—	—	—	58	—
Commercial real estate	—	—	—	—	—
Residential real estate	26	65	136	14	—
Commercial & industrial	1	—	—	—	—
Consumer	65	—	—	—	—

Total loan recoveries	92	65	136	72	—
Net recoveries (charge-offs)	(123)	(594)	10	(978)	(444)
Provision for loan losses charged to expense	5,030	2,374	907	1,548	680

Total allowance at end of period	$11,587	$6,680	$4,900	$3,983	$3,413

Total loans, gross, at end of period (Note 1)	$1,306,302	$788,247	$422,025	$300,076	$230,085

Average gross loans (Note 1)	$997,873	$594,974	$343,697	$266,326	$203,870

Allowance to total loans	0.89%	0.85%	1.16%	1.33%	1.48%

Net charge-offs to average loans	0.01%	0.10%	0.00%	0.37%	0.22%

(Note 1)	Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of allowance for loan losses by loan category and loans in each category as a percentage of total loans, for the periods presented.

	2015	2014	2013	2012	2011
Real estate loans:
Construction and land development	$3,186	$2,690	$1,552	$1,342	$928
Commercial	3,146	1,494	1,511	1,267	1,151
Residential	1,861	1,791	1,402	893	1,043

Total real estate	8,193	5,975	4,465	3,502	3,122
Commercial and industrial	3,358	650	337	275	188
Consumer and other	36	55	98	206	103

	$11,587	$6,680	$4,900	$3,983	$3,413

Fluctuations in the allocations during the periods presented are due, in part, to changes in the specific reserve factors assigned to each category of loans. The Corporation has relied heavily on the loss history of peer groups due to the lack of its own history of losses; therefore, reserve factors have been adjusted in accordance with the loss performance experienced by a select group of local peer banks. Allocations between categories of loans have also been affected by the change in the mix of loans among the categories.

As of December 31, 2015, the largest component of the allowance for loan losses was associated with commercial and industrial loans, followed closely by construction and land development loans and commercial real estate loans. The increase on these reserves as a percentage of the total allowance in these categories was primarily due to significant loan growth in these portfolio segments. Commercial and industrial loans grew 265.4% from $78,194, or 9.9% of total loans at the end of 2014, to $285,700, or 21.9% of total loans at year-end 2015. During 2015, construction and land development loans increased from $239,302 at December 31, 2014 to $372,845 at December 31, 2015, an increase of 55.8%. During the same period, commercial real estate loans increased 47.4%, from $248,150 at December 31, 2014 to $365,683 at December 31, 2014.

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

The primary component of nonperforming loans is non-accrual loans, which as of December 31, 2015 totaled $908. The other component of nonperforming loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. There were outstanding loans totaling $2,378 that were past due 90 days or more and still accruing interest at December 31, 2015.

The table below summarizes nonperforming loans and assets for the periods presented.

	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans	$908	$835	$2,601	$2,677	$3,431
Past due loans 90 days or more and still accruing interest	2,378	316	—	—	—

Total nonperforming loans	3,286	1,151	2,601	2,677	3,431
Foreclosed real estate (“OREO”)	200	715	181	2,089	744

Total nonperforming assets	$3,486	$1,866	$2,782	$4,766	$4,175

Total nonperforming loans as a percentage of total loans	0.3%	0.1%	0.6%	0.9%	1.5%
Total nonperforming assets as a percentage of total assets	0.2%	0.1%	0.3%	0.8%	0.9%
Allowance for loan losses as a percentage of nonperforming loans	353%	580%	188%	149%	99%

As of December 31, 2015, there were three loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	92.0%	1
Residential real estate	41	4.5%	1
Commercial & industrial	32	3.5%	1
Consumer	—	—	—

Total non-accrual loans	$908	100.0%	3

Troubled debt restructurings (TDRs) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources; however, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations; however, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or non-accrual loans. Non-accrual TDRs are included in non-accrual loans whereas accruing TDRs are excluded because the borrower remains contractually current. The Company had no TDRs as of December 31, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$370,824	$—	$2,021	$—	$372,845
Commercial	363,406	—	2,277	—	365,683
Residential	273,452	—	2,045	—	275,497

Total real estate	1,007,682	—	6,343	—	1,014,025

Commercial and industrial	284,144	—	1,556	—	285,700
Consumer and other	6,577	—	—	—	6,577

Total	$1,298,403	$—	$7,899	$—	$1,306,302

Investment Securities

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $575,838 at December 31, 2015, compared to $395,705 at December 31, 2014, an increase of $180,133, or 45.5%. The increase in available-for-sale securities was primarily attributed to the Company’s leverage program, which was enacted to invest funds received in the Company initial public offering at the end of first quarter 2015.

The Company’s held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $158,200 at December 31, 2015, compared to $53,332 at December 31, 2014, an increase of $104,868, or 196.6%, also as a part of the Company’s leverage program and as a strategy to provide tax-exempt income.

The combined portfolios represented 33.9% and 33.1% of total assets at December 31, 2015, and December 31, 2014, respectively. At December 31, 2015, the Company had no securities that were classified as having Other Than Temporary Impairment.

The following table summarizes the fair value of the available for sale securities portfolio at December 31, 2015, 2014 and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
U.S. government sponsored entities and agencies	$6,817	$30,173	$14,724
U.S. Treasury securities	—	20,000	—
Mortgage-backed securities: residential	500,955	339,067	180,538
Mortgage-backed securities: commercial	19,835	6,465	—
State and political subdivisions	48,231	—	—

Total	$575,838	$395,705	$195,262

The following table summarizes the amortized cost of the held to maturity securities portfolio at December 31, 2015, 2014 and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
U.S. government sponsored entities and agencies	$3,300	$5,550	$8,225
Mortgage-backed securities: residential	30,398	38,587	39,043
State and political subdivisions	124,502	9,195	9,307

Total	$158,200	$53,332	$56,575

The table below presents the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. government sponsored entities and agencies	$—	$2,060	$4,732	$—	$6,792	$6,817
Mortgage-backed securities: residential(1)	194	261,433	227,096	14,193	502,916	500,955
Mortgage-backed securities: commercial(1)	—	18,650	1,343	—	19,993	19,835
State and political subdivisions	—	719	45,945	—	46,664	48,231

Total available-for-sale securities	$194	$282,862	$279,116	$14,193	$576,365	$575,838

Percent of total	0.03%	49.08%	48.43%	2.46%	100.00%
Weighted average yield(2)	3.39%	2.36%	2.98%	1.09%	2.63%

(1)	Mortgage-backed securities are grouped into average lives based on December 2015 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

The table below presents the maturities and yield characteristics of the Company’s held-to-maturity securities as of December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. government sponsored entities and agencies	$300	$—	$—	$3,000	$3,300	$3,239
Mortgage-backed securities: residential(1)	—	17,676	11,258	1,464	30,398	30,400
State and political subdivisions	501	5,836	118,165	—	124,502	128,330

Total held-to-maturity securities	$801	$23,512	$129,423	$4,464	$158,200	$161,969

Percent of total	0.51%	14.86%	81.81%	2.82%	100.0%
Weighted average yield(2)	1.43%	2.88%	4.71%	2.54%	4.36%

(1)	Mortgage-backed securities are grouped into average lives based on December 2015 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

Securities pledged at December 31, 2015 and 2014 had a carrying amount of $595,523 and $366,764, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Restricted Equity Securities

The Company also had other investments of $7,998 and $5,349 at December 31, 2015, and December 31, 2014, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $7,640 at December 31, 2015 compared to $9,664 at December 31, 2014, a decrease of $2,024, or 20.9%. This decrease was primarily due to reclassifying as assets held for sale $1,640 in bank premises at the Company’s College Street location, which included two buildings, land and land improvements. These assets were reclassified as held for sale since they had been identified for sale, and the sale of the properties was probable.

Bank Owned Life Insurance

As of December 31, 2015, the Company had $22,619 in bank owned life insurance (“BOLI”), compared to $11,664 at December 31, 2014. The increase in BOLI is primarily attributed to additional BOLI purchased during 2015 as part of the directors’ pre- and post-retirement split dollar plans and to provide coverage for additional officers within the Company.

Goodwill and Intangible Assets

As of December 31, 2015 and 2014, the Company had $9,124 in goodwill. The goodwill is related to the acquisition of MidSouth and is presented in tabular format NOTE 2 of the footnotes to the financial statements. At December 31, 2015, there were no circumstances or significant changes that have occurred in the last six months of 2015 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimate of foreclosed assets that were acquired, which increased goodwill by $160 during the fourth quarter of 2014.

As of December 31, 2015 and 2014, the Company had net core deposit intangible of $2,043 and $2,698, respectively, all of which is attributed to the acquisition of MidSouth. At the time of the acquisition as of July 1, 2014, the Company recorded a core deposit intangible of $3,060, and that intangible is being amortized over 8.2 years. Through December 31, 2015, the Company has recognized amortization of $1,017 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2015 and 2014:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(1,017)	$3,060	$(362)

Aggregate amortization expense was $655 for 2015 and $362 for 2014. There was no amortization expense for 2013.

The following table presents estimated amortization expense for each of the next five years:

2016	$564
2017	473
2018	382
2019	291
2020	201

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

At December 31, 2015, total deposits were $1,814,039, an increase of $641,806, or 54.8%, compared to $1,172,233 at December 31, 2014. Included in the Company’s funding strategy are brokered deposits and public funds deposits. Total brokered deposits increased from $86,383 at December 31, 2014 to $478,257 at December 31, 2015, primarily due to the brokered deposits that were added in 2015 as part of the Company’s leverage program. Public funds deposits decreased from $342,179 at December 31, 2014 to $327,766 at December 31, 2015.

Time deposits, excluding brokered deposits, as of December 31, 2015, amounted to $470,284, as compared to $268,101 as of December 31, 2014.

The average amounts for deposits for 2015, 2014 and 2013 are detailed in the following schedule.

	2015		2014		2013
In thousands, except percentages	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$164,284	—%	$100,105	—%	$53,867	—%
Interest-bearing checking accounts	268,745	0.30	198,832	0.26	111,507	0.31
Money market demand accounts	464,588	0.56	300,643	0.68	215,257	0.80
Other savings	35,779	0.46	24,088	0.49	13,651	0.50
Time deposits	545,405	0.94	273,006	0.97	148,434	1.05

	$1,478,801	0.59%	$896,674	0.59%	$542,716	0.68%

The following table shows time deposits, excluding brokered deposits, of $100 or more by category based on time remaining until maturity.

December 31, 2015
Three months or less	$133,076
Over three months through six months	34,676
Over six months through 12 months	101,160
Over one year through three years	57,933
Over three years through five years	54,077
Over five years	—

Total	$380,922

Liquidity, Other Borrowings, and Capital Resources

Federal Funds Purchased and Repurchase Agreements

As of December 31, 2015, the Company had Federal funds purchased from correspondent banks totaling $39,825 compared to $16,825 outstanding as of December 31, 2014. The average Federal funds rate at December 31, 2015 was 0.76%.

Securities sold under agreements to repurchase had an outstanding balance of $61,261 as of December 31, 2015, compared to $22,253 as of December 31, 2014. Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. The Company repurchase agreements at December 31, 2015 were composed of two types of agreements: customer repurchase agreements and a correspondent bank repurchase agreement, the latter of which serves as a short-term funding instrument for the Company. The weighted average rate for repurchase agreements was 0.64% as of December 31, 2015.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At December 31, 2015, advances totaled $57,000 compared to $19,000 as of December 31, 2014.

At December 31, 2015, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2016	40,000	0.45%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$57,000	0.74%

Capital

Shareholders’ equity was $188,816 at December 31, 2015, an increase of $67,017, or 55.0%, from $121,799 at December 31, 2014. No common dividends were paid during 2015.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2015 and 2014 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,946	5.00%

December 31, 2014
Company Total Capital to risk weighted assets	$114,475	12.30%	$74,464	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$107,795	11.58%	$37,232	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$107,795	8.57%	$50,291	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$113,830	12.23%	$74,447	8.00%	$93,059	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$107,150	11.51%	$37,223	4.00%	$55,835	6.00%
Bank Tier 1 (Core) Capital to average assets	$107,150	8.52%	$50,279	4.00%	$62,849	5.00%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2015
Time deposits	$443,160	$102,781	$205,464	$48	$751,453
Federal funds purchased and repurchase agreements	101,086	—	—	—	101,086
FHLB advances	40,000	10,000	7,000	—	57,000
Lease commitments	3,279	6,732	6,821	35,541	52,373

Total	$587,525	$119,513	$219,285	$35,589	$961,912

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances” in Note 9 of our Consolidated Financial Statements. Lease commitments include the leases in place for certain branch sites.

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2015:

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income†	$1,302,918	$309,107	$191,457	$430,909	$371,445
Available for sale securities	575,838	—	—	24,008	551,830
Held to maturity securities	158,200	—	—	1,304	156,896
Loans held for sale	14,079	870	—	—	13,209
Interest-bearing deposits at other financial institutions	32,436	32,436	—	—	—
Certificates of deposit at other financial institutions	250	—	—	—	250

Total earning assets	2,083,721	342,413	191,457	456,221	1,093,630

Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	328,369	328,369	—	—	—
Money market deposit accounts	513,868	513,868	—	—	—
Other savings	43,608	43,608	—	—	—
IRA’s and certificates of deposit, $250,000 and over	310,741	158,985	117,593	34,163	—
IRA’s and certificates of deposit, under $250,000	440,712	64,041	102,541	274,082	48
FHLB borrowings	57,000	40,000	—	17,000	—
Federal funds purchased	39,825	39,825	—	—	—
Securities sold under agreement to repurchase	61,261	61,261	—	—	—

Total interest- bearing liabilities	1,795,384	1,249,957	220,134	325,245	48

Interest-sensitivity gap	$288,337	$(907,544)	$(28,677)	$130,976	$1,093,582

Cumulative gap		$(907,544)	$(936,221)	$(805,245)	$288,337

Interest-sensitivity gap as % of total average assets		(51.84)%	(1.64)%	7.48%	62.47%

Cumulative gap as % of total average assets		(51.84)%	(53.48)%	(46.00)%	16.47%

†	Loans, net of unearned income excludes non-accrual loans.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of December 31, 2015, $575,838 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $158,200 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $595,524 of the total $734,038 investment securities portfolio on hand at December 31, 2015, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At December 31, 2015, the Company had unfunded loan commitments outstanding of $42,486, unused lines of credit of $384,979, and outstanding standby letters of credit of $14,473.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/ per share data and percentages)	As of or for the Years Ended
	December 31, 2015	December 31, 2014
Total shareholders’ equity	$188,816	$121,799
Less: Preferred stock	10,000	10,000

Total common shareholders’ equity	178,816	111,799
Less: Goodwill and other intangible assets	11,231	11,886

Tangible common shareholders’ equity	$167,585	$99,913
Common shares outstanding	10,571,377	7,756,411

Tangible book value per share	$15.85	$12.88

Net income available to common shareholders	$15,980	$8,314
Average tangible common equity	147,374	82,504

Return on average tangible common equity	10.84%	10.08%

Efficiency Ratio:
Net interest income	$59,415	$37,693
Noninterest income	12,830	10,051

Operating revenue	72,245	47,744
Expense
Total noninterest expense	42,114	31,822

Efficiency ratio	58.29%	66.65%

Reported yield on loans(1)	5.31%	5.51%
Effect of accretion income on acquired loans	(0.27%)	(0.24%)

Adjusted yield on loans	5.04%	5.27%

Reported net interest margin(1)	3.53%	3.74%
Effect of accretion income on acquired loans	(0.16%)	(0.15%)
Effect of premium amortization of acquired deposits	(0.00%)	(0.01%)

Adjusted net interest margin	3.37%	3.58%

(1)	Net interest margins shown in the table above do not include tax-equivalent adjustments.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the effectiveness of our Form S-4 filed with the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act; or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Impact of Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB Accounting Standards Codification® (“ASC”), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantee other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements to secured borrowing accounting. ASU 2014-11 also required enhanced disclosures about repurchase agreements and other similar transactions. The accounting changes in this update became effective for the first interim or annual period beginning after December 31, 2014. The disclosure for transactions accounted for as a sale was effective for the first interim or annual period beginning on or after December 15, 2014; the disclosure for transactions accounted for as secured borrowings was required to be presented for annual periods after December 15, 2014, and interim periods after March 15, 2015. Early application was not permitted. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. Management is evaluating the impact ASU 2016-02 will have on the Company’s financial statements.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending December 31, 2016, net interest income was estimated to decrease 1.06% and 2.97% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 2.61% and 13.84% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of December 31, 2015.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	53,035	(8,517)	(13.84)
-100	59,945	(1,606)	(2.61)
Base	—	—	0.00
+100	60,902	(651)	(1.06)
+200	59,726	(1,827)	(2.97)
+300	58,482	(3,070)	(4.99)
+400	58,018	(3,535)	(5.74)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of December 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

The management of Franklin Financial Network, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Franklin Financial Network, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Franklin Financial Network, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an Emerging Growth Company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 26, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 26, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 26, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 26, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 26, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The list of financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization and Bank Merger, dated as of November 21, 2013, between Franklin Financial Network, Inc. and MidSouth Bank (incorporated herein by reference to Appendix A to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014) (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

2.2	Agreement and Plan of Reorganization and Bank Merger, dated as of December 14, 2015 among Franklin Financial Network, Inc., Franklin Synergy Bank and Civic Bank & Trust (incorporated herein by reference to Exhibit 2.1 Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 14, 2015) (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

3.1	Charter of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.2	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated November 15, 2007 (incorporated herein by reference to Exhibit 3.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.3	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated June 17, 2010 (incorporated herein by reference to Exhibit 3.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.4	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.5	Articles of Amendment to the Charter Designating Senior Non-Cumulative Perpetual Preferred Stock, Series A of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.6	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated March 10, 2015 (incorporated herein by reference to Exhibit 3.6 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 11, 2015).

Exhibit No.	Description of Exhibit

3.7	Amended and Restated Bylaws of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.7 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 11, 2015).

4.1	Specimen Stock Certificate of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

4.2	See Exhibits 3.1 through 3.4 and Exhibits 3.6 through 3.7 for provisions of the Charter and Bylaws defining rights of holders of the Registrant’s Common Stock.

10.1

Retail Lease Agreement, dated as of December 21, 2011 by and between Westhaven Town Center Fund I, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form

S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.2	Triple Net Office Lease Agreement, dated as of June 12, 2012 by and between Berry Farms Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.3	Lease Agreement, dated as of December 12, 2012 by and between First Farmers and Merchants Bank and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.4†	First Amendment to Lease Agreement, dated as of February 1, 2016 by and between First Farmers and Merchants Bank and Franklin Synergy Bank.

10.5	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 201, 202 and 203) (incorporated herein by reference to Exhibit 10.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.6	Triple Net Office Lease Agreement, dated as of May 4, 2010 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.7†	Amendment to Triple Net Lease Agreement, dated as of May 4, 2010, by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank.

10.8	Lease, dated as of May 21, 2012 by and between CHHM Properties and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.6 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.9	Lease Agreement, effective October 8, 2008 by and between UCM/ProVenture-Synergy Business Park, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.12 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.10	Lease Amendment No. 1, dated as of June 11, 2013 by and between Mooreland Investors, LP, successor in interest to UCM/ProVenture-Synergy Business Park, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.13 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.11	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 106, 107 and 108) (incorporated herein by reference to Exhibit 10.14 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.12	Lease dated as of April 20, 2010 by and between Edwin B. Raskin Company, as agent for SIG, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.15 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.13*	Form of Franklin Financial Network, Inc.’s Organizers’ Warrant Agreement (incorporated herein by reference to Exhibit 10.16 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.14*	Form of Franklin Financial Network, Inc. Award Agreement for Non-Qualified Stock Options (incorporated herein by reference to Exhibit 10.49 to Form S-4/A (File No. 14795094) filed with the Securities and Exchange Commission on April 29, 2014).

10.15*	Form of Franklin Financial Network, Inc. Award Agreement for Restricted Stock (incorporated herein by reference to Exhibit 10.50 to Form S-4/A (File No. 14795094) filed with the Securities and Exchange Commission on April 29, 2014).

10.16*	Form of Franklin Financial Network, Inc. Award Agreement for Incentive Stock Options (incorporated herein by reference to Exhibit 10.51 to Form S-4/A (File No. 14795094) filed with the Securities and Exchange Commission on April 29, 2014).

10.17*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.17 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.18*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.18 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.19*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.19 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.20*	Employment Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.20 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.21*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.21 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.22*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.22 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.23*	Employment Agreement dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.23 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.24*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.24 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.25*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.25 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.26*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.26 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.27*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.27 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.28*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.28 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.29*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.29 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.30*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.30 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.31*	Form of Lee M. Moss Employment Agreement (incorporated herein by reference to Exhibit 10.34 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.32*	Form of Lee M. Moss Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.35 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.33*	Form of Lee M. Moss Retention Agreement (incorporated herein by reference to Exhibit 10.36 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.34*	Form of Kevin D. Busbey Employment Agreement (incorporated herein by reference to Exhibit 10.37 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.35*	Form of Kevin D. Busbey Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.38 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.36*	Form of Kevin D. Busbey Retention Agreement (incorporated herein by reference to Exhibit 10.39 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.37*	Form of Dallas G. Caudle Employment Agreement (incorporated herein by reference to Exhibit 10.40 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.38*	Form of Dallas G. Caudle Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.41 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.39*	Form of Dallas G. Caudle Retention Agreement (incorporated herein by reference to Exhibit 10.42 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.40*	Form of D. Edwin Jernigan, Jr. Retention Agreement (incorporated herein by reference to Exhibit 10.43 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.41*	Form of D. Edwin Jernigan, Jr. Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.44 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.42*	Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.45 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.43	Form of Split Dollar Life Insurance Agreement (incorporated herein by reference to Exhibit 10.48 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.44	Contract for Sale of Real Estate, dated as of December 5, 2014, by and between Franklin Synergy Bank and Murfreesboro Branches, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.45	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.46	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.47	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.48	Asset Purchase and Sale Agreement, by and between BCG Consulting, LLC, Banc Compliance Group, Inc. and Franklin Financial Network, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on January 2, 2015).

10.49	Triple Net Office Lease Agreement, dated as of February 19, 2015, by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2610 Old Fort Parkway, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.50	Triple Net Office Lease Agreement, dated as of February 19, 2015, by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 724 President Place, Smyrna, Tennessee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.51	Triple Net Office Lease Agreement, dated as of February 19, 2015, by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2782 South Church Street, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

Exhibit No.	Description of Exhibit

10.52	Triple Net Office Lease Agreement, dated as of June 11, 2015, by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Commission on June 12, 2015).

10.53	Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Commission on July 29, 2015).

10.54	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Commission on September 29, 2015).

10.55	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Securities Exchange Commission on October 13, 2015).

10.56	Amendment to Contract (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on October 13, 2015).

10.57†	Amendment to Contract, by and between Franklin Synergy Bank and Century Skanska.

10.58	Form of Change of Control Agreement for Sarah Meyerrose, Richard Bobo and Terry Howell (incorporated herein by reference to Exhibit 10.55 to Form S-4 filed with the Securities and Exchange Commission on February 12, 2016).

10.59†	Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016, by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank.

10.60†	Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016, by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Crowe Horwath LLP.

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Franklin Financial Network, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 15, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2016

FRANKLIN FINANCIAL NETWORK, INC.

By:	/s/ Richard E. Herrington
Richard E. Herrington
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Herrington	Chairman, President & CEO	March 15, 2016
Richard E. Herrington	(Principal Executive Officer)

/s/ Sally P. Kimble	Executive Vice President and Chief	March 15, 2016
Sally P. Kimble	Financial Officer (Principal Financial and Accounting Officer)

/s/ Jimmy E. Allen	Director	March 15, 2016
Jimmy E. Allen

	Director	March 15, 2016
Henry W. Brockman, Jr.

	Director	March 15, 2016
David H. Kemp

	Director	March 15, 2016
Pamela J. Stephens

/s/ Melody J. Sullivan	Director	March 15, 2016
Melody J. Sullivan

/s/ Gregory E. Waldron	Director	March 15, 2016
Gregory E. Waldron

/s/ Benjamin Wynd	Director	March 15, 2016
Benjamin Wynd

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Franklin Financial Network, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Franklin Financial Network, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Franklin, Tennessee

March 15, 2016

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	2015	2014
ASSETS
Cash and due from financial institutions	$52,394	$49,347
Certificates of deposit at other financial institutions	250	250
Securities available for sale	575,838	395,705
Securities held to maturity (fair value 2015—$161,969 and 2014—$53,741)	158,200	53,332
Loans held for sale, at fair value	14,079	18,462
Loans	1,303,826	787,188
Allowance for loan losses	(11,587)	(6,680)

Net loans	1,292,239	780,508

Restricted equity securities, at cost	7,998	5,349
Premises and equipment, net	7,640	9,664
Accrued interest receivable	7,299	3,545
Bank owned life insurance	22,619	11,664
Deferred tax asset	9,430	6,780
Assets held for sale	1,640	4,080
Foreclosed assets	200	715
Servicing rights, net	3,455	3,053
Goodwill	9,124	9,124
Core deposit intangible, net	2,043	2,698
Other assets	3,344	1,551

Total assets	$2,167,792	$1,355,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$176,742	$150,337
Interest bearing	1,637,297	1,021,896

Total deposits	1,814,039	1,172,233
Federal funds purchased and repurchase agreements	101,086	39,078
Federal Home Loan Bank advances	57,000	19,000
Accrued interest payable	644	421
Other liabilities	6,207	3,296

Total liabilities	1,978,976	1,234,028
Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 10,000 shares authorized; 10,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	10,000	10,000
Common stock, no par value: 20,000,000 and 10,000,000 shares authorized; 10,571,377 and 7,756,411 issued at December 31, 2015 and 2014, respectively	147,784	94,251
Retained earnings	31,352	15,372
Accumulated other comprehensive income (loss)	(320)	2,176

Total shareholders’ equity	188,816	121,799

Total liabilities and shareholders’ equity	$2,167,792	$1,355,827

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	2015	2014	2013
Interest income and dividends
Loans, including fees	$53,574	$33,585	$20,094
Securities:
Taxable	12,362	9,459	4,655
Tax-Exempt	2,331	81	67
Dividends on restricted equity securities	350	227	126
Federal funds sold and other	104	80	40

Total interest income	68,721	43,432	24,982
Interest expense
Deposits	8,688	5,301	3,693
Federal funds purchased and repurchase agreements	306	176	144
Federal Home Loan Bank advances	312	262	100

Total interest expense	9,306	5,739	3,937

Net interest income	59,415	37,693	21,045
Provision for loan losses	5,030	2,374	907

Net interest income after provision for loan losses	54,385	35,319	20,138
Noninterest income
Service charges on deposit accounts	113	53	52
Other service charges and fees	2,644	1,777	1,112
Net gains on sale of loans	6,959	5,814	4,403
Loan servicing fees, net	227	254	(365)
Gain on sales and calls of securities	833	259	88
Wealth management	1,283	639	241
Other	771	1,255	1,288

Total noninterest income	12,830	10,051	6,819
Noninterest expense
Salaries and employee benefits	24,040	19,160	13,142
Occupancy and equipment	6,589	4,729	2,792
FDIC assessment expense	1,167	600	354
Net (gain) loss on sale and write-down of foreclosed assets	(26)	96	223
Marketing	956	728	283
Professional fees	2,425	2,040	596
Other	6,963	4,469	2,272

Total noninterest expense	42,114	31,822	19,662

Income before income tax expense	25,101	13,548	7,295
Income tax expense	9,021	5,134	2,734

Net income	$16,080	$8,414	$4,561
Dividends paid on Series A preferred stock	(100)	(100)	(109)

Net income available to common shareholders	$15,980	$8,314	$4,452

Earnings per share:
Basic	$1.62	$1.32	$1.13
Diluted	1.54	1.27	1.10

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	2015	2014	2013
Net income	$16,080	$8,414	$4,561
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(3,220)	11,131	(8,763)
Reclassification adjustment for gains on sales and calls of securities included in net income	(833)	(259)	(88)

Net unrealized gains (losses)	(4,053)	10,872	(8,851)

Tax effect, includes $327, $102 and $34, respectively, income tax expense from gains on sales and calls of securities	1,557	(4,163)	3,389

Total other comprehensive income (loss)	(2,496)	6,709	(5,462)

Comprehensive income (loss)	$13,584	$15,123	$(901)

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	$10,000	3,621,154	$37,821	$2,606	$929	$51,356
Exercise of common stock options	—	5,755	58	—	—	58
Exercise of common stock warrants	—	3,024	36	—	—	36
Dividends paid on Series A preferred stock	—	—	—	(109)	—	(109)
Issuance of restricted stock, net of forfeitures	—	28,685	—	—	—	—
Issuance of shares of common stock, net of stock offering costs of $809	—	1,153,847	14,191	—	—	14,191
Stock based compensation expense, net of forfeitures	—	—	364	—	—	364
Stock issued in conjunction with stock option exchange	—	32,814	(142)	—	—	(142)
Stock issued in conjunction with 401(k) employer match, net of distributions	—	17,596	227	—	—	227
Excess tax benefit from exercise of stock options	—	—	83	—	—	83
Net income	—	—	—	4,561	—	4,561
Other comprehensive loss	—	—	—	—	(5,462)	(5,462)

Balance at December 31, 2013	$10,000	4,862,875	$52,638	$7,058	$(4,533)	$65,163
Exercise of common stock options	—	23,809	236	—	—	236
Dividends paid on Series A preferred stock	—	—	—	(100)	—	(100)
Issuance of restricted stock, net of forfeitures	—	83,191	—	—	—	—
Stock based compensation expense	—	—	611	—	—	611
Stock issued in conjunction with 401(k) employer match	—	20,345	275	—	—	275
Stock and stock options (137,280 options) issued related to MidSouth Bank acquisition, net of stock issuance costs of $514	—	2,766,191	40,462	—	—	40,462
Excess tax benefit from exercise of stock options	—	—	29	—	—	29
Net income	—	—	—	8,414	—	8,414
Other comprehensive income	—	—	—	—	6,709	6,709

Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options, includes net settlement of shares	—	125,478	1,301	—	—	1,301
Exercise of common stock warrants	—	6,570	79	—	—	79
Dividends paid on Series A preferred stock	—	—	—	(100)	—	(100)
Issuance of restricted stock, net of forfeitures	—	28,229	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	860	—	—	860
Stock issued related to initial public offering, net of stock issuance costs of $5,017	—	2,640,000	50,423	—	—	50,423
Stock issued in conjunction with 401(k) employer match, net of distributions	—	14,689	337	—	—	337
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	533	—	—	533
Net income	—	—	—	16,080	—	16,080
Other comprehensive loss	—	—	—	—	(2,496)	(2,496)

Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$188,816

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except share and per share data)

	2015	2014	2013
Cash flows from operating activities
Net income	$16,080	$8,414	$4,561
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,325	931	653
Accretion of purchase accounting adjustments	(1,897)	(1,589)	—
Net amortization of securities	4,961	2,596	4,199
Amortization of loan servicing right asset	909	727	1,265
Amortization of core deposit intangible	655	362	—
Decrease in impairment of servicing asset	—	—	(90)
Provision for loan losses	5,030	2,374	907
Deferred income tax benefit	(1,058)	(130)	(396)
Excess tax benefit related to the exchange of stock options	—	—	(83)
Excess tax benefit related to the exercise of stock options	(533)	(29)	—
Origination of loans held for sale	(301,190)	(262,955)	(307,592)
Proceeds from sale of loans held for sale	312,150	266,932	315,242
Net gain on sale of loans	(6,959)	(5,814)	(4,403)
Gain on sale of available for sale securities	(684)	(259)	(88)
Gain on call of held to maturity securities	(149)	—	—
Income from bank owned life insurance	(611)	(288)	(268)
(Gain) loss on sale of foreclosed assets	(16)	96	223
Stock-based compensation	860	611	364
Compensation expense related to common stock issued to 401(k) plan	466	275	227
Recognition of deferred gain on sale of loans	(36)	(50)	(30)
Recognition of deferred gain on sale of foreclosed assets	(10)	(5)	—
Loss on disposal of non-bank subsidiary	—	32	—
Net change in:
Accrued interest receivable and other assets	(5,599)	(82)	249
Accrued interest payable and other liabilities	3,584	(219)	572

Net cash from operating activities	27,278	11,930	15,512
Cash flows from investing activities
Available for sale securities:
Sales	107,300	44,181	16,290
Purchases	(498,977)	(198,452)	(189,962)
Maturities, prepayments and calls	204,147	93,339	78,650
Held to maturity securities:
Purchases	(116,322)	(8,601)	(28,937)
Maturities, prepayments and calls	10,670	11,551	5,840
Net change in loans	(515,837)	(181,928)	(122,572)
Purchase of bank owned life insurance	(10,344)	—	—
Proceeds from sale of buildings held for sale	4,080	—	—
Purchase of restricted equity securities	(2,649)	(745)	(774)
Proceeds from sale of foreclosed assets	531	1,166	2,477
Purchases of premises and equipment, net	(941)	(3,887)	(1,847)
Decrease in interest bearing deposits in financial institutions	—	—	100
Net cash provided from sale of non-bank subsidiary	—	205	—
Net cash acquired from acquisition (See Note 2)	—	12,197	—

Net cash from investing activities	(818,342)	(230,974)	(240,735)
Cash flows from financing activities
Increase in deposits	641,867	246,629	166,657
Increase in federal funds purchased and repurchase agreements	62,008	13,894	22,689
Proceeds from Federal Home Loan Bank advances	157,000	15,000	40,000
Repayment of Federal Home Loan Bank advances	(119,000)	(25,000)	(25,000)
Proceeds from exercise of common stock warrants	79	—	36
Proceeds from exercise of common stock options, including excess tax benefit	1,834	265	58
Cash paid in conjunction with stock option exchange	—	—	(59)
Proceeds from issuance of common stock, net of offering costs	50,423	(514)	14,191
Dividends paid on preferred stock	(100)	(100)	(109)

Net cash from financing activities	794,111	250,174	218,463

Net change in cash and cash equivalents	3,047	31,130	(6,760)
Cash and cash equivalents at beginning of period	49,347	18,217	24,977

Cash and cash equivalents at end of period	$52,394	$49,347	$18,217

Supplemental information:
Interest paid	$9,083	$5,540	$4,023
Income taxes paid	9,738	5,692	2,750
Non-cash supplemental information:
Fair value of stock and stock options issued related to MidSouth Bank acquisition (See Note 2)	$—	$40,976	$—
Transfers from loans to foreclosed assets	—	1,273	761
Transfers from premises and equipment to assets held for sale	1,640	4,080	—
Transfer from additional paid-in-capital to common stock	—	—	426

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

The Company provides financial services through its offices in Franklin, Brentwood, Spring Hill, Murfreesboro, Nashville, Nolensville, and Smyrna, Tennessee. Its primary deposit products are checking, savings, and certificate of deposit accounts, and its primary lending products are commercial and residential construction, commercial, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid by cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. The Company also focuses on electronic banking products such as internet banking, remote deposit capture and lockbox services.

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

On December 28, 2015, the Company invested in a wholly-owned subsidiary, Franklin Synergy Risk Management, Inc., which provides risk management services to the Company in the form of enhanced insurance coverages.

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

Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date. The fair value includes the servicing value of the loans.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Williamson County and Rutherford County; therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Williamson County and Rutherford County areas.

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

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows in greater than the carrying amount, it is recognized as part of future interest income.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sale of mortgage loans.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which is recognized as a separate component of equity.

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

On July 1, 2014 the Company purchased MidSouth. As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. Based on appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimate of foreclosed assets that were acquired. The table below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the July 1, 2014 purchase date.

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

At December 31, 2015, there were no circumstances or significant changes that have occurred in 2015 related to the acquisition of MidSouth that, in management’s assessment, would necessitate recording impairment of goodwill.

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

Pro-forma information

Pro-forma data for the years ended December 31, 2014 and 2013 listed in the table below presents pro-forma information as if the MidSouth acquisition occurred at the beginning of 2013. Because the MidSouth transaction closed on July 1, 2014, and its actual results are included in the Company’s actual operating results for the year ended December 31, 2015, there is no pro forma information for that period.

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

Acquisition of Civic Bank & Trust

On December 14, 2015, the Company and Civic Bank & Trust (“Civic”), a Tennessee state bank headquartered in Nashville, Tennessee, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Civic in an all-stock transaction valued at approximately $28.6 million. Under the terms of the agreement, Civic will be merged with and into Franklin Synergy Bank, with Franklin Synergy Bank continuing as the surviving institution in the Merger.

According to the terms of the merger agreement, each Civic common shareholder will have the right to receive shares of Franklin Synergy common stock for each share of Civic common stock based on conversion ratio that has not yet been determined. The merger is expected to qualify as a tax-free reorganization for Civic shareholders.

Civic operates two branch offices in the Nashville metropolitan area and as of December 31, 2015, had $145.1 million in total assets, which included $85.7 million in total loans, and $104.6 million in total deposits.

The acquisition is expected to close in the second quarter of 2016 and is subject to regulatory approval, Civic shareholder approval, and other customary conditions as set forth in the merger agreement. In addition, the merger agreement provides that, upon termination of the merger agreement in certain circumstances, Civic may be required to pay the Company a termination fee of $1.25 million.

NOTE 3 - SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$6,792	$72	$(47)	$6,817
Mortgage-backed securities: residential	502,916	2,386	(4,347)	500,955
Mortgage-backed securities: commercial	19,993	22	(180)	19,835
State and political subdivisions	46,664	1,570	(3)	48,231

Total	$576,365	$4,050	$(4,577)	$575,838

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$30,070	$417	$(314)	$30,173
U.S. Treasury securities	20,000	—	—	20,000
Mortgage-backed securities: residential	335,677	4,593	(1,203)	339,067
Mortgage-backed securities: commercial	6,432	33	—	6,465

Total	$392,179	$5,043	$(1,517)	$395,705

The amortized cost and fair value of the held to maturity securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$3,300	$11	$(72)	$3,239
Mortgage backed securities: residential	30,398	410	(408)	30,400
State and political subdivisions	124,502	3,841	(13)	128,330

Total	$158,200	$4,262	$(493)	$161,969

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
U.S. government sponsored entities and agencies	$5,550	$162	$(87)	$5,625
Mortgage backed securities: residential	38,587	555	(562)	38,580
State and political subdivisions	9,195	351	(10)	9,536

Total	$53,332	$1,068	$(659)	$53,741

Sales and calls of available for sale securities were as follows:

	2015	2014	2013
Proceeds	$113,300	$44,181	$16,290
Gross gains	972	422	163
Gross losses	(288)	(163)	(75)

Calls of held to maturity securities resulted in gross gains of $148 during 2015.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2015
	Amortized Cost	Fair Value
Available for sale
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	2,060	2,096
Over five years through ten years	1,982	2,018
Over ten years	49,414	50,934
Mortgage-backed securities: commercial	19,993	19,835
Mortgage-backed securities: residential	502,916	500,955

Total	$576,365	$575,838

Held to maturity
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	1,304	1,353
Over five years through ten years	4,264	4,358
Over ten years	122,234	125,858
Mortgage-backed securities: residential	30,398	30,400

Total	$158,200	$161,969

Securities pledged at December 31, 2015 and 2014 had a carrying amount of $595,524 and $366,764 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2015 and 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for sale
U.S. government sponsored entities and agencies	$2,703	$(47)	$—	$—	$2,703	$(47)
Mortgage-backed securities: residential	313,570	(3,691)	23,319	(656)	336,889	(4,347)
Mortgage-backed securities: commercial	15,980	(180)	—	—	15,980	(180)
State and political subdivisions	716	(3)	—	—	716	(3)

Total available for sale	$332,969	$(3,921)	$23,319	$(656)	$356,288	$(4,577)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,957	$(43)	$971	$(29)	$2,928	$(72)
Mortgage-backed securities: residential	9,788	(97)	5,481	(311)	15,269	(408)
State and political subdivisions	3,351	(13)	—	—	3,351	(13)

Total held to maturity	$15,096	$(153)	$6,452	$(340)	$21,548	$(493)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Available for sale
U.S. government sponsored entities and agencies	$9,999	$(1)	$8,232	$(313)	$18,231	$(314)
Mortgage-backed securities: residential	59,078	(323)	41,939	(880)	101,017	(1,203)

Total available for sale	$69,077	$(324)	$50,171	$(1,193)	$119,248	$(1,517)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$—	$—	$2,913	$(87)	$2,913	$(87)
Mortgage-backed securities: residential	5,246	(25)	13,001	(537)	18,247	(562)
State and political subdivisions	507	(1)	592	(9)	1,099	(10)

Total held to maturity	$5,753	$(26)	$16,506	$(633)	$33,037	$(659)

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

NOTE 4 - LOANS

Loans at December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Loans that are not PCI loans
Construction and land development	$372,767	$239,225
Commercial real estate:
Nonfarm, nonresidential	353,268	240,975
Other	10,955	5,377
Residential real estate:
Closed-end 1-4 family	162,933	130,631
Other	112,001	83,129
Commercial and industrial	283,888	76,570
Consumer and other	6,577	8,025

Loans before net deferred loan fees	1,302,389	783,932
Deferred loan fees, net	(2,476)	(1,059)

Total loans that are not PCI loans	1,299,913	782,873

PCI loans
Construction and land development	78	77
Commercial real estate:
Nonfarm, nonresidential	1,460	1,798
Other	—	—
Residential real estate:
Closed-end 1-4 family	562	706
Other	1	108
Commercial and industrial	1,812	1,624
Consumer and other	—	2

Total PCI loans	3,913	4,315

Allowance for loan losses	(11,587)	(6,680)

Total loans, net of allowance for loan losses	$1,292,239	$780,508

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	496	1,652	76	2,755	51	5,030
Loans charged-off	—	—	(32)	(48)	(135)	(215)
Recoveries	—	—	26	1	65	92

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$1,552	$1,511	$1,402	$337	$98	$4,900
Provision for loan losses	1,138	523	385	371	(43)	2,374
Loans charged-off	—	(540)	(61)	(58)	—	(659)
Recoveries	—	—	65	—	—	65

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2013
Allowance for loan losses:
Beginning balance	$1,342	$1,267	$893	$275	$206	$3,983
Provision for loan losses	210	244	480	81	(108)	907
Loans charged-off	—	—	(107)	(19)	—	(126)
Recoveries	—	—	136	—	—	136

Total ending allowance balance	$1,552	$1,511	$1,402	$337	$98	$4,900

For the years ended December 31, 2015 or 2014, there was $9 and $0, respectively, in allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014. Purchased and PCI loans are also included in the table. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$113	$—	$113
Collectively evaluated for impairment	3,186	3,137	1,861	3,245	36	11,465
Purchased credit-impaired loans	—	9	—	—	—	9

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

Loans:
Individually evaluated for impairment	$1,943	$908	$1,185	$134	$—	$4,170
Collectively evaluated for impairment	370,824	363,315	273,749	283,754	6,577	1,298,219
Purchased credit-impaired loans	78	1,460	563	1,812	—	3,913

Total ending loans balance	$372,845	$365,683	$275,497	$285,700	$6,577	$1,306,302

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$18	$—	$18
Collectively evaluated for impairment	2,690	1,494	1,791	632	55	6,662
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

Loans:
Individually evaluated for impairment	$—	$835	$93	$18	$—	$946
Collectively evaluated for impairment	239,225	245,517	213,667	76,552	8,025	782,986
Purchased credit-impaired loans	77	1,798	814	1,624	2	4,315

Total ending loans balance	$239,302	$248,150	$214,574	$78,194	$8,027	$788,247

Loans collectively evaluated for impairment reported at December 31, 2015 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. As of December 31, 2015, these non-PCI loans had a carrying value of $99,328, comprised of contractually unpaid principal totaling $101,889 and discounts totaling $2,561. Management evaluated these loans for credit deterioration since acquisition and determined that no allowance for loan losses was necessary at December 31, 2015.

The following table presents information related to impaired loans by class of loans as of December 31, 2015 and 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2015
With no allowance recorded:
Construction and land development	$1,943	$1,943	$—
Commercial real estate:
Nonfarm, nonresidential	2,495	908	—
Residential real estate:
Closed-end 1-4 family	476	476	—
Other	709	709	—
Commercial and industrial	21	21	—

Subtotal	5,644	4,057	—

With an allowance recorded:
Commercial and industrial	113	113	113

Subtotal	113	113	113

Total	$5,757	$4,170	$113

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,422	$835	$—
Residential real estate:
Closed-end 1-4 family	93	93	—

Subtotal	2,515	928	—

With an allowance recorded:
Commercial and industrial	18	18	18

Subtotal	18	18	18

Total	$2,533	$946	$18

The following table presents the average recorded investment of impaired loans by class of loans for the years ended December 31, 2015, 2014 and 2013:

Average Recorded Investment	2015	2014	2013
With no allowance recorded:
Construction and land development	$494	$—	$—
Commercial real estate:
Nonfarm, nonresidential	882	587	1,986
Residential real estate:
Closed-end 1-4 family	261	94	37
Other	415	—	—
Commercial and industrial	62	2	—
Consumer and other	10	2	—

Subtotal	2,124	683	2,023

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	—	893	893
Residential real estate:
Closed-end 1-4 family	—	359	359
Commercial and industrial	60	53	53
Consumer and other	8	—	—

Subtotal	68	1,305	1,305

Total	$2,192	$1,988	$1,988

The impact on net interest income for these loans was not material to the Company’s results of operations for the years ended December 31, 2015, 2014 and 2013.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

	Nonaccrual	Loans Past Due Over 90 Days
December 31, 2015
Construction and land development	$—	$1,943
Commercial real estate:
Nonfarm, nonresidential	835	—
Other	—	—
Residential real estate:
Closed-end 1-4 family	41	435
Other	—	—
Commercial and industrial	32	—
Consumer and other	—	—

Total	$908	$2,378

December 31, 2014
Construction and land development	$—	$—
Commercial real estate:
Nonfarm, nonresidential	835	—
Other	—	—
Residential real estate:
Closed-end 1-4 family	—	316
Other	—	—
Commercial and industrial	—	—
Consumer and other	—	—

Total	$835	$316

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2015
Construction and land development	$—	$149	$1,943	$2,092	$370,675	$78	$372,845
Commercial real estate:
Nonfarm, nonresidential	258	—	835	1,093	352,175	1,460	354,728
Other	—	—	—	—	10,955	—	10,955
Residential real estate:
Closed-end 1-4 family	213	—	476	689	162,244	562	163,495
Other	30	—	—	30	111,971	1	112,002
Commercial and industrial	86	32	—	118	283,770	1,812	285,700
Consumer and other	2	—	—	2	6,575	—	6,577

	$589	$181	$3,254	$4,024	$1,289,365	$3,913	$1,306,302

December 31, 2014
Construction and land development	$354	$—	$—	$354	$238,871	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	240,140	1,798	242,773
Other	—	—	—	—	5,377	—	5,377
Residential real estate:
Closed-end 1-4 family	299	165	316	780	129,851	706	131,337
Other	52	—	—	52	83,077	108	83,237
Commercial and industrial	—	212	—	212	76,358	1,624	78,194
Consumer and other	—	—	—	—	8,025	2	8,027

	$705	$377	$1,151	$2,233	$781,699	$4,315	$788,247

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Total
December 31, 2015
Construction and land development	$370,824	$—	$2,021	$372,845
Commercial real estate:
Nonfarm, nonresidential	352,451	—	2,277	354,728
Other	10,955	—	—	10,955
Residential real estate:
Closed-end 1-4 family	162,160	—	1,335	163,495
Other	111,292	—	710	112,002
Commercial and industrial	284,144	—	1,556	285,700
Consumer and other	6,577	—	—	6,577

	$1,298,403	$—	$7,899	$1,306,302

December 31, 2014
Construction and land development	$239,225	$—	$77	$239,302
Commercial real estate:
Nonfarm, nonresidential	239,584	—	3,189	242,773
Other	5,377	—	—	5,377
Residential real estate:
Closed-end 1-4 family	128,869	—	2,468	131,337
Other	83,129	—	108	83,237
Commercial and industrial	76,552	—	1,642	78,194
Consumer and other	8,025	—	2	8,027

	$780,761	$—	$7,486	$788,247

Purchased Credit-Impaired (“PCI”) Loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2015 and 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31, 2015	December 31, 2014
Contractually required principal and interest	$5,618	$6,532
Non-accretable difference	(352)	(1,270)

Cash flows expected to be collected	5,266	5,262
Accretable yield	(1,353)	(947)

Carrying value of acquired loans	3,913	4,315
Allowance for loan losses	(9)	—

Carrying value less allowance for loan losses	$3,904	$4,315

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the year ended December 31, 2015. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the years ended December 31, 2015 and 2014.

Activity during the year ended December 31, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Dec 31, 2015
Contractually required principal and interest	$6,532	$—	$—	$(914)	$5,618
Non-accretable difference	(1,270)	—	839	79	(352)

Cash flows expected to be collected	5,262	—	839	(835)	5,266
Accretable yield	(947)	—	837	(1,243)	(1,353)

Carrying value of acquired loans	$4,315	$—	$1,676	$(2,078)	$3,913

Activity during the year ended December 31, 2014	Dec 31, 2013	Effect of Acquisitions	Income Accretion	All other Adjustments	Dec 31, 2014
Contractually required principal and interest	$—	$8,510	$—	$(1,978)	$6,532
Non-accretable difference	—	(1,745)	—	475	(1,270)

Cash flows expected to be collected	—	6,765	—	(1,503)	5,262
Accretable yield	—	(1,238)	216	75	(947)

Carrying value of acquired loans	$—	$5,527	$216	$(1,428)	$4,315

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring as of December 31, 2015, 2014 and 2013.

NOTE 5 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2015 and 2014 are as follows:

	2015	2014
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$463,952	$414,222
Other	4,037	3,986

Custodial escrow balances maintained in connection with serviced loans were $2,494 and $1,968 at year-end 2015 and 2014.

The related loan servicing rights activity for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Servicing rights:
Beginning of year	$3,053	$2,640	$2,401
Additions	1,311	1,140	1,414
Amortized to expense	(909)	(727)	(1,265)
Decrease in impairment	—	—	90

End of year	$3,455	$3,053	$2,640

The components of net loan servicing fees for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Loan servicing fees, net:
Loan servicing fees	$1,136	$981	$810
Amortization of loan servicing fees	(909)	(727)	(1,265)
Decrease in impairment	—	—	90

Total	$227	$254	$(365)

The fair value of servicing rights was estimated by management to be approximately $4,635 at December 31, 2015. Fair value for 2014 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%. At December 31, 2014, the fair value of servicing rights was estimated by management to be approximately $4,180. Fair value for 2014 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.8%.

NOTE 6 - PREMISES AND EQUIPMENT AND RELATED PARTY LEASES

Year-end premises and equipment were as follows:

	2015	2014
Construction in progress	$282	$1,128
Land and land improvements	33	693
Buildings	150	1,170
Leasehold improvements	5,783	4,804
Furniture, fixtures, and equipment	4,652	4,129
Computer equipment and software	2,480	2,223
Automobiles	29	—

	13,409	14,147
Accumulated depreciation	(5,769)	(4,483)

	$7,640	$9,664

Depreciation and amortization expense was $1,325, $931 and $653 for the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Leases: The Company leases most of its branches, loan production, and administrative offices under operating leases. Rent expense was $2,912, $2,049 and $1,311 for 2015, 2014 and 2013, respectively. Rent commitments, over the initial lease terms and intended renewal periods were as follows:

	Related Parties	Other	Total
2016	$2,691	$588	$3,279
2017	2,915	451	3,366
2018	2,958	408	3,366
2019	3,002	384	3,386
2020	3,047	388	3,435
Thereafter	32,422	3,119	35,541

Total	$47,035	$5,338	$52,373

As of December 31, 2015, the Company transferred the buildings, land and land improvements associated with its properties located at 1 East College Street and 123 East College Street in Murfreesboro to assets held for sale. As of December 31, 2015, these assets were classified totaled $1,640. The buildings involved in this transfer will likely be leased by the Company upon completion of the sale transaction.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in goodwill during the year is as follows:

	2015	2014
Beginning of year	$9,124	$157
Acquired goodwill	—	9,124
Decrease from disposal of subsidiary	—	(157)
Impairment	—	—

End of year	$9,124	$9,124

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2015, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets: As of December 31, 2015 and 2014, the Company had net core deposit intangibles of $2,043 and $2,698, respectively, all of which is attributed to the acquisition of MidSouth. At the time of the acquisition as of July 1, 2014, the Company recorded a core deposit intangible of $3,060, which is being amortized over 8.2 years. Through December 31, 2015, the Company has recognized amortization of $1,017 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2015 and 2014:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(1,017)	$3,060	$(362)

Aggregate amortization expense was $655 for 2015 and $362 for 2014. There was no amortization expense for 2013.

The following table presents estimated amortization expense for each of the next five years:

2016	$564
2017	473
2018	382
2019	291
2020	201

NOTE 8 - DEPOSITS

At December 31, 2015 and 2014, time deposits in denominations of $250 or greater totaled $310,741 and $105,711, respectively. At December 31, 2015 and 2014, the Company had $290 and $371, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Scheduled maturities of time deposits for the next five years were as follows:

2016	$509,960
2017	124,475
2018	54,460
2019	34,068
2020	31,476

NOTE 9 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

As of December 31, 2015 and 2014, the Bank had federal funds lines (or the equivalent thereof) with correspondent banks totaling $134,400 and $115,400, respectively. There was $39,825 and $16,825 in outstanding federal funds purchased at December 31, 2015 and 2014, respectively.

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At December 31, 2015 and December 31, 2014, these short-term borrowings totaled $61,261 and $22,253, respectively, and are secured by securities with carrying amounts of $73,478 and $26,187, respectively. At December 31, 2015, the Company had $36,261 in repurchase agreements that had one-day maturities and $25,000 in a repurchase agreement that had a 30-day maturity.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2015	2014	2013
Average daily balance during the year	$38,241	$12,792	$3,525
Average interest rate during the year	0.53%	0.58%	0.71%
Maximum month-end balance during the year	$61,261	$24,466	$5,077
Weighted average interest rate at year end	0.64%	0.56%	0.73%

The following table provides additional details as of December 31, 2015:

As of December 31, 2015	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$1,282	$68	$74,562	$75,912
Borrowings related to pledged amounts	$982	$—	$60,279	$61,261
Market value pledged as a % of borrowings	131%	—%	124%	124%

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the Federal Home Loan Bank of Cincinnati (“FHLB”), which is secured by a blanket pledge of 1-4 family residential mortgage loans. The extent of the line is dependent, in part, on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts 125% on residential 1-4 family loans of the principal balance of the advances from the FHLB.

At December 31, 2015 and 2014, the Company had received advances from the FHLB totaling $57,000 and $19,000, respectively. At December 31, 2014, the schedule maturities of these advances and interest rates were as follows:

	Scheduled Maturities	Weighted Average Rates
2016	$40,000	0.45%
2017	10,000	1.27%
2018	7,000	1.61%
2019	—	—
2020	—	—
Thereafter	—	—

Total	$57,000	0.74%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Qualifying loans totaling approximately $162,305 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2015. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow up to an additional $38,503 as of December 31, 2015.

NOTE 11 - BENEFIT PLANS

A 401(k) benefit plan was adopted to begin benefits on May 1, 2008. The 401(k) benefit plan allows employee contributions of their compensation subject to certain limitations. Employee contributions are matched in the Company’s common stock equal to 100% of the first 2% of the compensation contributed and 50% of the next 4% of the compensation contributed. Expense for the years ending December 31, 2015, 2014 and 2013 was $466, $387 and $270, respectively.

NOTE 12 - INCOME TAXES

A reconciliation of the income tax expense for the years ended December 31, 2015, 2014 and 2013 to the “expected” tax expense, which was computed by applying the statutory federal income tax rate of 35 percent for 2015 and 2014 and 34 percent for 2013 to income before income tax expense, is as follows:

	2015	2014	2013
Computed “expected” tax expense	$8,785	$4,742	$2,480
Increase (reduction) in tax expense resulting from:
State tax expense, net of federal tax effect	1,031	593	305
Effect of statutory rate changes enacted in 2014	—	(223)	—
Non-deductible merger costs	20	150	—
Incentive stock options	58	104	19
Bank owned life insurance	(214)	(101)	(92)
Tax-exempt interest income, net of expense	(703)	(49)	(40)
Other	(44)	(82)	62

Income tax expense	$9,021	$5,134	$2,734

Income tax expense (benefit) was as follows:

	2015	2014	2013
Current expense
Federal	$8,302	$4,444	$2,613
State	1,777	820	517
Deferred expense
Federal	(867)	(222)	(343)
State	(191)	92	(53)

Income tax expense	$9,021	$5,134	$2,734

The sources of deferred income tax assets (liabilities) at December 31, 2015 and 2014 and the tax effect is as follows:

	2015	2014
Deferred tax assets:
Organizational and start-up costs	$135	$155
Allowance for loan losses	3,715	1,343
Unrealized loss on securities	207	—
Net operating loss carry forward	4,802	5,290
Purchase accounting fair value adjustments	2,231	2,980
Accrued other expenses	511	340
Nonaccrual loan interest	496	538
Capital loss carryforward	—	95
Loan fees	971	396
Other	367	389

	13,435	11,526
Valuation allowance	—	(95)

	13,435	11,431

	2015	2014
Deferred tax liabilities:
Mortgage servicing rights	$(1,319)	$(1,174)
Premises and equipment	(1,113)	(675)
Prepaid expenses	(571)	(177)
Unrealized gain on securities	—	(1,385)
Purchase accounting fair value adjustments	(873)	(1,190)
Mortgage banking derivatives	(94)	(1)
Other	(35)	(49)

	(4,005)	(4,651)

Net deferred tax asset	$9,430	$6,780

At December 31, 2015, the federal net operating loss remaining from the acquisition of MidSouth Bank totaled $13.7 million, which will expire at various dates from 2025 to 2031. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2015, 2014 and 2013. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2012.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company enters into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences.

Loans to principal officers, directors, and their affiliates during 2015 were as follows:

Beginning balance	$4,536
New loans	10,203
Effect of changes in composition of related parties	—
Repayments	(1,526)

Ending balance	$13,213

Deposits from principal officers, directors, and their affiliates at year end 2015 and 2014 were $6,441 and $5,543.

The Company entered into a 15-year lease agreement for a branch and administrative facility in downtown Franklin, Tennessee on May 7, 2010. The Company also entered into a 15-year lease for its Berry Farms branch in Franklin, Tennessee, on June 12, 2013 with certain outside directors of the Company. The Berry Farms branch opened during 2013. During 2014, the Company entered into 15-year lease agreements for an addition to its branch and administrative facility in downtown Franklin and for its Cool Springs branch in Franklin, Tennessee. During 2015, the Company entered into 15 year lease agreements for three of its Rutherford County branches that were acquired during the acquisition of MidSouth Bank during 2014. As of December 31, 2014, these buildings were classified as held-for-sale and the lease agreements were executed upon completion of the sale in 2015. During 2015, the Company also entered into a lease agreement to expand its downtown Franklin location by adding a mortgage facility and parking garage. The expansion to the downtown Franklin location was not complete as of December 31, 2015. Rent expense attributable to the related party leases in 2015, 2014 and 2013, was $2,296, $1,222 and $559, respectively. Rent commitments to related parties, before considering renewal options that generally are present, are disclosed in Note 6. The Company also paid a company affiliated with an outside director $369 and $3,152 for construction of leasehold improvements during 2015 and 2014. In addition, the Company also paid a company affiliated with an outside director $666 and $212 for the procurement of various insurance policies during the years ending December 31, 2015 and 2014.

NOTE 14 - SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 6,570 warrants exercised during the year ended December 31, 2015, for which the Company received cash proceeds of $79. The exercised warrants had an intrinsic value of $71 at the date of exercise. No warrants were exercised during 2014. At December 31, 2015, there were 25,307 outstanding warrants associated with the 2010 offering.

Since the common stock of the Company is registered under the Securities Act and has been traded on a national securities exchange at $15.00 or more for forty-five (45) consecutive days, the Company may redeem the 2010 warrants at any time with not less than thirty (30) days’ written notice to the holders of such 2010 warrants, in whole or in part, at a redemption price of $1.00 per warrant; provided, however, that the holder of the 2010 warrant may exercise the 2010 warrant, in whole or in part, during such thirty (30) day period.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $860, $611, and $364, respectively, for 2015, 2014, and 2013. The total income tax benefit was $533, $29, and $83, respectively, for 2015, 2014 and 2013.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At December 31, 2015, there were 2,345,825 authorized shares available for issuance.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2015	2014	2013
Risk-free interest rate	1.84%	1.82%	1.65%
Expected term	7.5 years	5.9 years	7.5 years
Expected stock price volatility	25.00%	10.87%	12.63%
Dividend yield	0.22%	0.23%	0.99%

The weighted average fair value of options granted for the years ending December 31, 2015, 2014 and 2013 was $6.44, 4.12, and $1.92, respectively.

A summary of the activity in the stock option plans for the year ended December 31, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,210,660	$11.32	6.53	$7,244
Granted	245,449	20.82
Exercised	(138,901)	11.53
Forfeited, expired, or cancelled	(4,417)	19.02

Outstanding at period end	1,312,791	$13.04	6.23	$24,070

Vested or expected to vest	1,247,151	$13.04	6.23	$22,867
Exercisable at period end	785,725	$10.72	4.82	$16,232

	2015	2014	2013
Stock options exercised:
Intrinsic value of options exercised	$1,727	$187	$17
Cash received from options exercised	1,301	236	58
Tax benefit realized from option exercises	451	29	83

As of December 31, 2015, there was $1,718 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan provides for the granting of restricted share awards and other performance related incentives. When restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the year ended December 31, 2015 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	102,710	$13.93
Granted	31,938	20.69
Vested	(25,075)	13.99
Forfeited	(3,709)	15.99

Non-vested at December 31, 2015	105,864	15.89

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2015, there was $1,408 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was $560 and $124. There were no restricted shares that vested during 2013.

NOTE 15 - REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2015 and 2014 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,691	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,946	5.00%

December 31, 2014
Company Total Capital to risk weighted assets	$114,475	12.30%	$74,464	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$107,795	11.58%	$37,232	4.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$107,795	8.57%	$50,291	4.00%	N/A	N/A
Bank Total Capital to risk weighted assets	$113,830	12.23%	$74,447	8.00%	$93,059	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$107,150	11.51%	$37,223	4.00%	$55,835	6.00%
Bank Tier 1 (Core) Capital to average assets	$107,150	8.52%	$50,279	4.00%	$62,849	5.00%

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2016 the Bank could declare, without prior approval, dividends of approximately $25,887 plus any 2016 net profits retained to the date of declaration.

NOTE 16 - FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of asset and liability:

Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been review and verified by the Company. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

Loans Held For Sale: During 2014 the Company elected the fair value option for loans held for sale to align with other accounting policies related to mortgage banking, such as mortgage banking derivatives. These loans are typically sold to an investor following loan origination and the fair value of such accounts are readily available based on direct quotes from investors or similar transactions experienced in the secondary loan market. Fair value adjustments, as well as realized gains and losses are recorded in current earnings. Fair value is determined by market prices for similar transactions adjusted for specific attributes of that loan (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$6,817	$—
Mortgage-backed securities-residential	—	500,955	—
Mortgage-backed securities-commercial	—	19,835	—
State and political subdivisions	—	48,231	—

Total securities available for sale	$—	$575,838	$—

Loans held for sale	$—	$14,079	$—

Mortgage banking derivatives	$—	$411	$—

Financial Liabilities
Mortgage banking derivatives	$—	$29	$—

	Fair Value Measurements at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$30,173	$—
U.S. Treasury Bills	20,000	—	—
Mortgage-backed securities-residential	—	339,067	—
Mortgage-backed securities-commercial	—	6,465	—
State and political subdivisions	—	—	—

Total securities available for sale	$20,000	$375,705	$—

Loans held for sale	$—	$18,462	$—

Mortgage banking derivatives	$—	$285	$—

Financial Liabilities
Mortgage banking derivatives	$—	$132	$—

As of December 31, 2015, the unpaid principal balance of loans held for sale was $13,754, resulting in an unrealized gain of $325 included in gains on sale of loans. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2015. At December 31, 2014, the unpaid principal balance of loans held for sale was $17,898, resulting in an unrealized gain of $564 included in gains on sale of loans. There were no loans held for sale carried at fair value as of December 31, 2013.

There were no transfers between level 1 and 2 during 2015 and 2014.

At December 31, 2015 and 2014, there were no collateral dependent impaired loans carried at fair value.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $200 and $715 as of December 31, 2015 and 2014, respectively. There were no properties at December 31, 2015 that had required write-downs to fair value resulting in no write downs for the years ended December 31, 2015 and 2014. Foreclosed assets measured at fair value less costs to sell were written down to fair value resulting in a write-down of $190 for the year ended December 31, 3013.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 and 2014 are as follows:

			Fair Value Measurements at
	Carrying		December 31, 2015 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$52,394	$52,394	$—	$—	$52,394
Securities available for sale	575,838	—	575,838	—	575,838
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	158,200	—	161,969	—	161,969
Loans held for sale	14,079	—	14,079	—	14,079
Net loans	1,292,239	—	—	1,279,849	1,279,849
Restricted equity securities	7,998	n/a	n/a	n/a	n/a
Servicing rights, net	3,455	—	4,635	—	4,635
Accrued interest receivable	7,299	3	3,780	3,516	7,299
Financial liabilities
Deposits	$1,814,039	$1,062,587	$748,961	$—	$1,811,548
Federal funds purchased and repurchase agreements	101,086	—	101,086	—	101,086
Federal Home Loan Bank advances	57,000	—	56,931	—	56,931
Accrued interest payable	644	100	544	—	644

			Fair Value Measurements at
	Carrying		December 31, 2014 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$49,347	$49,347	$—	$—	$49,347
Securities available for sale	395,705	20,000	375,705	—	395,705
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	53,332	—	53,741	—	53,741
Loans held for sale	18,462	—	18,462	—	18,462
Net loans	780,508	—	—	782,745	782,745
Restricted equity securities	5,349	n/a	n/a	n/a	n/a
Servicing rights, net	3,053	—	4,180	—	4,180
Accrued interest receivable	3,545	—	1,368	2,177	3,545
Financial liabilities
Deposits	$1,172,233	$848,158	$326,644	$—	$1,174,802
Federal funds purchased and repurchase agreements	39,078	—	39,078	—	39,078
Federal Home Loan Bank advances	19,000	—	19,146	—	19,146
Accrued interest payable	421	33	388	—	421

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

(h) Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the asset/liability with which they are associated.

(i) Off-balance Sheet Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 17 - MORTGAGE BANKING DERIVATIVES

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At year-end 2015, the Company had approximately $42,486 of interest rate lock commitments and approximately $41,236 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $411 and $29, respectively, at December 31, 2015. At year-end 2014, the Company had approximately $28,182 of interest rate lock commitments and approximately $36,849 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $285 and $132, respectively, at December 31, 2014. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	2015	2014	2013
Forward contracts related to mortgage loans held for sale and interest rate contracts	$103	$(411)	$321
Interest rate contracts for customers	126	100	(427)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of December 31:

	2015		2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$42,486	$411	$28,182	$285

Forward contracts related to mortgage loans held for sale	$41,236	$(29)	$36,849	$(132)

NOTE 18 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$42,486	$—	$27,907	$275
Unused lines of credit	150,030	234,949	91,301	137,237
Standby letters of credit	1,342	13,131	1,679	10,410

Commitments to make loans are generally made for periods of 365 days or less. The fixed rate loan commitments have interest rates ranging from 3.125% to 5.125% and maturities ranging from 10 years to 30 years.

NOTE 19 - PREFERRED STOCK

On September 27, 2011, as part of the Small Business Lending Fund (“SBLF”), the Company entered into a Small Business Lending Fund Securities Purchase Agreement (“SBLF Purchase Agreement”) with the United States Department of the Treasury (“Treasury”). Under the SBLF Purchase Agreement, the Company issued 10,000 shares of preferred stock series A to the Treasury. The preferred stock series A shares qualify as Tier 1 capital and will pay quarterly dividends. The initial dividend rate was 3.96%. As of December 31, 2015, the dividend rate was 1%. The dividend rate can fluctuate between 1% and 5% during the next four quarters based on the growth in qualified small business loans. As of December 31, 2015 and 2014, the Company had dividends in arrears of $25 and $25, respectively.

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Franklin Financial Network, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,913	$496
Investment in banking subsidiaries	186,322	121,154
Investment in other subsidiaries	262	—
Other assets	929	300

Total assets	$189,426	$121,950

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$610	$151
Shareholders’ equity	188,816	121,799

Total liabilities and shareholders’ equity	$189,426	$121,950

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014	2013
Dividends from subsidiaries	$150	$575	$25
Other income	488	235	170
Other expense	2,270	1,499	725

Loss before income tax and undistributed subsidiary income	(1,632)	(689)	(530)

Income tax expense (benefit)	(689)	(324)	(175)
Equity in undistributed subsidiary income	17,023	8,779	4,916

Net income	$16,080	$8,414	$4,561

Comprehensive income	$13,584	$15,123	$(901)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$16,080	$8,414	$4,561
Adjustments:
Equity in undistributed subsidiary income	(17,023)	(8,779)	(4,916)
Excess tax benefit related to the exchange of stock options	(279)	(29)	(11)
Stock-based compensation	45	39	81
Compensation expense related to common stock issued to 401(k) plan	14	15	10
Loss on disposal of subsidiary	—	32	—
Change in other assets	(629)	77	(74)
Change in other liabilities	463	92	(53)
Net cash from operating activities	(1,329)	(139)	(402)
Cash flows from investing activities
Investments in subsidiaries	(49,809)	(12,396)	(13,773)
Net cash acquired from acquisition	—	12,197	—
Net cash from the disposal of subsidiary	—	205	—

Net cash from investing activities	(49,809)	6	(13,773)

Cash flows from financing activities
Proceeds from exercise of common stock warrants	79	—	36
Proceeds from exercise of common stock options	1,834	265	58
Cash paid for stock option exchange, including tax benefit	—	—	11
Proceeds from issuance of common stock, net of offering costs	50,423	(514)	14,191
Proceeds from subsidiaries related to issuance of common stock related to 401(k) plan	319	260	—
Dividends paid on preferred stock	(100)	(100)	(109)

Net cash from financing activities	52,555	(89)	14,187

Net change in cash and cash equivalents	1,417	(222)	12

Beginning cash and cash equivalents	496	718	706

Ending cash and cash equivalents	$1,913	$496	$718

Non-cash supplemental information:
Transfers from subsidiary stock based compensation expense to parent company only additional paid-in capital	$815	$572	$430
Fair value of stock and stock options issued related to MidSouth Bank acquisition (See Note 2)	—	40,976	—

NOTE 21 - EARNINGS PER SHARE

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

	Years Ended December 31,
	2015	2014	2013
Basic
Net income available to common shareholders	$15,980	$8,314	$4,452
Less: earnings allocated to participating securities	(174)	(94)	(20)

Net income allocated to common shareholders	$15,806	$8,220	$4,432

Weighted average common shares outstanding including participating securities	9,885,233	6,320,316	3,933,731
Less: Participating securities	(107,923)	(71,586)	(17,563)

Average shares	9,777,310	6,248,730	3,916,168

Basic earnings per common share	$1.62	$1.32	$1.13

Diluted
Net income allocated to common shareholders	$15,806	$8,220	$4,432
Weighted average common shares outstanding for basic earnings per common share	9,777,310	6,248,730	3,916,168
Add: Dilutive effects of assumed exercises of stock options	491,318	230,290	102,027
Add: Dilutive effects of assumed exercises of stock warrants	13,581	6,810	2,481

Average shares and dilutive potential common shares	10,282,209	6,485,830	4,020,676

Dilutive earnings per common share	$1.54	$1.27	$1.10

Stock options for 245,992, 2,000, and 124,869 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2015, 2014, and 2013, because they were antidilutive.

NOTE 22 - CAPITAL OFFERING

The Company commenced its initial public offering on March 26, 2015. The Company issued 2,640,000 shares of common stock at a price of $21.00 per share and began trading on the New York Stock Exchange on March 26, 2015, under the ticker symbol “FSB”. Net proceeds were as follows:

Gross proceeds	$55,440
Less: Stock offering costs	(5,017)

Net proceeds from issuance of common stock	$50,423

The proceeds of the offering were used primarily to provide capital to Franklin Synergy Bank to support continued growth.

NOTE 23 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2015 and 2014:

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data ($):
Interest income	$20,081	$19,301	$15,413	$13,926	$13,742	$12,692	$8,699	$8,299
Interest expense	2,886	2,565	2,086	1,769	1,619	1,565	1,351	1,204
Net interest income	17,195	16,736	13,327	12,157	12,123	11,127	7,348	7,095
Provision for loan losses	1,876	1,724	805	625	885	664	440	385
Noninterest income	2,996	3,795	2,830	3,209	2,954	3,277	2,432	1,388
Noninterest expense	11,098	10,850	10,551	9,615	9,891	10,392	6,080	5,459
Net income before taxes	7,217	7,957	4,801	5,126	4,301	3,348	3,260	2,639
Income tax expense	2,553	2,807	1,667	1,994	1,466	1,333	1,225	1,110
Net income	4,664	5,150	3,134	3,132	2,835	2,015	2,035	1,529
Net income available to common shareholders	4,639	5,125	3,109	3,107	2,810	1,990	2,010	1,504

Earnings per share, basic	$0.44	$0.49	$0.30	$0.39	$0.36	$0.26	$0.41	$0.31
Earnings per share, diluted	$0.41	$0.46	$0.28	$0.37	$0.34	$0.25	$0.40	$0.30