Form 10-Q
period 2016-03-31
Franklin Financial Network Inc.
filed 2016-05-10
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2016, was 10,619,674.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and those described in Item 1A of Part II of this Quarterly Report on Form 10-Q.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from financial institutions	$62,054	$52,394
Certificates of deposit at other financial institutions	1,065	250
Securities available for sale	589,274	575,838
Securities held to maturity (fair value 2016—$163,723 and 2015—$161,969)	157,507	158,200
Loans held for sale, at fair value	11,680	14,079
Loans	1,421,943	1,303,826
Allowance for loan losses	(12,676)	(11,587)

Net loans	1,409,267	1,292,239

Restricted equity securities, at cost	8,024	7,998
Premises and equipment, net	8,076	7,640
Accrued interest receivable	7,037	7,299
Bank owned life insurance	22,780	22,619
Deferred tax asset	5,215	9,430
Assets held for sale	—	1,640
Foreclosed assets	200	200
Servicing rights, net	3,420	3,455
Goodwill	9,124	9,124
Core deposit intangible, net	1,894	2,043
Other assets	3,477	3,344

Total assets	$2,300,094	$2,167,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$201,161	$176,742
Interest bearing	1,752,412	1,637,297

Total deposits	1,953,573	1,814,039
Federal funds purchased and repurchase agreements	49,593	101,086
Federal Home Loan Bank advances	57,000	57,000
Subordinated notes, net of issuance costs	38,843	—
Accrued interest payable	936	644
Other liabilities	8,239	6,207

Total liabilities	2,108,184	1,978,976
Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, Series A, no par value, $1,000 liquidation value per share, 10,000 shares authorized; no shares outstanding at March 31, 2016 and 10,000 shares issued and outstanding at December 31, 2015	—	10,000
Common stock, no par value; 20,000,000 shares authorized; 10,586,592 and 10,571,377 shares issued and outstanding at March 31, 2016 and December 31 2015, respectively	148,135	147,784
Retained earnings	37,562	31,352
Accumulated other comprehensive income (loss)	6,213	(320)

Total shareholders’ equity	191,910	188,816

Total liabilities and shareholders’ equity	$2,300,094	$2,167,792

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income and dividends
Loans, including fees	$17,742	$11,154
Securities:
Taxable	3,528	2,665
Tax-Exempt	1,122	20
Dividends on restricted equity securities	103	67
Federal funds sold and other	66	20

Total interest income	22,561	13,926

Interest expense
Deposits	3,077	1,633
Federal funds purchased and repurchase agreements	109	71
Federal Home Loan Bank advances	86	65
Subordinated notes and other borrowings	13	—

Total interest expense	3,285	1,769

Net interest income	19,276	12,157
Provision for loan losses	1,136	625

Net interest income after provision for loan losses	18,140	11,532

Noninterest income
Service charges on deposit accounts	49	16
Other service charges and fees	633	618
Net gains on sale of loans	1,608	1,647
Wealth management	368	286
Loan servicing fees, net	42	43
Gain on sale or call of securities	310	415
Net gain on sale of foreclosed assets	3	6
Other	72	184

Total noninterest income	3,085	3,215

Noninterest expense
Salaries and employee benefits	6,517	5,681
Occupancy and equipment	1,807	1,579
FDIC assessment expense	413	214
Marketing	217	220
Professional fees	1,094	359
Amortization of core deposit intangible	149	172
Other	1,634	1,396

Total noninterest expense	11,831	9,621

Income before income tax expense	9,394	5,126
Income tax expense	3,161	1,994

Net income	6,233	3,132
Dividends paid on Series A preferred stock	(23)	(25)

Net income available to common shareholders	$6,210	$3,107

Earnings per share:
Basic	$0.59	$0.39
Diluted	0.56	0.37

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$6,233	$3,132
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain arising during the period	11,060	3,036
Reclassification adjustment for gains included in net income	(310)	(415)

Net unrealized gains	10,750	2,621
Tax effect	(4,217)	(1,065)

Total other comprehensive income	6,533	1,556

Comprehensive income	$12,766	$4,688

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders
	Stock	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options	—	70,521	780	—	—	780
Exercise of common stock warrants	—	200	2	—	—	2
Dividends paid on Series A preferred stock	—	—	—	(25)	—	(25)
Stock based compensation expense, net of restricted share forfeitures	—	(1,202)	146	—	—	146
Stock issued related to initial public offering, net of stock issuance costs	—	2,640,000	51,004	—	—	51,004
Excess tax benefit from exercise of stock options	—	—	147	—	—	147
Net income	—	—	—	3,132	—	3,132
Other comprehensive income	—	—	—	—	1,556	1,556

Balance at March 31, 2015	$10,000	10,465,930	$146,330	$18,479	$3,732	$178,541

Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$188,816
Exercise of common stock options, net	—	13,018	118			118
Exercise of common stock warrants	—	3,150	38			38
Redemption of Series A preferred stock	(10,000)	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	(23)
Stock based compensation expense, net of restricted share forfeitures	—	2,378	258	—	—	258
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(3,331)	(63)	—	—	(63)
Net income	—	—	—	6,233	—	6,233
Other comprehensive income	—	—	—	—	6,533	6,533

Balance at March 31, 2016	$—	10,586,592	$148,135	$37,562	$6,213	$191,910

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$6,233	$3,132
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	322	319
Accretion of purchase accounting adjustments	(360)	(625)
Net amortization of securities	1,504	746
Amortization of loan servicing right asset	251	223
Amortization of core deposit intangible	149	172
Provision for loan losses	1,136	625
Deferred income tax (benefit) expense	(2)	75
Origination of loans held for sale	(59,381)	(74,849)
Proceeds from sale of loans held for sale	63,172	72,213
Net gain on sale of loans	(1,608)	(1,647)
Gain on sale of available for sale securities	(310)	(376)
Gain on call of held to maturity securities	—	(39)
Income from bank owned life insurance	(161)	(112)
Gain on sale and write down of foreclosed assets	(3)	(3)
Loss on sale of assets held for sale	98	—
Stock-based compensation	258	146
Compensation expense related to common stock issued to 401(k) plan	135	121
Deferred gain on sale of loans	(20)	(9)
Deferred gain on sale of foreclosed assets	—	(3)
Net change in:
Accrued interest receivable and other assets	129	(668)
Accrued interest payable and other liabilities	2,212	1,011

Net cash from operating activities	13,754	452
Cash flows from investing activities
Available for sale securities:
Sales	48,772	9,289
Purchases	(70,169)	(161,475)
Maturities, prepayments and calls	18,020	93,686
Held to maturity securities:
Purchases	(1,245)	—
Maturities, prepayments and calls	1,435	2,657
Net change in loans	(117,804)	(86,758)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sale of assets held for sale	1,542	4,080
Purchase of restricted equity securities	(26)	(382)
Proceeds from sale of foreclosed assets	—	265
Purchases of premises and equipment, net	(758)	(386)
Increase in certificates of deposits at other financial institutions	(815)	—

Net cash from investing activities	(121,048)	(149,024)
Cash flows from financing activities
Increase in deposits	139,534	99,404
Decrease in federal funds purchased and repurchase agreements	(51,493)	(3,360)
Proceeds from Federal Home Loan Bank advances	40,000	—
Repayment of Federal Home Loan Bank advances	(40,000)	—
Proceeds from other borrowings	10,000	—
Repayment of other borrowings	(10,000)	—
Proceeds from issuance of subordinated notes, net of issuance costs	38,843	—
Proceeds from exercise of common stock warrants	38	2
Proceeds from exercise of common stock options, including excess tax benefit	118	780
Proceeds from issuance of common stock, net of offering costs	—	51,004
Divestment of common stock issued to 401(k) plan	(63)	—
Redemption of Series A preferred stock	(10,000)	—
Dividends paid on preferred stock	(23)	(25)

Net cash from financing activities	116,954	147,805

Net change in cash and cash equivalents	9,660	(767)
Cash and cash equivalents at beginning of period	52,394	49,347

Cash and cash equivalents at end of period	$62,054	$48,580

Supplemental information:
Interest paid	$2,993	$1,638
Income taxes paid	1,125	1,500

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016.

These consolidated financial statements include the accounts of Franklin Financial Network, Inc. (“FFN”), and its wholly-owned subsidiaries, Franklin Synergy Bank (the “Bank”) and Franklin Synergy Risk Management, Inc. (collectively, the “Company”). Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc. are direct or indirect subsidiaries of Franklin Synergy Bank and are included in these consolidated financial statements. Significant intercompany transactions and accounts are eliminated in consolidation.

On July 1, 2014, the Company acquired MidSouth Bank (“MidSouth”), which was merged into the Bank.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government sponsored entities and agencies	$5,750	$135	$(1)	$5,884
Mortgage-backed securities: residential	514,894	8,639	(418)	523,115
Mortgage-backed securities: commercial	19,775	243	—	20,018
State and political subdivisions	38,632	1,653	(28)	40,257

Total	$579,051	$10,670	$(447)	$589,274

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$6,792	$72	$(47)	$6,817
Mortgage-backed securities: residential	502,916	2,386	(4,347)	500,955
Mortgage-backed securities: commercial	19,993	22	(180)	19,835
State and political subdivisions	46,664	1,570	(3)	48,231

Total	$576,365	$4,050	$(4,577)	$575,838

The amortized cost and fair value of the held to maturity securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2016
U.S. government sponsored entities and agencies	$3,222	$11	$—	$3,233
Mortgage backed securities: residential	30,241	777	(136)	30,882
State and political subdivisions	124,044	5,564	—	129,608

Total	$157,507	$6,352	$(136)	$163,723

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$3,300	$11	$(72)	$3,239
Mortgage backed securities: residential	30,398	410	(408)	30,400
State and political subdivisions	124,502	3,841	(13)	128,330

Total	$158,200	$4,262	$(493)	$161,969

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds	$48,772	$11,289
Gross gains	693	390
Gross losses	(383)	(14)

Calls of held to maturity securities were as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds	$—	$800
Gross gains	—	39
Gross losses	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2016
	Amortized Cost	Fair Value
Available for sale
Over one year through five years	$2,033	$2,121
Over five years through ten years	967	1,014
Over ten years	41,382	43,006
Mortgage-backed securities: residential	514,894	523,115
Mortgage-backed securities: commercial	19,775	20,018

Total	$579,051	$589,274

Held to maturity
Over one year through five years	$1,226	$1,278
Over five years through ten years	4,248	5,334
Over ten years	121,792	126,229
Mortgage-backed securities: residential	30,241	30,882

Total	$157,507	$163,723

Securities pledged at March 31, 2016 and December 31, 2015 had a carrying amount of $655,140 and $595,524 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Available for sale
U.S. government sponsored entities and agencies	$2,750	$(1)	$—	$—	$2,750	$(1)
Mortgage-backed securities: residential	36,963	(154)	24,274	(264)	61,237	(418)
State and political subdivisions	4,779	(28)	—	—	4,779	(28)

Total available for sale	$44,492	$(183)	$24,274	$(264)	$68,766	$(447)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$3,615	$(23)	$5,248	$(113)	$8,863	$(136)

Total held to maturity	$3,615	$(23)	$5,248	$(113)	$8,863	$(136)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for sale
U.S. government sponsored entities and agencies	$2,703	$(47)	$—	$—	$2,703	$(47)
Mortgage-backed securities: residential	313,570	(3,691)	23,319	(656)	336,889	(4,347)
Mortgage-backed securities: commercial	15,980	(180)	—	—	15,980	(180)
State and political subdivisions	716	(3)	—	—	716	(3)

Total available for sale	$332,969	$(3,921)	$23,319	$(656)	$356,288	$(4,577)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,957	$(43)	$971	$(29)	$2,928	$(72)
Mortgage-backed securities: residential	9,788	(97)	5,481	(311)	15,269	(408)
State and political subdivisions	3,351	(13)	—	—	3,351	(13)

Total held to maturity	$15,096	$(153)	$6,452	$(340)	$21,548	$(493)

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

NOTE 3—LOANS

Loans at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Loans that are not PCI loans
Construction and land development	$413,279	$372,767
Commercial real estate:
Nonfarm, nonresidential	388,807	353,268
Other	19,456	10,955
Residential real estate:
Closed-end 1-4 family	163,216	162,933
Other	120,577	112,001
Commercial and industrial	308,622	283,888
Consumer and other	6,453	6,577

Loans before net deferred loan fees	1,420,410	1,302,389
Deferred loan fees, net	(1,596)	(2,476)

Total loans that are not PCI loans	1,418,814	1,299,913

PCI loans
Construction and land development	$79	$78
Commercial real estate:
Nonfarm, nonresidential	587	1,460
Other	—	—
Residential real estate:
Closed-end 1-4 family	567	562
Other	1	1
Commercial and industrial	1,895	1,812
Consumer and other	—	—

Total PCI loans	3,129	3,913

Allowance for loan losses	(12,676)	(11,587)

Total loans, net of allowance for loan losses	$1,409,267	$1,292,239

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ending March 31, 2016 and 2015:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ending March 31, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	192	418	(89)	582	33	1,136
Loans charged-off	—	—	—	(65)	(11)	(76)
Recoveries	—	—	28	—	1	29

Total ending allowance balance	$3,378	$3,564	$1,800	$3,875	$59	$12,676

Three Months Ending March 31, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	(141)	630	(67)	200	3	625
Loans charged-off	—	—	—	—	—	—
Recoveries	—	—	3	—	—	3

Total ending allowance balance	$2,549	$2,124	$1,727	$850	$58	$7,308

As of March 31, 2016 and December 31, 2015, there was $0 and $9, respectively, in allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,378	3,564	1,800	3,875	59	12,676
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,378	$3,564	$1,800	$3,875	$59	$12,676

Loans:
Individually evaluated for impairment	$412	$835	$1,185	$100	$—	$2,532
Collectively evaluated for impairment	412,867	407,428	282,608	308,522	6,453	1,417,878
Purchased credit-impaired loans	79	587	568	1,895	—	3,129

Total ending loans balance	$413,358	$408,850	$284,361	$310,517	$6,453	$1,423,539

December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$113	$—	$113
Collectively evaluated for impairment	3,186	3,137	1,861	3,245	36	11,465
Purchased credit-impaired loans	—	9	—	—	—	9

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

Loans:
Individually evaluated for impairment	$1,943	$908	$1,185	$134	$—	$4,170
Collectively evaluated for impairment	370,824	363,315	273,749	283,754	6,577	1,298,219
Purchased credit-impaired loans	78	1,460	563	1,812	—	3,913

Total ending loans balance	$372,845	$365,683	$275,497	$285,700	$6,577	$1,306,302

Loans collectively evaluated for impairment reported at March 31, 2016 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. At March 31, 2016, these non-PCI loans had a carrying value of $93,064, comprised of contractually unpaid principal totaling $95,471 and discounts totaling $2,407. Management evaluated these loans for credit deterioration since acquisition and determined that $28 in allowance for loan losses was necessary at March 31, 2016.

The following table presents information related to impaired loans by class of loans as of March 31, 2016 and December 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2016
With no allowance recorded:
Construction and land development	$412	$412	$—
Commercial real estate:
Nonfarm, nonresidential	2,422	835	—
Residential real estate:
Closed-end 1-4 family	476	476	—
Other	709	709	—
Commercial and industrial	100	100	—

Subtotal	4,119	2,532	—
With an allowance recorded:
None	—	—	—

Subtotal	—	—	—

Total	$4,119	$2,532	$—

December 31, 2015
With no allowance recorded:
Construction and land development	$1,943	$1,943	$—
Commercial real estate:
Nonfarm, nonresidential	2,495	908	—
Residential real estate:
Closed-end 1-4 family	476	476	—
Other	709	709	—
Commercial and industrial	21	21	—

Subtotal	5,644	4,057	—

With an allowance recorded:
Commercial and industrial	113	113	113

Subtotal	113	113	113

Total	$5,757	$4,170	$113

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Average Recorded Investment	2016	2015
With no allowance recorded:
Construction and land development	$898	$—
Commercial real estate:
Nonfarm, nonresidential	$1,402	$835
Residential real estate:
Closed-end 1-4 family	736	457
Other	712	—
Commercial and industrial	21	83

Subtotal	3,769	1,375

With an allowance recorded:
Commercial and industrial	$86	$19

Subtotal	86	19

Total	$3,855	$1,394

The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2016 and 2015.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

	Nonaccrual	Loans Past Due Over 90 Days
March 31, 2016
Construction and land development	$—	$412
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	41	435
Commercial and industrial	—	5

Total	$876	$852

December 31, 2015
Construction and land development	$—	$1,943
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end 1-4 family	41	435
Commercial and industrial	32	—

Total	$908	$2,378

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
March 31, 2016
Construction and land development	$417	$—	$412	$829	$412,450	$79	$413,358
Commercial real estate:
Nonfarm, nonresidential	—	—	835	835	387,972	587	389,394
Other	—	—	—	—	19,456	—	19,456
Residential real estate:
Closed-end 1-4 family	212	—	476	688	162,528	567	163,783
Other	—	—	—	—	120,577	1	120,578
Commercial and industrial	216	510	5	731	307,891	1,895	310,517
Consumer and other	1	—	—	1	6,452	—	6,453

	$846	$510	$1,728	$3,084	$1,417,326	$3,129	$1,423,539

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2015
Construction and land development	$—	$149	$1,943	$2,092	$370,675	$78	$372,845
Commercial real estate:
Nonfarm, nonresidential	258	—	835	1,093	352,175	1,460	354,728
Other	—	—	—	—	10,955	—	10,955
Residential real estate:
Closed-end 1-4 family	213	—	476	689	162,244	562	163,495
Other	30	—	—	30	111,971	1	112,002
Commercial and industrial	86	32	—	118	283,770	1,812	285,700
Consumer and other	2	—	—	2	6,575	—	6,577

	$589	$181	$3,254	$4,024	$1,298,365	$3,913	$1,306,302

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Total
March 31, 2016
Construction and land development	$412,867	$—	$491	$413,358
Commercial real estate:
Nonfarm, nonresidential	387,633	—	1,761	389,394
Other	19,456	—	—	19,456
Residential real estate:
Closed-end 1-4 family	162,236	—	1,547	163,783
Other	119,869	—	709	120,578
Commercial and industrial	308,959	—	1,558	310,517
Consumer and other	6,453	—	—	6,453

	$1,417,473	$—	$6,066	$1,423,539

	Pass	Special Mention	Substandard	Total
December 31, 2015
Construction and land development	$370,824	$—	$2,021	$372,845
Commercial real estate:
Nonfarm, nonresidential	352,451	—	2,277	354,728
Other	10,955	—	—	10,955
Residential real estate:
1-4 family	162,160	—	1,335	163,495
Other	111,292	—	710	112,002
Commercial and industrial	284,144	—	1,556	285,700
Consumer and other	6,577	—	—	6,577

	$1,298,403	$—	$7,899	$1,306,302

Purchased Credit-impaired (“PCI”) loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of March 31, 2016 and December 31, 2015.

	Mar 31, 2016	Dec 31, 2015
Contractually required principal and interest	$4,563	$5,618
Non-accretable difference	(305)	(352)

Cash flows expected to be collected	4,258	5,266
Accretable yield	(1,129)	(1,353)

Carrying value of acquired loans	3,129	3,913
Allowance for loan losses	—	(9)

Carrying value less allowance for loan losses	$3,129	$3,904

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in a decrease in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three month periods ending March 31, 2016 and 2015.

Activity during the three month period ending March 31, 2016	Dec 31, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Mar 31, 2016
Contractually required principal and interest	$5,618	$—	$—	$(1,055)	$4,563
Non-accretable difference	(352)	—	—	47	(305)

Cash flows expected to be collected	5,266	—	—	(1,008)	4,258
Accretable yield	(1,353)	—	194	30	(1,129)

Carry value of acquired loans	$3,913	$—	$194	$(978)	$3,129

Activity during the three month period ending March 31, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Mar 31, 2015
Contractually required principal and interest	$6,532	$—	$—	$(397)	$6,135
Non-accretable difference	(1,270)	—	—	281	(989)

Cash flows expected to be collected	5,262	—	—	(116)	5,146
Accretable yield	(947)	—	57	50	(840)

Carry value of acquired loans	$4,315	$—	$57	$(66)	$4,306

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$467,789	$463,952
Other	3,379	4,037

The components of net loan servicing fees for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Loan servicing fees, net:
Loan servicing fees	$293	$266
Amortization of loan servicing fees	(251)	(223)
Change in impairment	—	—

Total	$42	$43

The fair value of servicing rights was estimated by management to be approximately $3,993 at March 31, 2016. Fair value for March 31, 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 13.6%. At December 31, 2015, the fair value of servicing rights was estimated by management to be approximately $4,635. Fair value for December 31, 2015 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At March 31, 2016 and December 31, 2015, these short-term borrowings totaled $36,093 and $61,261, respectively, and were secured by securities with carrying amounts of $40,032 and $73,478, respectively. At March 31, 2016, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of March 31, 2016:

As of March 31, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$1,233	$66	$40,577	$41,876
Borrowings related to pledged amounts	$833	$—	$35,260	$36,093
Market value pledged as a % of borrowings	148%	—%	115%	116%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 3,150 and 200 warrants exercised during the three months ended March 31, 2016 and 2015, respectively. A summary of the stock warrant activity for the three months ended March 31, 2016 and 2015 follows:

	2016	2015
Stock warrants exercised:
Intrinsic value of warrants exercised	$61	$2
Cash received from warrants exercised	38	2

At March 31, 2016, there 22,157 outstanding warrants associated with the 2010 offering.

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

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $258 and $146 for the three months ended March 31, 2016 and 2015, respectively. The total income tax benefit was $147 for the three months ended March 31, 2015. There was no excess tax benefit from the exercise of stock options for the three months ended March 31, 2016.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At March 31, 2016, there were 2,315,029 authorized shares available for issuance.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	March 31, 2016	March 31, 2015
Risk-free interest rate	1.99%	1.93%
Expected term	7.5 years	7.5 years
Expected stock price volatility	29.14%	25.00%
Dividend yield	0.24%	0.22%

The weighted average fair value of options granted for the three months ended March 31, 2016 and 2015 were $10.45 and $6.76, respectively.

A summary of the activity in the stock option plans for the three months ended March 31, 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,312,791	$13.04	6.23	$24,070
Granted	29,500	29.83
Exercised	(14,389)	10.87
Forfeited, expired, or cancelled	(1,082)	20.69

Outstanding at period end	1,326,820	$13.44	6.10	$17,998

Vested or expected to vest	1,260,479	$13.44	6.10	$17,098
Exercisable at period end	773,236	$10.73	4.61	$12,583

	For the three months ended March 31,
	2016	2015
Stock options exercised:
Intrinsic value of options exercised	$242	$609
Cash received from options exercised	118	780
Tax benefit realized from option exercises	—	147

As of March 31, 2016, there was $1,871 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of activity for non-vested restricted share awards for the three months ended March 31, 2016 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	105,864	$15.89
Granted	4,000	31.38
Vested	—	—
Forfeited	(1,622)	15.58

Non-vested at March 31, 2016	108,242	$16.46

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2016, there was $1,398 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years. There were no shares that vested during the three months ended March 31, 2016 or 2015.

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

The Basel III rules additionally provide for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conversation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of March 31, 2016, that the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of March 31, 2016 and December 31, 2015 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$171,136	9.60%	$80,231	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$222,655	12.49%	$142,633	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$171,136	9.60%	$106,975	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$171,136	7.69%	$89,059	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$208,413	11.69%	$80,232	4.50%	$115,891	6.50%
Bank Total Capital to risk weighted assets	$221,089	12.40%	$142,635	8.00%	$178,293	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$208,413	11.69%	$106,976	6.00%	$142,635	8.00%
Bank Tier 1 (Core) Capital to average assets	$208,413	9.37%	$89,001	4.00%	$111,252	5.00%
December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,691	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,649	5.00%

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2016 the Bank can declare, without prior approval, dividends of approximately $25,887 plus any 2016 net profits retained to the date of declaration.

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

Loans Held For Sale: The Company has elected the fair value option for loans held for sale to align with other accounting policies related to mortgage banking, such as mortgage banking derivatives. These loans are typically sold to an investor following loan origination and the fair value of such accounts are readily available based on direct quotes from investors or similar transactions experienced in the secondary loan market. Fair value adjustments, as well as realized gains and losses are recorded in current earnings. Fair value is determined by market prices for similar transactions adjusted for specific attributes of that loan (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$5,884	$—
Mortgage-backed securities-residential	—	523,115	—
Mortgage-backed securities-commercial	—	20,018	—
State and political subdivisions	—	40,257	—

Total securities available for sale	$—	$589,274	$—

Loans held for sale	$—	$11,680	$—

Mortgage banking derivatives	$—	$706	$—

Financial Liabilities
Mortgage banking derivatives	$—	$194	$—

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$6,817	$—
Mortgage-backed securities-residential	—	500,955	—
Mortgage-backed securities-commercial	—	19,835	—
State and political subdivisions	—	48,231	—

Total securities available for sale	$—	$575,838	$—

Loans held for sale	$—	$14,079	$—

Mortgage banking derivatives	$—	$411	$—

Financial Liabilities
Mortgage banking derivatives	$—	$29	$—

As of March 31, 2016, the unpaid principal balance of loans held for sale was $11,317 resulting in an unrealized gain of $363 included in gains on sale of loans. As of December 31, 2015, the unpaid principal balance of loans held for sale was $13,754, resulting in an unrealized gain of $325 included in gains on sale of loans. For the three months ended March 31, 2016 and 2015, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $38 and $23, respectively. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2016 and December 31, 2015.

There were no transfers between level 1 and 2 during 2016 and 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans carried at fair value as of March 31, 2016 or December 31, 2015. For the three months ended March 31, 2016 and 2015, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $200 as of both March 31, 2016 and December 31, 2015. There were no properties at March 31, 2016 or 2015 that had required write-downs to fair value resulting in no write downs for the three months ending March 31, 2016 and 2015, respectively.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2016 and December 31, 2015 are as follows:

	Carrying	Fair Value Measurements at March 31, 2016 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$62,054	$62,054	$—	$—	$62,054
Certificates of deposit held at other financial institutions	1,065	—	1,065	—	1,065
Securities available for sale	589,274	—	589,274	—	589,274
Securities held to maturity	157,507	—	163,723	—	163,723
Loans held for sale	11,680	—	11,680	—	11,680
Net loans	1,409,267	—	—	1,408,603	1,408,603
Restricted equity securities	8,024	n/a	n/a	n/a	n/a
Servicing rights, net	3,420	—	3,993	—	3,993
Accrued interest receivable	7,037	—	3,291	3,746	7,037
Financial liabilities
Deposits	$1,953,573	$1,153,029	$752,683	$—	$1,905,712
Federal funds purchased and repurchase agreements	49,593	—	49,593	—	49,593
Federal Home Loan Bank advances	57,000	—	57,102	—	57,102
Subordinated notes, net	38,843	—	—	38,843	38,843
Accrued interest payable	936	110	818	8	936

	Carrying	Fair Value Measurements at December 31, 2015 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$52,394	$52,394	$—	$—	$52,394
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities available for sale	575,838	—	575,838	—	575,838
Securities held to maturity	158,200	—	161,969	—	161,969
Loans held for sale	14,079	—	14,079	—	14,079
Net loans	1,292,239	—	—	1,279,849	1,279,849
Restricted equity securities	7,998	n/a	n/a	n/a	n/a
Servicing rights, net	3,455	—	4,635	—	4,635
Accrued interest receivable	7,299	3	3,780	3,516	7,299
Financial liabilities
Deposits	$1,814,039	$1,062,587	$748,961	$—	$1,811,548
Federal funds purchased and repurchase agreements	101,086	—	101,086	—	101,086
Federal Home Loan Bank advances	57,000	—	56,931	—	56,931
Accrued interest payable	644	100	544	—	644

The methods and assumptions not previously described used to estimate fair values are described as follows:

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

(h) Subordinated Notes: The fair values of the Company’s subordinated notes are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(i) Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the asset/liability with which they are associated.

(j) Off-balance Sheet Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

	Three Months Ended March 31,
	2016	2015
Basic
Net income available to common shareholders	$6,210	$3,107
Less: earnings allocated to participating securities	(64)	(40)

Net income allocated to common shareholders	$6,146	$3,067

Weighted average common shares outstanding including participating securities	10,580,304	7,970,250
Less: Participating securities	(109,064)	(102,187)

Average shares	10,471,240	7,868,063

Basic earnings per common share	$0.59	$0.39

	Three Months Ended March 31,
	2016	2015
Diluted
Net income allocated to common shareholders	$6,146	$3,067
Weighted average common shares outstanding for basic earnings per common share	10,471,240	7,868,063
Add: Dilutive effects of assumed exercises of stock options	559,017	432,808
Add: Dilutive effects of assumed exercises of stock warrants	12,426	12,951

Average shares and dilutive potential common shares	11,042,683	8,313,822

Dilutive earnings per common share	$0.56	$0.37

Stock options for 62,167 and 3,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2016 and 2015 because they were antidilutive.

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

NOTE 11—SUBORDINATED DEBT ISSUANCE

On March 31, 2016, the Company issued $40,000 in aggregate principal amount of fixed-to-floating rate Subordinated Notes due 2026 (the “Notes”) in a public offering to accredited institutional investors. The Notes will mature on March 30, 2026 unless redeemed prior to that date. The Company may redeem the Notes in whole or in part on or after March 30, 2021, and in whole, but not in part, at any time within 90 days following a “Regulatory Capital Treatment Event”, as defined in the First Supplemental Indenture, dated as of March 31, 2016, between the Company and U.S. Bank National Association, as trustee (the “Supplemental Indenture”) governing the Notes. The redemption price for any redemption will be 100% of the principal amount of the Notes, plus unpaid interest, if any, accrued to but excluding the date of redemption. Any early redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the Notes.

The Notes initially bear interest at 6.875% per year, payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2016, and going through March 29, 2021. Thereafter, the notes will bear interest at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus a spread of 5.636%, with interest payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, beginning on June 30, 2021.

The Notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The Notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of Franklin Synergy Bank (the “Bank”), its depositors, and any preferred equity holders of our subsidiaries. The holders of the Notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The sale of the Notes yielded net proceeds of approximately $38,843 after deducting the placement agents’ fees and estimated expenses payable by the Company. The Company used the net proceeds from the offering to pay off a $10 million borrowing that had been used to redeem the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) in connection with the Company’s participation in the Small Business Lending Fund and to fund future growth of the Bank.

The estimated issuance costs related to the Notes amounted to $1,157 and will be amortized as interest expense over the ten-year term of the Notes.

For regulatory capital purposes, the Notes are treated as Tier 2 capital and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Form 10-K filed with the SEC on March 15, 2016, which includes additional information about critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations. All amounts are in thousands, except per share data or unless otherwise indicated.

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly-owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 12 branches in the demographically attractive and growing Williamson and Rutherford Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our company,” “the company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements in Form 10-K that was filed on March 15, 2016. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements include Franklin Financial Network, Inc. and its wholly owned subsidiaries, Franklin Synergy Bank and Franklin Synergy Risk Management, Inc., together referred to as “the Company.” Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc. are direct or indirect subsidiaries of Franklin Synergy Bank and are included in these consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the MidSouth acquisition, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired in the MidSouth transaction and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Company for loans with similar characteristics as those acquired other than purchased credit-impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset. The amendments in this ASU are effective for public business entities for the first annual period beginning after December 15, 2015, and must be applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is currently evaluating the potential impact of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017, and early adoption is allowed; however, the Company does not plan to adopt this ASU early. ASU 2016-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2016 AND 2015

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $6,233 and $3,132 for the three months ended March 31, 2016 and 2015, respectively. After the payment of preferred dividends on the Series A Preferred Stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three months ended March 31, 2016 and 2015 was $6,210 and $3,107, respectively. The primary reasons for the increase in net earnings available to common shareholders for the three months ended March 31, 2016 was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios over the same period in 2015.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three months ended March 31, 2016 and 2015, totaled $19,276 and $12,157, respectively, an increase of $7,119, or 58.6%, between the respective periods. For the three months ended March 31, 2016 and 2015, interest income was $22,561 and $13,926, respectively, an increase of 62.0%, due to growth in both the loan and investment securities portfolios. For the three months ended March 31, 2016 and 2015, interest expense was $3,285 and $1,769, respectively, an increase of 85.7%, which is a result of increases in both interest-bearing deposits and borrowings.

Interest-earning assets averaged $2,177,905 and $1,351,351 during the three months ended March 31, 2016 and 2015, respectively, an increase of $826,554, or 61.2%. This increase was due to organic growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 61.4%, and investment securities increased 62.1%, when comparing the three months ended March 31, 2016 with the same period in 2015. When comparing the three months ended March 31, 2016 and 2015, the yield on average interest earning assets, adjusted for tax equivalent yield increased 12 basis points to 4.30% compared to 4.18% for the same period during 2015. For the three months ended March 31, 2016, the tax equivalent yield on available for sale securities was 2.56%, and for the three months ended March 31, 2015, the yield on available for sale securities was 2.31%. The primary driver for the increase was the increase in coupon rates on securities purchased during the past 12 months. During the three months ended March 31, 2016, coupon interest on available for sale securities was $4,568 which, when compared with coupon interest on available for sale securities for the three months ended March 31, 2015 of $2,955, represented a yield increase of 111 basis points.

Interest-bearing liabilities averaged $1,865,564 during the three months ending March 31, 2016, compared to $1,132,357 for the same period in 2015, an increase of $733,207, or 64.8%. Total average interest-bearing deposits grew $687,325, including increases in average brokered deposits of $386,257 and average interest-bearing public funds deposits of $10,942 for the three-month period ending March 31, 2016, as compared to the same period during 2015. Rapid growth in the loan portfolio also resulted in increases in average Federal Home Loan Bank advances of $33,867, average other borrowed funds of $10,916 and subordinated notes and other borrowings of $1,099, when comparing the first three months of 2016 with the same period in 2015. Within other borrowed funds, average securities sold under agreement to repurchase increased $14,828 for the three months ended March 31, 2016 in comparison with the same period in 2015. The large increase in this funding source is due to the addition of some larger commercial relationships during the past year and the addition of one repurchase agreement with one of the Company’s correspondent banks.

For the three month periods ending March 31, 2016 and 2015, the cost of average interest-bearing liabilities increased eight basis points to 0.71% from 0.63%. The increase was primarily due to increases in the cost of funds for interest checking deposits and subordinated notes and other borrowings. These increases were partially offset by decreases in the rates on other types of interest-bearing deposits, Federal Home Loan Bank advances and other borrowed funds, which all decreased from the first quarter of 2015 to first quarter of 2016

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three-months ended March 31, 2016 and 2015:

Average Balances—Yields & Rates(7)

(Dollars are in thousands)

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$1,364,467	$17,759	5.23%	$845,437	$11,154	5.35%
Securities available for sale (6)	588,885	3,745	2.56%	408,189	2,321	2.31%
Securities held to maturity	157,839	1,628	4.15%	52,513	364	2.81%
Certificates of deposit at other financial institutions	1,044	3	1.16%	250	1	1.62%
Federal funds sold and other (2)	65,670	166	1.02%	44,962	86	0.78%

TOTAL INTEREST EARNING ASSETS	$2,177,905	$23,301	4.30%	$1,351,351	$13,926	4.18%
Allowance for loan losses	(11,967)			(7,043)
All other assets	80,544			69,350

TOTAL ASSETS	$2,246,482			$1,413,658
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$334,065	$326	0.39%	$301,147	$174	0.23%
Money market	569,084	869	0.61%	394,082	585	0.60%
Savings	45,810	42	0.37%	30,615	35	0.46%
Time deposits	804,719	1,840	0.92%	340,509	839	1.00%
Federal Home Loan Bank advances	57,000	86	0.77%	23,133	65	1.14%
Federal funds purchased and other (3)	53,787	109	0.82%	42,871	71	0.67%
Subordinated notes and other borrowings	1,099	13	4.76%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$1,865,564	$3,285	0.71%	$1,132,357	$1,769	0.63%
Demand deposits	177,449			150,108
Other liabilities	9,086			5,895
Total shareholders’ equity	194,383			125,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,246,482			$1,413,658
NET INTEREST SPREAD (4)			3.59%			3.55%
NET INTEREST INCOME		$20,016			$12,157
NET INTEREST MARGIN (5)			3.70%			3.65%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates for 2015 exclude the effects of a tax-equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances. Yields and rates are annualized.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2016 versus March 31, 2015
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$7,012	$(407)	$6,605
Securities available for sale	1,053	371	1,424
Securities held to maturity	737	527	1,264
Certificates of deposit at other financial institutions	3	(1)	2
Federal funds sold and other	40	40	80

TOTAL INTEREST INCOME	$8,845	$530	$9,375

INTEREST EXPENSE
Deposits
Interest checking	$19	$133	$152
Money market accounts	270	14	284
Savings	17	(10)	7
Time deposits	1,161	(160)	1,001
Federal Home Loan Bank advances	96	(52)	44
Other borrowed funds	19	(4)	15
Subordinated notes and other borrowings	13	—	13

TOTAL INTEREST EXPENSE	$1,595	$(79)	$1,516

NET INTEREST INCOME	$7,250	$609	$7,859

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

The provision for loan losses was $1,136 and $625 for the three months ended March 31, 2016 and 2015, respectively. The increase in loan loss provision is due primarily to the Company’s loan growth. Nonperforming loans at March 31, 2016 totaled $1,728 compared to $3,286 at December 31, 2015, representing 0.1% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2016 and 2015 was $3,085 and $3,215, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Service charges on deposit accounts	$49	$16	$33	206.3%
Other service charges and fees	633	618	15	2.4%
Net gains on sale of loans	1,608	1,647	(39)	(2.4%)
Wealth management	368	286	82	28.7%
Loan servicing fees, net	42	43	(1)	(2.3%)
Gain on sale of investment securities, net	310	415	(105)	(25.3%)
Net gain on sale of foreclosed assets	3	6	(3)	(50.0%)
Other	72	184	(112)	(60.9%)

Total non-interest income	$3,085	$3,215	$(130)	(4.0%)

Service charges on deposit accounts for the three months ending March 31, 2016 increased $33, or 206.3%, from the same period in 2015 due to changes made to the Company’s schedule of service charges and due to the reduction of the amount of service charges waived during the first quarter of 2016.

Wealth management income for the three months ending March 31, 2016 increased $82, or 28.7%, in comparison with the same period in 2015. The increase was primarily due to the growth in the client base and the assets under management in the wealth management division.

Net gain on sale of investment securities decreased $105, or 25.3%, when comparing the three months ending March 31, 2016 to same period in 2015. The decrease was primarily due to the gains on securities that were called during the first quarter of 2015, which added $182 to net gains on sale of investment securities.

Other non-interest income decreased by $112, or 60.9%, when comparing first quarter 2016 with first quarter 2015. The decrease is primarily attributed to the loss of $98 recorded on the sale of the Company’s real estate in downtown Murfreesboro, Tennessee during first quarter 2016. That compares with a gain of the sale of three of the Company’s branch locations in Rutherford County, Tennessee in 2015, which resulted in a gain of $15 being recorded in first quarter 2015.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2016 and 2015 was $11,831 and $9,621, respectively, an increase of $2,210, or 23.0%. This increase was the result of the following components listed in the table below (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Salaries and employee benefits	$6,517	$5,681	$836	14.7%
Occupancy and equipment	1,807	1,579	228	14.4%
FDIC assessment expense	413	214	199	93.0%
Marketing	217	220	(3)	(1.4%)
Professional fees	1,094	359	735	204.7%
Amortization of core deposit intangible	149	172	(23)	(13.4%)
Other	1,634	1,396	238	17.0%

Total non-interest expense	$11,831	$9,621	$2,210	23.0%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth. The Company’s biggest variances for the three months ending March 31, 2016, in comparison with the same period of 2015, were in salaries, occupancy, FDIC assessment expense, professional fees and other non-interest expense.

Salaries and employee benefits increased $836, or 14.7%, when comparing the three months ended March 31, 2016 with the same period in 2015. The increase is primarily due to the Company’s staffing growth from 210 full-time equivalent employees as of March 31, 2015, to 236 as of March 31, 2016. The Company added several lending professionals, including a healthcare lending team that joined the Company in the second quarter of 2015, as well as additional credit administration and operational staff needed to handle the Company’s growth. The Company also experienced growth in incentive expenses related to the Company’s financial performance.

Occupancy and equipment expense increased $228, or 14.4%, when comparing the three months ended March 31, 2016 with the same period in 2015. This variance is attributable to increases in building rent expense ($129), software maintenance fees ($68), and leasehold improvement depreciation ($24). During the first quarter of 2016, the Company opened two new leased facilities – a new branch location in Nolensville, Tennessee and an expansion of its headquarters in downtown Franklin, Tennessee, the latter of which is leased from a related party of the Company.

The Company’s FDIC assessment expense increased $199, or 93.0%, when comparing the three months ended March 31, 2016 with the same period in 2015. The increase is primarily due to the year-over-year growth of the Company, on which FDIC assessments are calculated.

The $735, or 204.7%, increase in professional fees is primarily attributable to increases in other professional fees ($261), merger-related expenses ($151), legal fees ($121) and accounting/audit fees ($116). The increase in other professional fees is related to the design and implementation of subsidiaries (Franklin Synergy Risk Management, Inc., Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc.) and a consulting engagement related to the Company’s core systems and related processes.

For the three months ended March 31, 2016, other non-interest expenses increased $238, or 17.0%, from the same period during 2015. The rise in other non-interest expense is attributed to increases in the following expense types: insurance expense ($90); loan-related expenses ($58); director-related expenses ($46); and franchise taxes ($41).

Income Tax Expense

The Company recognized an income tax expense for the three months ended March 31, 2016 and 2015, of $3,161 and $1,994, respectively. The Company’s year-to-date income tax expense for the period ended March 31, 2016 reflects an effective income tax rate of 33.6%, compared to 38.9% for the same period in 2015. The decrease in the effective tax rate for the three months ended March 31, 2016, primarily resulted from the Company’s investments in tax-exempt municipal securities and from the establishment and funding of a real estate investment trust subsidiary of Franklin Synergy Bank in the first quarter of 2016.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets increased by $132,302, or 6.1%, from December 31, 2015 to March 31, 2016. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and therefore generates the largest portion of revenues. For purposes of the discussion in this section, the term “loans” refers to loans, excluding loans held for sale, unless otherwise noted.

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2016 and December 31, 2015 were $1,421,943 and $1,303,826, respectively, an increase of $118,117, or 9.1%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy.

The table below provides a summary of the loan portfolio composition for the periods noted.

	March 31, 2016		December 31, 2015
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Construction and land development	$413,279	29.0%	$372,767	28.5%
Commercial	408,263	28.7%	364,223	27.9%
Residential	283,793	19.9%	274,934	21.1%
Commercial and industrial	308,622	21.7%	283,888	21.7%
Consumer and other	6,453	0.5%	6,577	0.5%

Total loans—gross, excluding PCI loans	1,420,410	99.8%	1,302,389	99.7%

Total PCI loans	3,129	0.2%	3,913	0.3%

Total gross loans	1,423,539	100.0%	1,306,302	100.0%

Less: deferred loan fees, net	(1,596)		(2,476)
Allowance for loan losses	(12,676)		(11,587)

Total loans, net allowance for loan losses	$1,409,267		$1,292,239

As presented in the above table, gross loans increased 9.0% during the first three months of 2016, primarily due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 9.2% with the majority of the growth occurring in the construction and land development (10.9%) and commercial real estate (12.1%) segments. The Company also experienced growth of 8.7% in the commercial and industrial segment during the first three months of 2016.

Real estate loans comprised 77.6% of the loan portfolio at March 31, 2016. The largest portion of the real estate segments as of March 31, 2016, was construction and land development loans, which totaled 37.4% of real estate loans. Construction and land development loans totaled $413,279 at March 31, 2016, and comprised 29.0% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $408,263 at March 31, 2016, and comprised 36.9% of real estate loans and 28.7% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $283,793 comprised 25.7% of real estate loans and 19.9% of total loans at March 31, 2016.

Commercial and industrial loans totaled $308,622 at March 31, 2016 and grew 8.7% during the first three months of 2016. Loans in this classification comprised 21.7% of total loans at March 31, 2016. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at March 31, 2016, excluding unearned net fees and costs.

Loan Maturity Schedule

	March 31, 2016
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$234,244	$114,275	$64,224	$412,743
Commercial	22,962	135,759	250,745	409,466
Residential	24,339	96,950	163,072	284,361
Commercial and industrial	51,664	191,813	67,039	310,516
Consumer and other	2,097	3,485	871	6,453

Total	$335,306	$542,282	$545,951	$1,423,539

Fixed interest rate	$205,948	$292,250	$212,533	$710,731
Variable interest rate	129,358	250,032	333,418	712,808

Total	$335,306	$542,282	$545,951	$1,423,539

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

The allowance for loan losses consists of two primary components: (1) a specific component which relates to loans that are individually classified as impaired and (2) a general component which covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Company’s loss history and loss history from peer group data over the past three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,324,810	$12,648	0.95%	$1,198,891	$11,465	0.96%	$125,919	$1,183	-1 bps
Non-PCI acquired loans (Note 1)	93,068	28	0.03%	99,328	—	—%	(6,260)	28	3 bps
Impaired loans	2,532	—	—%	4,170	113	2.71%	(1,638)	(113)	-271 bps

Non-PCI loans	1,420,410	12,676	0.89%	1,302,389	11,578	0.89%	118,021	1,098	—
PCI loans	3,129	—	—%	3,913	9	0.23%	(784)	(9)	-23 bps

Total loans	$1,423,539	$12,676	0.89%	$1,306,302	$11,587	0.89%	$117,237	$1,089	—

Note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of March 31, 2016, $28 in allowance for loan loss was recorded at March 31, 2016 related to the loans acquired from MidSouth.

At March 31, 2016, the allowance for loan losses was $12,676, compared to $11,587 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 0.89% at March 31, 2016 and December 31, 2015, respectively. Loan growth during the first quarter of 2016 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Beginning balance	$11,587	$6,680
Loans charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial & industrial	65	—
Consumer & other	11	—

Total loans charged-off	76	—
Recoveries on loans previously charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	28	3
Commercial & industrial	—	—
Consumer & other	1	—

Total loan recoveries	29	3
Net recoveries (charge-offs)	(47)	3
Provision for loan losses charged to expense	1,136	625

Total allowance at end of period	$12,676	$7,308

Total loans, gross, at end of period (1)	$1,423,539	$875,936

Average gross loans (1)	$1,355,965	$829,149

Allowance to total loans	0.89%	0.83%

Net charge-offs (recoveries) to average loans, annualized	0.01%	0.00%

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

	March 31, 2016		December 31, 2015
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$3,378	26.6%	$3,186	27.5%
Commercial	3,564	28.1%	3,146	27.1%
Residential	1,800	14.2%	1,861	16.1%

Total real estate	8,742	68.9%	8,193	70.7%

Commercial and industrial	3,875	30.6%	3,358	29.0%
Consumer and other	59	0.5%	36	0.3%

	12,676	100.0%	11,587	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of March 31, 2016 totaled $876. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $852 that were past due 90 days or more and still accruing interest at March 31, 2016.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2016	December 31, 2015
Non-accrual loans	$876	$908
Past due loans 90 days or more and still accruing interest	852	2,378

Total non-performing loans	1,728	3,286
Foreclosed real estate (“OREO”)	200	200

Total non-performing assets	1,928	3,486
Total non-performing loans as a percentage of total loans	0.1%	0.3%
Total non-performing assets as a percentage of total assets	0.1%	0.2%
Allowance for loan losses as a percentage of non-performing loans	734%	353%

As of March 31, 2016, there were two loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	95.3%	1
Residential real estate	41	4.7%	1
Commercial & industrial	—	—%	—
Consumer	—	—%	—

Total non-accrual loans	$876	100.0%	2

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $589,274 at March 31, 2016, compared to $575,838 at December 31, 2015, an increase of $13,436 or 2.3%. The increase in available-for-sale securities was primarily attributed to the securities purchased during the first quarter of 2016.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $157,507 at March 31, 2016, compared to $158,200 at December 31, 2015, a decrease of $693, or 0.4%. The decrease is attributable to securities that matured during the first quarter of 2016.

The combined portfolios represented 32.5% and 33.9% of total assets at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $8,024 and $7,998 at March 31, 2016 and December 31, 2015, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $8,076 at March 31, 2016 compared to $7,640 at December 31, 2015, an increase of $436, or 5.7%. This increase was the result of adding leasehold improvements and furniture and equipment as needed in the normal course of business and related to the opening of the new Nolensville branch.

Assets Held for Sale

At March 31, 2016, the balance in assets held for sale was zero, compared with the balance of $1,640 at December 31, 2015. The Company’s College Street branch real estate in Murfreesboro, Tennessee was reclassified at December 31, 2015 as held for sale, since the property had been identified to be sold, and the sale of the property was probable at that time. The sale of the property settled on March 29, 2016, and a loss of $97 was realized as a result of the sale and was recorded in other noninterest income.

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

At March 31, 2016, total deposits were $1,953,573, an increase of $139,534, or 7.7%, compared to $1,814,039 at December 31, 2015. The growth in deposits is attributable to growth in public funds deposits, money market deposits, noninterest-bearing deposits, and interest checking deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $478,257 at December 31, 2015 to $573,510 at March 31, 2016, primarily due to fluctuation in certain brokered deposits that are interest-bearing checking accounts that fluctuate daily.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the highest period of growth being during the first quarter of each calendar year. Public funds grew $50,191, or 15.3%, from $327,766 at December 31, 2015 to $377,957 at March 31, 2016.

Time deposits excluding brokered deposits as of March 31, 2016, amounted to $472,752, compared to $470,284 as of December 31, 2015, an increase of $2,468, or 0.5%. Noninterest-bearing checking deposits grew $24,419, or 13.8%, and non-public funds interest checking accounts grew $1,471, or 1.3%, respectively when comparing deposit balances from March 31, 2016 with balances at December 31, 2015.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

March 31, 2016
Three months or less	$198,397
Three through six months	50,976
Six through twelve months	87,558
Over twelve months	148,640

Total	$485,571

Federal Funds Purchased and Repurchase Agreements

As of March 31, 2016, the Company had $13,500 federal funds purchased from correspondent banks compared to $39,825 outstanding as of December 31, 2015. Securities sold under agreements to repurchase had an outstanding balance of $36,093 as of March 31, 2016, compared to $61,261 as of December 31, 2015. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At March 31, 2016 and at December 31, 2015, advances totaled $57,000.

At March 31, 2016, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2016	40,000	0.46%
2017	10,000	1.27%
2018	7,000	1.61%

Total	$57,000	0.74%

Subordinated Notes

On March 31, 2016, the Company issued $40,000 in aggregate principal amount of fixed-to-floating rate Subordinated Notes due 2026 (the “Notes”) in a public offering to accredited institutional investors. The Notes will mature on March 30, 2026 unless redeemed prior to that date. The Company may redeem the Notes in whole or in part on or after March 30, 2021, and in whole, but not in part, at any time within 90 days following a “Regulatory Capital Treatment Event”, as defined in the Supplemental Indenture governing the Notes. The redemption price for any redemption will be 100% of the principal amount of the Notes, plus unpaid interest, if any, accrued to but excluding the date of redemption. Any early redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the Notes.

The Notes initially bear interest at 6.875% per year, payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2016, and going through March 29, 2021. Thereafter, the notes will bear interest at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus a spread of 5.636%, with interest payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, beginning on June 30, 2021.

The sale of the Notes yielded net proceeds of approximately $38,843 after deducting the placement agents’ fees and estimated expenses payable by the Company. The Company used the net proceeds from the offering to pay off a $10 million borrowing, which had been used to redeem the shares of Series A Preferred Stock issued to Treasury in connection with the Company’s participation in the Small Business Lending Fund, and to fund future growth of the Bank.

The estimated issuance costs related to the Notes amounted to $1,157 and will be amortized as interest expense over the ten-year term of the Notes.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of March 31, 2016, $589,274 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $157,507 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $655,140 of the total $746,781 investment securities portfolio on hand at March 31, 2016, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

As of March 31, 2016, the Company’s shareholders’ equity was $191,910, as compared with $188,816 as of December 31, 2015. The increase in shareholders’ equity was due to the Company’s earnings of $6,233 in the first quarter of 2016 and the increase in accumulated other comprehensive income of $6,533 during the first quarter, offset by a $10,000 reduction in preferred stock due to the Company’s redemption of the Series A Preferred Stock related to the Small Business Lending Fund on March 25, 2016.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At March 31, 2016, the Company had unfunded loan commitments outstanding of $55,552 unused lines of credit of $378,585, and outstanding standby letters of credit of $16,666.

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

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
Total shareholders’ equity	$191,910	$188,816	$187,610	$177,081	$178,541
Less: Preferred stock	—	10,000	10,000	10,000	10,000

Total common shareholders’ equity	191,910	178,816	177,610	167,081	168,541
Less: Goodwill and other intangibles	11,070	11,231	11,373	11,538	11,709

Tangible common shareholders’ equity	$180,840	$167,585	$166,237	$155,543	$156,832
Common shares outstanding	10,586,592	10,571,377	10,524,630	10,502,671	10,465,930

Tangible book value per share	$17.08	$15.85	$15.80	$14.81	$14.99

Net income available to common shareholders	$6,210	$4,639	$5,125	$3,109	$3,107
Average tangible common equity	173,987	167,151	160,071	157,959	103,475

Return on average tangible common equity	14.36%	11.01%	12.70%	7.89%	12.18%

Efficiency Ratio:
Net interest income	$19,276	$17,195	$16,736	$13,327	$12,157
Noninterest income	3,085	2,992	3,798	2,851	3,215

Operating revenue	22,361	20,187	20,534	16,178	15,372
Expense
Total noninterest expense	11,831	11,094	10,853	10,572	9,621

Efficiency ratio	52.91%	54.96%	52.85%	65.35%	62.59%

Yield on loans(1)	5.23%	4.99%	5.60%	5.37%	5.35%
Effect of accretion income on acquired loans	(0.11%)	(0.11%)	(0.42%)	(0.32%)	(0.28%)

Adjusted yield on loans	5.12%	4.88%	5.18%	5.05%	5.07%

Net interest margin(1)	3.56%	3.39%	3.60%	3.51%	3.65%
Effect of accretion income on acquired loans	(0.07%)	(0.07%)	(0.24%)	(0.19%)	(0.18%)
Effect of premium amortization of acquired deposits	(0.00%)	(0.00%)	(0.00%)	(0.01%)	(0.01%)

Adjusted net interest margin	3.49%	3.32%	3.36%	3.31%	3.46%

(1)	This item does not include tax-equivalent adjustments.

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
Income Statement Data ($):
Interest income	22,561	20,081	19,301	15,413	13,926
Interest expense	3,285	2,886	2,565	2,086	1,769
Net interest income	19,276	17,195	16,736	13,327	12,157
Provision for loan losses	1,136	1,876	1,724	805	625
Noninterest income	3,085	2,992	3,798	2,851	3,215
Noninterest expense	11,831	11,094	10,853	10,572	9,621
Net Income before taxes	9,394	7,217	7,957	4,801	5,126
Provision for taxes	3,161	2,553	2,807	1,667	1,994
Net income	6,233	4,664	5,150	3,134	3,132
Net income available to common shareholders	6,210	4,639	5,125	3,109	3,107
Earnings per share, basic	0.59	0.44	0.49	0.30	0.39
Earnings per share, diluted	0.56	0.41	0.46	0.28	0.37
Profitability (%)
Return on average assets	1.12	0.89	1.07	0.79	0.90
Return on average equity	12.90	9.82	11.25	7.00	10.14
Return on average tangible common equity	14.36	11.01	12.70	7.89	12.18
Efficiency ratio	52.91	54.95	52.85	65.35	62.59
Net Interest margin (1)	3.56	3.39	3.60	3.51	3.65
Balance Sheet Data ($):
Loans (including HFS)	1,433,623	1,317,905	1,138,492	979,033	897,001
Loan loss reserve	12,676	11,587	9,744	8,016	7,308
Cash	62,054	52,394	47,658	43,413	48,580
Securities	746,781	734,038	756,554	681,999	507,170
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets	1,946	2,107	2,249	2,414	2,585
Assets	2,300,094	2,167,792	2,002,538	1,766,752	1,509,430
Deposits	1,953,573	1,814,039	1,714,594	1,491,986	1,271,602
Liabilities	2,108,184	1,978,976	1,814,928	1,589,671	1,330,889
Total equity	191,910	188,816	187,610	177,081	178,541
Common equity	191,910	178,816	177,610	167,081	168,541
Tangible common equity	180,840	167,586	166,237	155,543	156,832
Asset Quality (%)
Nonperforming loans/ total loans (2)	0.12	0.25	0.07	0.10	0.14
Nonperforming assets / total loans(2) + foreclosed assets	0.14	0.27	0.09	0.12	0.19
Loan loss reserve / loans(2)	0.89	0.89	0.87	0.83	0.84
Net charge-offs / average loans	0.01	0.01	0.00	0.04	0.00
Capital (%)
Tangible common equity to tangible assets	7.90	7.77	8.35	8.86	10.47
Leverage ratio	7.69	8.48	8.90	10.38	11.41
Tier 1 common ratio	9.60	10.08	11.03	12.52	14.01
Tier 1 risk-based capital ratio	9.60	10.51	11.52	13.09	14.95
Total risk-based capital ratio	12.49	11.21	12.18	13.74	15.64

(1)	Net interest margins shown in the table above do not include tax-equivalent adjustments.
(2)	Total loans in this ratio exclude loans held for sale.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending March 31, 2016, net interest income was estimated to decrease 1.16% and 3.67% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 1.62% and 11.85% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of March 31, 2016.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	54,715	-7,355	-11.85%
-100	61,066	-1,004	-1.62%
Base	62,070	—	0.00%
+100	61,348	-722	-1.16%
+200	59,793	-2,277	-3.67%
+300	58,012	-4,058	-6.54%
+400	56,788	-5,282	-8.51%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2016 other than the additional disclosure of the risk factors listed below.

The Rights of Our Common Shareholders Are Subordinate to the Rights of the Holders of Our Debt Securities and May Be Subordinate to the Holders of Any Class of Preferred Stock That We May Issue in the Future

On March 31, 2016, we completed the public offering of $40,000,000 aggregate principal amount of fixed-to-floating rate subordinated notes due 2026 (the “Notes”). The net proceeds from the offering of the Notes was used, in part, to pay down a line of credit, which we used on March 25, 2016 to redeem 10,000 outstanding shares of our Series A Preferred Stock issued to the Treasury pursuant to our participation in the Small Business Lending Fund program.

Upon our voluntary or involuntary dissolution, liquidation, or winding up of affairs, holders of shares of our common stock will not receive a distribution, if any, until after the payment in full of our debts and other liabilities, and the payment of any accrued but unpaid dividends and any liquidation preference on outstanding shares of preferred stock. Our Board of Directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock and to determine the terms of each issue of preferred stock without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will be senior to our common stock and could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

The amount of interest payable on the Notes will vary beginning on March 30, 2021

The interest rate on the Notes will vary beginning on March 30, 2021. From and including the date of issuance of the Notes, to but excluding March 30, 2021, the Notes will bear interest at an initial rate of 6.875% per annum. From and including March 30, 2021 and thereafter, the Notes will bear interest at a floating rate equal to 3-month LIBOR as calculated on each applicable date of determination, plus a spread of 5.636%. If interest rates rise, the cost of the Notes may increase thereby negatively affecting our net income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the first quarter of 2016 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
01/04/2016	2,750	Warrants Exercised	$12.00	$33,000.00
	50	Warrants Exercised	$12.00	$600.00
	125	Warrants Exercised	$12.00	$1,500.00
	125	Warrants Exercised	$12.00	$1,500.00
01/19/2016	50	Warrants Exercised	$12.00	$600.00
01/27/2016	3,000	Warrants Exercised	$10.00	$30,000.00
03/04/2016	3,264	Options Exercised	$11.75	$38,352.00
03/16/2016	3,750	Options Exercised	$10.00	$37,500.00
	500	Options Exercised	$10.00	5,000.00
	3,875	Options Exercised	$11.75	45,531.25
03/22/2016	50	Warrants Exercised	$12.00	$600.00

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As previously disclosed in the Current Report on Form 8-K of FFN, which was filed on December 14, 2015, FFN and the Bank entered into an Agreement and Plan of Reorganization and Bank Merger (the “Merger Agreement”) with Civic Bank & Trust (“Civic”), a Tennessee banking corporation, on December 14, 2015. On May 9, 2016, FFN, the Bank and Civic amended the Merger Agreement solely to (i) extend the termination date set forth in the Merger Agreement until March 31, 2017, subject to extension by FFN until June 30, 2017, if FFN has provided Civic with evidence reasonably satisfactory to Civic that an application for approval of the merger has been filed with and accepted for processing by the Federal Reserve on or before March 31, 2017, and (ii) increase the cap on Civic’s transaction expenses from $650,000 to $775,000. FFN and Civic have determined that additional time will be required to obtain regulatory approvals and to satisfy various closing conditions necessary to complete the merger. FFN has learned that federal bank regulators have identified concerns during the course of routine supervisory activities regarding the robustness of the Bank’s procedures, systems and processes related to certain of its compliance programs, given the rapid growth and increasing complexity of the Bank. The Bank is proactively reviewing and supplementing its procedures, systems and processes related to its compliance programs and recruiting experienced compliance personnel to address such concerns.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Bank Merger, dated May 9, 2016, among Civic Bank & Trust, Franklin Financial Network, Inc. and Franklin Synergy Bank

4.1	Indenture, dated March 31, 2016, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016)

4.2	First Supplemental Indenture, dated March 31, 2016, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 31, 2016)

4.3	Global Note representing the Company’s Fixed-to-Floating Rate Subordinated Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 31, 2016)

10.1	Triple Net Office Lease Agreement, by and between Gateway Real Estate Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

May 10, 2016	By:	/s/ Sally P. Kimble
Sally P. Kimble
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Bank Merger, dated May 9, 2016, among Civic Bank & Trust, Franklin Financial Network, Inc. and Franklin Synergy Bank

4.1	Indenture, dated March 31, 2016, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016)

4.2	First Supplemental Indenture, dated March 31, 2016, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 31, 2016)

4.3	Global Note representing the Company’s Fixed-to-Floating Rate Subordinated Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 31, 2016)

10.1	Triple Net Office Lease Agreement, by and between Gateway Real Estate Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2016)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.