Form 10-Q
period 2016-06-30
Franklin Financial Network Inc.
filed 2016-08-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 29, 2016, was 10,702,314.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from financial institutions	$72,050	$52,394
Certificates of deposit at other financial institutions	1,065	250
Securities available for sale	676,875	575,838
Securities held to maturity (fair value 2016—$243,594 and 2015—$161,969)	232,656	158,200
Loans held for sale, at fair value	16,808	14,079
Loans	1,550,729	1,303,826
Allowance for loan losses	(14,253)	(11,587)

Net loans	1,536,476	1,292,239

Restricted equity securities, at cost	9,889	7,998
Premises and equipment, net	8,449	7,640
Accrued interest receivable	8,448	7,299
Bank owned life insurance	22,942	22,619
Deferred tax asset	3,174	9,430
Assets held for sale	—	1,640
Foreclosed assets	200	200
Servicing rights, net	3,491	3,455
Goodwill	9,124	9,124
Core deposit intangible, net	1,750	2,043
Other assets	3,704	3,344

Total assets	$2,607,101	$2,167,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$229,035	$176,742
Interest bearing	2,020,700	1,637,297

Total deposits	2,249,735	1,814,039
Federal funds purchased and repurchase agreements	36,672	101,086
Federal Home Loan Bank advances	52,000	57,000
Subordinated notes, net of issuance costs	58,312	—
Accrued interest payable	1,800	644
Other liabilities	4,306	6,207

Total liabilities	2,402,825	1,978,976
Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, Series A, no par value, $1,000 liquidation value per share, 10,000 shares authorized; no shares outstanding at June 30, 2016 and 10,000 shares issued and outstanding at December 31, 2015	—	10,000
Common stock, no par value; 20,000,000 shares authorized; 10,689,481 and 10,571,377 shares issued and outstanding at June 30, 2016 and December 31 2015, respectively	150,026	147,784
Retained earnings	44,561	31,352
Accumulated other comprehensive income (loss)	9,689	(320)

Total shareholders’ equity	204,276	188,816

Total liabilities and shareholders’ equity	$2,607,101	$2,167,792

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income and dividends
Loans, including fees	$18,930	$12,173	$36,672	$23,327
Securities:
Taxable	3,985	2,957	7,513	5,622
Tax-Exempt	1,197	169	2,319	189
Dividends on restricted equity securities	118	83	221	150
Federal funds sold and other	56	31	122	51

Total interest income	24,286	15,413	46,847	29,339

Interest expense
Deposits	3,358	1,913	6,435	3,546
Federal funds purchased and repurchase agreements	82	92	168	163
Federal Home Loan Bank advances	187	81	296	146
Subordinated notes and other borrowings	725	—	738	—

Total interest expense	4,352	2,086	7,637	3,855

Net interest income	19,934	13,327	39,210	25,484
Provision for loan losses	1,567	805	2,703	1,430

Net interest income after provision for loan losses	18,367	12,522	36,507	24,054

Noninterest income
Service charges on deposit accounts	46	18	95	34
Other service charges and fees	767	690	1,400	1,308
Net gains on sale of loans	2,309	1,463	3,917	3,110
Wealth management	529	301	897	587
Loan servicing fees, net	(4)	60	38	103
Gain on sale or call of securities	795	109	1,105	524
Net gain on sale of foreclosed assets	3	21	6	27
Other	181	189	253	373

Total noninterest income	4,626	2,851	7,711	6,066

Noninterest expense
Salaries and employee benefits	7,603	6,071	14,120	11,752
Occupancy and equipment	1,755	1,699	3,562	3,278
FDIC assessment expense	405	216	818	430
Marketing	188	198	405	418
Professional fees	977	507	2,071	866
Amortization of core deposit intangible	144	167	293	339
Indirect expenses related to public offering	—	309	—	326
Other	1,841	1,405	3,475	2,784

Total noninterest expense	12,913	10,572	24,744	20,193

Income before income tax expense	10,080	4,801	19,474	9,927
Income tax expense	3,081	1,667	6,242	3,661

Net income	6,999	3,134	13,232	6,266
Dividends paid on Series A preferred stock	—	(25)	(23)	(50)

Net income available to common shareholders	$6,999	$3,109	$13,209	$6,216

Earnings per share:
Basic	$0.66	$0.30	$1.24	$0.67
Diluted	0.62	0.28	1.18	0.64

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,999	$3,134	$13,232	$6,266
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	6,514	(6,900)	17,574	(3,865)
Reclassification adjustment for gains included in net income	(795)	(109)	(1,105)	(524)

Net unrealized gains (losses)	5,719	(7,009)	16,469	(4,389)
Tax effect	(2,243)	2,754	(6,460)	1,689

Total other comprehensive income (loss)	3,476	(4,255)	10,009	(2,700)

Comprehensive income (loss)	$10,475	$(1,121)	$23,241	$3,566

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity
		Shares	Amount
Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options	—	71,965	780	—	—	780
Exercise of common stock warrants	—	3,600	43	—	—	43
Dividends paid on Series A preferred stock	—	—	—	(50)	—	(50)
Stock based compensation expense, net of restricted share forfeitures	—	30,695	371	—	—	371
Stock issued related to initial public offering, net of stock issuance costs	—	2,640,000	50,425	—	—	50,425
Excess tax benefit from exercise of stock options	—	—	147	—	—	147
Net income	—	—	—	6,266	—	6,266
Other comprehensive income	—	—	—	—	(2,700)	(2,700)

Balance at June 30, 2015	$10,000	10,502,671	$146,017	$21,588	$(524)	$177,081

Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$188,816
Exercise of common stock options, net	—	87,710	975			975
Exercise of common stock warrants	—	3,775	45			45
Redemption of Series A preferred stock	(10,000)	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	(23)
Stock based compensation expense, net of restricted share forfeitures	—	30,564	795	—	—	795
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	(3,945)	(82)	—	—	(82)
Excess tax benefit from restricted stock vesting	—	—	90	—	—	90
Excess tax benefit from exercise of stock options	—	—	419	—	—	419
Net income	—	—	—	13,232	—	13,232
Other comprehensive income	—	—	—	—	10,009	10,009

Balance at June 30, 2016	$—	10,689,481	$150,026	$44,561	$9,689	$204,276

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$13,232	$6,266
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	652	659
Accretion of purchase accounting adjustments	(635)	(1,245)
Net amortization of securities	3,364	1,837
Amortization of loan servicing right asset	556	441
Amortization of core deposit intangible	293	339
Amortization of debt issuance costs	34	—
Provision for loan losses	2,703	1,430
Deferred income tax (benefit) expense	(204)	74
Origination of loans held for sale	(148,829)	(161,442)
Proceeds from sale of loans held for sale	149,425	165,486
Net gain on sale of loans	(3,917)	(3,110)
Gain on sale of available for sale securities	(1,105)	(375)
Gain on call of held to maturity securities	—	(149)
Income from bank owned life insurance	(323)	(274)
Net gain on foreclosed assets	(6)	(27)
Loss on sale of assets held for sale	98	—
Stock-based compensation	795	371
Compensation expense related to common stock issued to 401(k) plan	269	240
Deferred gain on sale of loans	(38)	(18)
Net change in:
Accrued interest receivable and other assets	(1,509)	(2,639)
Accrued interest payable and other liabilities	(970)	184

Net cash from operating activities	13,885	8,048
Cash flows from investing activities
Securities available for sale :
Sales	62,263	32,288
Purchases	(185,270)	(446,795)
Maturities, prepayments and calls	37,234	169,306
Securities held to maturity :
Purchases	(82,405)	—
Maturities, prepayments and calls	6,895	6,538
Net change in loans	(246,305)	(173,912)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sale of assets held for sale	1,542	4,080
Purchase of restricted equity securities	(1,891)	(2,336)
Proceeds from sale of foreclosed assets	—	531
Purchases of premises and equipment, net	(1,461)	(579)
Increase in certificates of deposits at other financial institutions	(815)	—

Net cash from investing activities	(410,213)	(420,879)
Cash flows from financing activities
Increase in deposits	435,696	319,813
Decrease in federal funds purchased and repurchase agreements	(64,414)	(2,511)
Proceeds from Federal Home Loan Bank advances	75,000	157,000
Repayment of Federal Home Loan Bank advances	(80,000)	(119,000)
Proceeds from other borrowings	10,000	—
Repayment of other borrowings	(10,000)	—
Proceeds from issuance of subordinated notes, net of issuance costs	58,278	—
Proceeds from exercise of common stock warrants	45	43
Proceeds from exercise of common stock options, including excess tax benefit	1,394	927
Excess tax benefit from restricted stock vesting	90	—
Proceeds from issuance of common stock, net of offering costs	—	50,425
Divestment of common stock issued to 401(k) plan	(82)	—
Redemption of Series A preferred stock	(10,000)	—
Dividends paid on preferred stock	(23)	(50)

Net cash from financing activities	415,984	406,647

Net change in cash and cash equivalents	19,656	(6,184)
Cash and cash equivalents at beginning of period	52,394	49,347

Cash and cash equivalents at end of period	$72,050	$43,163

Supplemental information:
Interest paid	$6,481	$3,698
Income taxes paid	7,291	5,150

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

These consolidated financial statements include the accounts of Franklin Financial Network, Inc. (“FFN”), and its wholly-owned subsidiaries, Franklin Synergy Bank (“Franklin Synergy” or the “Bank”) and Franklin Synergy Risk Management, Inc. (collectively, the “Company”). Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc. are direct or indirect subsidiaries of the Bank and are included in these consolidated financial statements. Significant intercompany transactions and accounts are eliminated in consolidation.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government sponsored entities and agencies	$5,750	$160	$—	$5,910
Mortgage-backed securities: residential	583,974	12,599	(109)	596,464
Mortgage-backed securities: commercial	19,671	335	—	20,006
State and political subdivisions	51,538	2,957	—	54,495

Total	$660,933	$16,051	$(109)	$676,875

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$6,792	$72	$(47)	$6,817
Mortgage-backed securities: residential	502,916	2,386	(4,347)	500,955
Mortgage-backed securities: commercial	19,993	22	(180)	19,835
State and political subdivisions	46,664	1,570	(3)	48,231

Total	$576,365	$4,050	$(4,577)	$575,838

The amortized cost and fair value of the securities held to maturity portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
U.S. government sponsored entities and agencies	$222	$9	$—	$231
Mortgage backed securities: residential	108,839	1,084	(93)	109,830
State and political subdivisions	123,595	9,938	—	133,533

Total	$232,656	$11,031	$(93)	$243,594

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$3,300	$11	$(72)	$3,239
Mortgage backed securities: residential	30,398	410	(408)	30,400
State and political subdivisions	124,502	3,841	(13)	128,330

Total	$158,200	$4,262	$(493)	$161,969

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$13,491	$22,999	$62,263	$32,288
Gross gains	797	—	1,490	390
Gross losses	(2)	(1)	(385)	(15)

Call proceeds of $2,000 with an associated gain of $143 for securities that were called at a price in excess of par value are included in the balances for the six months ended June 30, 2015.

The proceeds from calls of securities held to maturity that were called at a price in excess of par value and the associated gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$—	$1,500	$—	$2,300
Gross gains	—	110	—	149
Gross losses	—	—	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2016
	Amortized Cost	Fair Value
Available for sale
Over one year through five years	$3,000	$3,157
Over ten years	54,288	57,248
Mortgage-backed securities: residential	583,974	596,464
Mortgage-backed securities: commercial	19,671	20,006

Total	$660,933	$676,875

Held to maturity
Over one year through five years	$1,225	$1,278
Over five years through ten years	5,092	5,416
Over ten years	117,500	127,070
Mortgage-backed securities: residential	108,839	109,830

Total	$232,656	$243,594

Securities pledged at June 30, 2016 and December 31, 2015 had a carrying amount of $818,330 and $595,524, respectively, and were pledged to secure public deposits and repurchase agreements.

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Available for sale
Mortgage-backed securities: residential	$8,391	$(58)	$11,713	$(51)	$20,104	$(109)

Total available for sale	$8,391	$(58)	$11,713	$(51)	$20,104	$(109)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$12,482	$(10)	$5,171	$(83)	$17,653	$(93)

Total held to maturity	$12,482	$(10)	$5,171	$(83)	$17,653	$(93)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for sale
U.S. government sponsored entities and agencies	$2,703	$(47)	$—	$—	$2,703	$(47)
Mortgage-backed securities: residential	313,570	(3,691)	23,319	(656)	336,889	(4,347)
Mortgage-backed securities: commercial	15,980	(180)	—	—	15,980	(180)
State and political subdivisions	716	(3)	—	—	716	(3)

Total available for sale	$332,969	$(3,921)	$23,319	$(656)	$356,288	$(4,577)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,957	$(43)	$971	$(29)	$2,928	$(72)
Mortgage-backed securities: residential	9,788	(97)	5,481	(311)	15,269	(408)
State and political subdivisions	3,351	(13)	—	—	3,351	(13)

Total held to maturity	$15,096	$(153)	$6,452	$(340)	$21,548	$(493)

Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS

Loans at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Loans that are not PCI loans
Construction and land development	$438,850	$372,767
Commercial real estate:
Nonfarm, nonresidential	415,790	353,268
Other	24,987	10,955
Residential real estate:
Closed-end 1-4 family	184,823	162,933
Other	132,948	112,001
Commercial and industrial	345,556	283,888
Consumer and other	5,718	6,577

Loans before net deferred loan fees	1,548,672	1,302,389
Deferred loan fees, net	(1,019)	(2,476)

Total loans that are not PCI loans	1,547,653	1,299,913

PCI loans
Construction and land development	$80	$78
Commercial real estate:
Nonfarm, nonresidential	582	1,460
Other	—	—
Residential real estate:
Closed-end 1-4 family	564	562
Other	7	1
Commercial and industrial	1,843	1,812
Consumer and other	—	—

Total PCI loans	3,076	3,913

Allowance for loan losses	(14,253)	(11,587)

Total loans, net of allowance for loan losses	$1,536,476	$1,292,239

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2016 and 2015:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$3,378	$3,564	$1,800	$3,875	$59	$12,676
Provision for loan losses	246	301	248	780	(8)	1,567
Loans charged-off	—	—	—	—	(4)	(4)
Recoveries	—	—	12	—	2	14

Total ending allowance balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253

Three Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,549	$2,124	$1,727	$850	$58	$7,308
Provision for loan losses	18	197	24	474	92	805
Loans charged-off	—	—	(17)	—	(88)	(105)
Recoveries	—	—	5	—	3	8

Total ending allowance balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016

The following table presents the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2016 and 2015:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	438	719	159	1,362	25	2,703
Loans charged-off	—	—	—	(65)	(15)	(80)
Recoveries	—	—	40	—	3	43

Total ending allowance balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253

Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	(123)	827	(43)	674	95	1,430
Loans charged-off	—	—	(17)	—	(88)	(105)
Recoveries	—	—	8	—	3	11

Total ending allowance balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016

As of June 30, 2016 and December 31, 2015, there was $0 and $9 allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$95	$—	$95
Collectively evaluated for impairment	3,624	3,865	2,060	4,560	49	14,158
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253

Loans:
Individually evaluated for impairment	$119	$1,073	$955	$510	$10	$2,667
Collectively evaluated for impairment	438,731	439,704	316,816	345,046	5,708	1,546,005
Purchased credit-impaired loans	80	582	571	1,843	—	3,076

Total ending loans balance	$438,930	$441,359	$318,342	$347,399	$5,718	$1,551,748

December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$113	$—	$113

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Collectively evaluated for impairment	3,186	3,137	1,861	3,245	36	11,465
Purchased credit-impaired loans	—	9	—	—	—	9

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

Loans:
Individually evaluated for impairment	$1,943	$908	$1,185	$134	$—	$4,170
Collectively evaluated for impairment	370,824	363,315	273,749	283,754	6,577	1,298,219
Purchased credit-impaired loans	78	1,460	563	1,812	—	3,913

Total ending loans balance	$372,845	$365,683	$275,497	$285,700	$6,577	$1,306,302

Loans collectively evaluated for impairment reported at June 30, 2016 include certain acquired loans. At June 30, 2016, these non-PCI loans had a carrying value of $88,793, comprised of contractually unpaid principal totaling $86,976 and discounts totaling $1,817. Management evaluated these loans for credit deterioration since acquisition and determined that $30 in allowance for loan losses was necessary at June 30, 2016.

The following table presents information related to impaired loans by class of loans as of June 30, 2016 and December 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2016
With no allowance recorded:
Construction and land development	$119	$119	$—
Commercial real estate:
Nonfarm, nonresidential	2,754	1,073	—
Residential real estate:
Closed-end 1-4 family	121	120	—
Other	835	835	—
Commercial and industrial	19	20	—
Consumer and other	10	10	—

Subtotal	3,858	2,177	—
With an allowance recorded:
Commercial and industrial	490	490	95

Subtotal	490	490	95

Total	$4,348	$2,667	$95

December 31, 2015
With no allowance recorded:
Construction and land development	$1,943	$1,943	$—
Commercial real estate:
Nonfarm, nonresidential	2,495	908	—
Residential real estate:
Closed-end 1-4 family	476	476	—
Other	709	709	—
Commercial and industrial	21	21	—

Subtotal	5,644	4,057	—

With an allowance recorded:
Commercial and industrial	113	113	113

Subtotal	113	113	113

Total	$5,757	$4,170	$113

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2016	2015	2016	2015
With no allowance recorded:
Construction and land development	$121	$—	$510	$—
Commercial real estate:
Nonfarm, nonresidential	1,094	865	1,248	850
Residential real estate:
Closed-end 1-4 family	413	313	574	265
Other	754	238	733	119
Commercial and industrial	263	110	142	104
Consumer and other	30	—	15	—

Subtotal	2,675	1,526	3,222	1,338

With an allowance recorded:
Commercial and industrial	$163	$43	$125	$30
Consumer and other	—	16	—	8

Subtotal	163	59	125	38

Total	$2,838	$1,585	$3,347	$1,376

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2016 and 2015.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015:

	Nonaccrual	Loans Past Due Over 90 Days
June 30, 2016
Construction and land development	$—	$119
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	41	—
Other	126	—
Commercial and industrial	491	—

Total	$1,493	$119

December 31, 2015
Construction and land development	$—	$1,943
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	41	435
Commercial and industrial	32	—

Total	$908	$2,378

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
June 30, 2016
Construction and land development	$1,039	$—	$119	$1,158	$437,692	$80	$438,930
Commercial real estate:
Nonfarm, nonresidential	115	—	835	950	414,840	582	416,372
Other	—	—	—	—	24,987	—	24,987
Residential real estate:
Closed-end 1-4 family	78	—	41	119	184,704	564	185,387
Other	68	—	126	194	132,754	7	132,955
Commercial and industrial	73	11	491	575	344,981	1,843	347,399
Consumer and other	—	10	—	10	5,708	—	5,718

	$1,373	$21	$1,612	$3,006	$1,545,666	$3,076	$1,551,748

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2015
Construction and land development	$—	$149	$1,943	$2,092	$370,675	$78	$372,845
Commercial real estate:
Nonfarm, nonresidential	258	—	835	1,093	352,175	1,460	354,728
Other	—	—	—	—	10,955	—	10,955
Residential real estate:
Closed-end 1-4 family	213	—	476	689	162,244	562	163,495
Other	30	—	—	30	111,971	1	112,002
Commercial and industrial	86	32	—	118	283,770	1,812	285,700
Consumer and other	2	—	—	2	6,575	—	6,577

	$589	$181	$3,254	$4,024	$1,298,365	$3,913	$1,306,302

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Total
June 30, 2016
Construction and land development	$438,731	$—	$199	$438,930
Commercial real estate:
Nonfarm, nonresidential	414,769	—	1,603	416,372
Other	24,987	—	—	24,987
Residential real estate:
Closed-end 1-4 family	184,409	—	978	185,387
Other	132,955	—	—	132,955
Commercial and industrial	345,397	—	2,002	347,399
Consumer and other	5,708	—	10	5,718

	$1,546,956	$—	$4,792	$1,551,748

	Pass	Special Mention	Substandard	Total
December 31, 2015
Construction and land development	$370,824	$—	$2,021	$372,845
Commercial real estate:
Nonfarm, nonresidential	352,451	—	2,277	354,728
Other	10,955	—	—	10,955
Residential real estate:
1-4 family	162,160	—	1,335	163,495
Other	111,292	—	710	112,002
Commercial and industrial	284,144	—	1,556	285,700
Consumer and other	6,577	—	—	6,577

	$1,298,403	$—	$7,899	$1,306,302

Purchased Credit-impaired (“PCI”) loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount is recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2016 and December 31, 2015.

	Jun 30, 2016	Dec 31, 2015
Contractually required principal and interest	$4,462	$5,618
Non-accretable difference	(319)	(352)

Cash flows expected to be collected	4,143	5,266
Accretable yield	(1,067)	(1,353)

Carrying value of acquired loans	3,076	3,913
Allowance for loan losses	—	(9)

Carrying value less allowance for loan losses	$3,076	$3,904

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the quarter ended June 30, 2016. These adjustments resulted in changes in expected cash flows, accretable yield, and the non-accretable difference for the three and six months ended June 30, 2016.

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three-month periods ended June 30, 2016 and 2015.

Activity during the three month period ended June 30, 2016	Mar 31, 2016	Effect of Acquisitions	Income Accretion	All other Adjustments	Jun 30, 2016
Contractually required principal and interest	$4,563	$—	$—	$(101)	$4,462
Non-accretable difference	(305)	—	—	(14)	(319)

Cash flows expected to be collected	4,258	—	—	(115)	4,143
Accretable yield	(1,129)	—	115	(53)	(1,067)

Carry value of acquired loans	$3,129	$—	$115	$(168)	$3,076

Activity during the three month period ended June 30, 2015	Mar 31, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Jun 30, 2015
Contractually required principal and interest	$6,135	$—	$—	$(135)	$6,000
Non-accretable difference	(989)	—	—	16	(973)

Cash flows expected to be collected	5,146	—	—	(119)	5,027
Accretable yield	(840)	—	133	(42)	(749)

Carry value of acquired loans	$4,306	$—	$133	$(161)	$4,278

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the six-month periods ended June 30, 2016 and 2015.

Activity during the six month period ended June 30, 2016	Dec 31, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Jun 30, 2016
Contractually required principal and interest	$5,618	$—	$—	$(1,156)	$4,462
Non-accretable difference	(352)	—	—	33	(319)

Cash flows expected to be collected	5,266	—	—	(1,123)	4,143
Accretable yield	(1,353)	—	309	(23)	(1,067)

Carry value of acquired loans	$3,913	$—	$309	$(1,146)	$3,076

Activity during the six month period ended June 30, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Jun 30, 2015
Contractually required principal and interest	$6,532	$—	$—	$(532)	$6,000
Non-accretable difference	(1,270)	—	—	297	(973)

Cash flows expected to be collected	5,262	—	—	(235)	5,027
Accretable yield	(947)	—	190	8	(749)

Carry value of acquired loans	$4,315	$—	$190	$(227)	$4,278

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$479,393	$463,952
Other	3,315	4,037

The components of net loan servicing fees for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loan servicing fees, net:
Loan servicing fees	$301	$278	$594	$544
Amortization of loan servicing fees	(305)	(218)	(556)	(441)
Change in impairment	—	—	—	—

Total	$(4)	$60	$38	$103

The fair value of servicing rights was estimated by management to be approximately $3,673 at June 30, 2016. Fair value for June 30, 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 15.7%. At December 31, 2015, the fair value of servicing rights was estimated by management to be approximately $4,635. Fair value for December 31, 2015 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At June 30, 2016 and December 31, 2015, these short-term borrowings totaled $36,664 and $61,261, respectively, and were secured by securities with carrying amounts of $38,881 and $73,478, respectively. At June 30, 2016, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of June 30, 2016:

As of June 30, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$230	$63	$41,791	$42,084
Borrowings related to pledged amounts	$—	$—	$36,664	$36,664
Market value pledged as a % of borrowings	—%	—%	114%	115%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 3,775 and 3,600 warrants exercised during the six months ended June 30, 2016 and 2015, respectively. A summary of the stock warrant activity for the six months ended June 30, 2016 and 2015 follows:

	June 30, 2016	June 30, 2015
Stock warrants exercised:
Intrinsic value of warrants exercised	$73	$31
Cash received from warrants exercised	45	43

At June 30, 2016, there were 21,532 outstanding warrants associated with the 2010 offering.

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

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $537 and $225 and $795 and $371 for the three and six months ended June 30, 2016 and 2015, respectively. The total income tax benefit related to vesting of restricted stock and exercises of stock options was $509 and $147 for the six months ended June 30, 2016 and 2015. The total income tax benefit for the three months ended June 30, 2016 was $509. There was no excess tax benefit from the exercise of stock options for the three months ended June 30, 2015.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At June 30, 2016, there were 2,074,089 authorized shares available for issuance.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected stock price volatility is based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	June 30, 2016	June 30, 2015
Risk-free interest rate	1.63%	1.81%
Expected term	7.5 years	7.5 years
Expected stock price volatility	29.46%	25.00%
Dividend yield	0.24%	0.22%

The weighted average fair value of options granted for the six months ended June 30, 2016 and 2015 were $9.47 and $6.35, respectively.

A summary of the activity in the stock option plans for the six months ended June 30, 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,312,791	$13.04	6.23	$24,070
Granted	243,587	27.54
Exercised	(90,477)	11.69
Forfeited, expired, or cancelled	(2,415)	19.43

Outstanding at period end	1,463,486	$15.53	6.51	$23,166

Vested or expected to vest	1,386,512	$15.53	6.51	$22,008
Exercisable at period end	842,494	$11.38	4.87	$16,831

	For the six months ended June 30,
	2016	2015
Stock options exercised:
Intrinsic value of options exercised	$1,648	$639
Cash received from options exercised	975	780
Tax benefit realized from option exercises	419	147

As of June 30, 2016, there was $3,490 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

A summary of activity for non-vested restricted share awards for the six months ended June 30, 2016 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	105,864	$15.89
Granted	32,480	27.60
Vested	(20,829)	17.95
Forfeited	(1,916)	16.00

Non-vested at June 30, 2016	115,599	$18.80

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2016, there was $1,975 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the six months ended June 30, 2016 and 2015 was $603 and $252, respectively.

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

The Basel III rules additionally provide for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of June 30, 2016, that the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of June 30, 2016 and December 31, 2015 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Company common equity Tier 1 capital to risk-weighted assets	$180,200	9.22%	$87,937	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$252,765	12.93%	$156,333	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$180,200	9.22%	$117,250	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$180,200	7.33%	$98,349	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$236,538	12.10%	$87,935	4.50%	$127,017	6.50%
Bank Total Capital to risk weighted assets	$250,791	12.83%	$156,329	8.00%	$195,411	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$236,538	12.10%	$117,247	6.00%	$156,329	8.00%
Bank Tier 1 (Core) Capital to average assets	$236,538	9.62%	$98,337	4.00%	$122,921	5.00%

December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,691	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,946	5.00%

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

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$5,910	$—
Mortgage-backed securities-residential	—	596,464	—
Mortgage-backed securities-commercial	—	20,006	—
State and political subdivisions	—	54,495	—

Total securities available for sale	$—	$676,875	$—

Loans held for sale	$—	$16,808	$—

Mortgage banking derivatives	$—	$729	$—

Financial Liabilities
Mortgage banking derivatives	$—	$180	$—

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$6,817	$—
Mortgage-backed securities-residential	—	500,955	—
Mortgage-backed securities-commercial	—	19,835	—
State and political subdivisions	—	48,231	—

Total securities available for sale	$—	$575,838	$—

Loans held for sale	$—	$14,079	$—

Mortgage banking derivatives	$—	$411	$—

Financial Liabilities
Mortgage banking derivatives	$—	$29	$—

As of June 30, 2016, the unpaid principal balance of loans held for sale was $16,252 resulting in an unrealized gain of $556 included in gains on sale of loans. As of December 31, 2015, the unpaid principal balance of loans held for sale was $13,754, resulting in an unrealized gain of $325 included in gains on sale of loans. For the three months ended June 30, 2016 and 2015, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $194 and ($293), respectively. For the six months ended June 30, 2016 and 2015, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $231 and ($270), respectively. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2016 and December 31, 2015.

There were no transfers between level 1 and 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

There were no collateral dependent impaired loans carried at fair value as of June 30, 2016 or December 31, 2015. For the three and six months ended June 30, 2016 and 2015, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $200 as of both June 30, 2016 and December 31, 2015. There were no properties at June 30, 2016 or 2015 that had required write-downs to fair value resulting in no write downs for the three and six months ended June 30, 2016 and 2015, respectively.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2016 and December 31, 2015 are as follows:

	Carrying Amount	Fair Value Measurements at June 30, 2016 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$72,050	$72,050	$—	$—	$72,050
Certificates of deposit held at other financial institutions	1,065	—	1,065	—	1,065
Securities available for sale	676,875	—	676,875	—	676,875
Securities held to maturity	232,656	—	243,594	—	243,594
Loans held for sale	16,808	—	16,808	—	16,808
Net loans	1,536,476	—	—	1,519,781	1,519,781
Restricted equity securities	9,889	n/a	n/a	n/a	n/a
Servicing rights, net	3,491	—	3,673	—	3,673
Accrued interest receivable	8,448	—	4,535	3,913	8,448
Financial liabilities
Deposits	$2,249,735	$1,156,860	$1,095,418	$—	$2,252,278
Federal funds purchased and repurchase agreements	36,672	—	36,672	—	36,672
Federal Home Loan Bank advances	52,000	—	52,079	—	52,079
Subordinated notes, net	58,312	—	—	58,107	58,107
Accrued interest payable	1,800	112	989	699	1,800

	Carrying Amount	Fair Value Measurements at December 31, 2015 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$52,394	$52,394	$—	$—	$52,394
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities available for sale	575,838	—	575,838	—	575,838
Securities held to maturity	158,200	—	161,969	—	161,969
Loans held for sale	14,079	—	14,079	—	14,079
Net loans	1,292,239	—	—	1,279,849	1,279,849
Restricted equity securities	7,998	n/a	n/a	n/a	n/a
Servicing rights, net	3,455	—	4,635	—	4,635
Accrued interest receivable	7,299	3	3,780	3,516	7,299
Financial liabilities
Deposits	$1,814,039	$1,062,587	$748,961	$—	$1,811,548
Federal funds purchased and repurchase agreements	101,086	—	101,086	—	101,086
Federal Home Loan Bank advances	57,000	—	56,931	—	56,931
Accrued interest payable	644	100	544	—	644

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic
Net income available to common shareholders	$6,999	$3,109	$13,209	$6,216
Less: earnings allocated to participating securities	(80)	(34)	(143)	(73)

Net income allocated to common shareholders	$6,919	$3,075	$13,066	$6,143

Weighted average common shares outstanding including participating securities	10,654,351	10,490,972	10,617,328	9,237,574
Less: Participating securities	(121,475)	(116,103)	(115,270)	(109,183)

Average shares	10,532,876	10,374,869	10,502,058	9,128,391

Basic earnings per common share	$0.66	$0.30	$1.24	$0.67

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted
Net income allocated to common shareholders	$6,919	$3,075	$13,066	$6,143
Weighted average common shares outstanding for basic earnings per common share	10,532,876	10,374,869	10,502,058	9,128,391
Add: Dilutive effects of assumed exercises of stock options	584,005	457,613	571,511	445,611
Add: Dilutive effects of assumed exercises of stock warrants	13,015	12,785	12,721	12,882

Average shares and dilutive potential common shares	11,129,896	10,845,267	11,086,290	9,586,884

Dilutive earnings per common share	$0.62	$0.28	$1.18	$0.64

For the three months ended June 30, 2016 and 2015, stock options for 243,587 and 147,782 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 152,877 and 210,782 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2016 and 2015 because they were antidilutive.

NOTE 10—SUBORDINATED DEBT ISSUANCE

On June 30, 2016, Company entered in a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $20,000 in aggregate principal amount of 7.00% fixed-to-floating rate subordinated notes due 2026 (the “June 2016 Notes”). The June 2016 Notes have a stated maturity of July 1, 2026, and bear interest at a fixed rate of 7.00% per year, from and including June 30, 2016 through June 30, 2021, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears on January 1 and July 1 of each year beginning on January 1, 2017. Beginning July 1, 2021 through the maturity date or an early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month LIBOR rate plus 604 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The June 2016 Notes are redeemable, in whole or in part, on or after July 1, 2021 and at any time upon the occurrence of certain events set forth in the June 2016 Notes. Any early redemption of the March 2016 Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the June 2016 Notes.

The June 2016 Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Rule 506 of Regulation D thereunder.

The June 2016 Notes are not convertible into, or exchangeable for, any other securities or assets of the Company or any of its subsidiaries and are not subject to redemption at the option of the holder. Prior to July 1, 2021, the Company may redeem the June 2016 Notes, in whole at any time, or in part from time to time, only under certain limited circumstances set forth in the June 2016 Notes. On or after July 1, 2021, the Company may redeem the June 2016 Notes at its option, in whole at any time, or in part on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the June 2016 Notes being redeemed, together with any accrued and unpaid interest on the June 2016 Notes being redeemed up to the date of redemption.

Principal and interest on the June 2016 Notes are subject to acceleration only in limited circumstances. The June 2016 Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness and equal with the Company’s previously issued and outstanding Fixed-to-Floating Rate Subordinated Notes due 2026, initially issued in the aggregate principal amount of $40,000 pursuant to that certain Indenture and that certain Supplemental Indenture, each by and between the Company and U.S. Bank National Association, as Trustee, and each dated March 31, 2016.

The June 2016 Notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The June 2016 Notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Bank, its depositors, and any preferred equity holders of our subsidiaries. The holders of the June 2016 Notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The issuance costs related to the June 2016 Notes have not yet been fully determined but have been estimated to be $340 and will be amortized as interest expense over the ten-year term of the June 2016 Notes.

On March 31, 2016, the Company issued $40,000 in aggregate principal amount of fixed-to-floating rate Subordinated Notes due 2026 (the “March 2016 Notes”) in a public offering to accredited institutional investors. The March 2016 Notes will mature on March 30, 2026, unless redeemed prior to that date. The Company may redeem the March 2016 Notes in whole or in part on or after March 30, 2021, and in whole, but not in part, at any time within 90 days following a “Regulatory Capital Treatment Event”, as defined in the First Supplemental Indenture, dated as of March 31, 2016, between the Company and U.S. Bank National Association, as trustee (the “Supplemental Indenture”) governing the March 2016 Notes. The redemption price for any redemption will be 100% of the principal amount of the March 2016 Notes, plus unpaid interest, if any, accrued to but excluding the date of redemption. Any early redemption of the March 2016 Notes will be subject to the receipt of the approval of the Federal Reserve to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the March 2016 Notes.

The March 2016 Notes initially bear interest at 6.875% per year, payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2016, and going through March 29, 2021. Thereafter, the March 2016 Notes will bear interest at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus a spread of 5.636%, with interest payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, beginning on June 30, 2021.

The March 2016 Notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The March 2016 Notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Bank, its depositors, and any preferred equity holders of our subsidiaries. The holders of the March 2016 Notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The sale of the March 2016 Notes yielded net proceeds of approximately $38,843 after deducting the placement agents’ fees and estimated expenses payable by the Company. The Company used the net proceeds from the offering to pay off a $10 million borrowing that had been used to redeem the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) in connection with the Company’s participation in the Small Business Lending Fund and to fund future growth of the Bank.

The issuance costs related to the March 2016 Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Notes.

For regulatory capital purposes, the June 2016 Notes and the March 2016 Notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly-owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 12 branches and one loan production office in the demographically attractive and growing Williamson, Rutherford and Davidson Counties within the Nashville metropolitan statistical area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our Company,” “the Company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy Bank), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

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

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value as of the date of the acquisition. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Company for loans with similar characteristics as those acquired other than purchased credit-impaired loans.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to securities available-for-sale. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017, and early adoption is allowed. The Company has not yet elected to adopt this ASU early, but management has considered early adoption. Had the Company adopted ASU 2016-09 during the quarter ended June 30, 2016, the impact to earnings would have been a decrease in income tax expense of approximately $509 for both the three and six months ended June 30, 2016, and the impact to diluted earnings per share would have been increases of $0.04 per share and $0.05 per share for the three and six months ended June 30, 2016, respectively.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses within this update is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial assets. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount of financial assets. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. Off-balance-sheet arrangements such as commitments to extend credit, guarantees, and standby letters of credit that are not considered derivatives under ASC 815 and are not unconditionally cancellable are also within the scope of this amendment. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $6,999 and $13,232 for the three and six months ended June 30, 2016, respectively, compared to $3,134 and $6,266 for the three and six months ended June 30, 2015. After the payment of preferred dividends on the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) pursuant to the Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and six months ended June 30, 2016 was $6,999 and $13,209, respectively, compared to $3,109 and $6,216 for the three and six months ended June 30, 2015. The primary reason for the increase in net earnings available to common shareholders for the three and six months ended June 30, 2016 was increased interest income on loans and investment securities compared with the same periods in 2015. The increase in loans was due to significant organic growth. The growth in the securities portfolio is primarily attributable to the capital leverage programs implemented during the second quarter of 2016 to utilize proceeds received from the issuance of subordinated notes at the end of the March 2016.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and six months ended June 30, 2016, totaled $19,934 and $39,210, respectively, compared to $13,327 and $25,484 for the same periods in 2015, an increase of $6,607 and $13,726, or 49.6% and 53.9%, between the respective periods. For the three and six months ended June 30, 2016, interest income increased $8,873 and $17,508, or 57.6% and 59.7%, respectively, due to growth in both the loan and investment securities portfolios. For the three and six months ended June 30, 2016, interest expense increased $2,266 and $3,782, or 108.6% and 98.1%, respectively, as a result of increases in interest-bearing deposits, FHLB advances and subordinated notes.

Interest-earning assets averaged $2,404,060 and $1,524,082 during the three months ended June 30, 2016 and 2015, respectively, an increase of $879,978, or 57.7%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 64.6%, and investment securities increased 52.2%, when comparing the three months ended June 30, 2016 with the same period in 2015. When comparing the three months ended June 30, 2016 and 2015, the yield on average interest earning assets, adjusted for tax equivalent yield increased 14 basis points to 4.20% compared to 4.06% for the same period during 2015. For the three months ended June 30, 2016, the tax equivalent yield on available for sale securities was 2.48%, and for the three months ended June 30, 2015, the yield on available for sale securities was 2.19%. For the three months ended June 30, 2016, the tax equivalent yield on held to maturity securities was 3.94%, and for the three months ended June 30, 2015, the yield on held to maturity securities was 2.77%. The primary driver for the increase in yields on securities for the three- and six-month period ended June 30, 2016 was the volume of tax-exempt municipal securities purchased during the past 12 months, which increased tax equivalent yields when comparing the three- and six-month periods in 2016 with the same periods in 2015.

Interest-bearing liabilities averaged $2,065,486 during the three months ended June 30, 2016, compared to $1,246,732 for the same period in 2015, an increase of $818,754, or 65.7%. Total average interest-bearing deposits grew $747,851, including increases in average money market deposits of $194,813 and average time deposits of $522,525 for the three-month period ended June 30, 2016, as compared to the same period during 2015. Rapid growth in the loan portfolio also resulted in increases in average Federal Home Loan Bank (“FHLB”) advances of $34,165 and subordinated notes and other borrowings of $38,973, when comparing the three months ended June 30, 2016 with the same period in 2015.

For the three month periods ended June 30, 2016 and 2015, the cost of average interest-bearing liabilities increased 18 basis points to 0.85% from 0.67%. The increase was primarily due to increases in the cost of funds for FHLB advances and subordinated notes and other borrowings.

Interest-earning assets averaged $2,290,583 and $1,438,195 during the six months ended June 30, 2016 and 2015, respectively, an increase of $852,388, or 59.3%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 63.0%, and investment securities increased 56.6%, when comparing the six months ended June 30, 2016 with the same period in 2015. When comparing the six months ended June 30, 2016 and 2015, the yield on average interest earning assets, adjusted for tax equivalent yield increased 14 basis points to 4.25% compared to 4.11% for the same period during 2015. For the six months ended June 30, 2016, the tax equivalent yield on available for sale securities was 2.52%, and for the six months ended June 30, 2015, the yield on available for sale securities was 2.24%. For the six months ended June 30, 2016, the tax equivalent yield on held to maturity securities was 4.03%, and for the six months ended June 30, 2015, the yield on held to maturity securities was 2.79%. The primary driver for the increase in yields on securities for the three- and six-month period ended June 30, 2016 was the volume of tax-exempt municipal securities purchased during the past 12 months, which increased tax equivalent yields when comparing the three- and six-month periods in 2016 with the same periods in 2015.

Interest-bearing liabilities averaged $1,965,527 during the six months ended June 30, 2016, compared to $1,189,860 for the same period in 2015, an increase of $775,667, or 65.2%. Total average interest-bearing deposits grew $717,371, including increases in money market deposits of $184,775 and average time deposits of $493,194 for the six-month period ended June 30, 2016, as compared to the same period during 2015. Rapid growth in the loan portfolio also resulted in increases in average FHLB advances of $33,947 and subordinated notes and other borrowings of $20,039, when comparing the six months ended June 30, 2016 with the same period in 2015.

For the six month periods ended June 30, 2016 and 2015, the cost of average interest-bearing liabilities increased 13 basis points to 0.78% from 0.65%. The increase was primarily due to increase in the cost of funds from subordinated notes and other borrowings.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2016 and 2015:

Average Balances—Yields & Rates(7)

(Dollars are in thousands)

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$1,497,556	$18,955	5.09%	$909,705	$12,173	5.37%
Securities available for sale (6)	662,867	4,087	2.48%	512,152	2,790	2.19%
Securities held to maturity	190,718	1,868	3.94%	48,676	336	2.77%
Certificates of deposit at other financial institutions	1,065	4	1.51%	250	2	3.21%
Federal funds sold and other (2)	51,854	170	1.32%	53,299	112	0.84%

TOTAL INTEREST EARNING ASSETS	$2,404,060	$25,084	4.20%	$1,524,082	$15,413	4.06%
Allowance for loan losses	(13,049)			(7,483)
All other assets	82,475			73,183

TOTAL ASSETS	$2,473,486			$1,589,782
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$280,961	$271	0.39%	$265,844	$261	0.39%
Money market	637,922	941	0.59%	443,085	630	0.57%
Savings	48,866	39	0.32%	33,471	38	0.46%
Time deposits	924,837	2,107	0.92%	402,335	984	0.98%
Federal Home Loan Bank advances	82,330	187	0.91%	48,165	81	0.67%
Federal funds purchased and other (3)	51,897	82	0.64%	53,832	92	0.69%
Subordinated Notes and other borrowings	38,973	725	7.48%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$2,065,486	$4,352	0.85%	$1,246,732	$2,086	0.67%

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
Demand deposits	200,849			157,511
Other liabilities	12,766			5,937
Total shareholders’ equity	194,385			179,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,473,486			$1,589,782
NET INTEREST SPREAD (4)			3.35%			3.39%
NET INTEREST INCOME		$20,732			$13,327
NET INTEREST MARGIN (5)			3.47%			3.51%

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$1,431,012	$36,714	5.16%	$877,749	$23,327	5.36%
Securities available for sale (6)	625,876	7,833	2.52%	460,458	5,111	2.24%
Securities held to maturity	174,278	3,496	4.03%	50,584	700	2.79%
Certificates of deposit at other financial institutions	655	7	2.15%	250	3	2.42%
Federal funds sold and other (2)	58,762	336	1.15%	49,154	198	0.81%

TOTAL INTEREST EARNING ASSETS	$2,290,583	$48,386	4.25%	$1,438,195	$29,339	4.11%
Allowance for loan losses	(12,508)			(7,262)
All other assets	82,481			71,276

TOTAL ASSETS	$2,360,556			$1,502,209
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$307,513	$597	0.39%	$283,398	$435	0.31%
Money market	603,503	1,810	0.60%	418,719	1,215	0.59%
Savings	47,338	81	0.34%	32,051	73	0.46%
Time deposits	864,778	3,947	0.92%	371,593	1,823	0.99%
Federal Home Loan Bank advances	69,665	296	0.85%	35,718	146	0.82%
Federal funds purchased and other (3)	52,691	168	0.64%	48,381	163	0.68%
Subordinated Notes and other borrowings	20,039	738	7.41%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$1,965,527	$7,637	0.78%	$1,189,860	$3,855	0.65%
Demand deposits	189,149			153,827
Other liabilities	11,499			5,919
Total shareholders’ equity	194,381			152,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,360,556			$1,502,209
NET INTEREST SPREAD (4)			3.47%			3.46%
NET INTEREST INCOME		$40,749			$25,484
NET INTEREST MARGIN (5)			3.58%			3.57%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.

(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates for 2015 exclude the effects of a tax-equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(7)	Averages balances are average daily balances. Yields and rates are annualized.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended June 30, 2016 versus June 30, 2015
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$7,825	$(1,043)	$6,782
Securities available for sale	819	478	1,297
Securities held to maturity	977	555	1,532
Certificates of deposit at other financial institutions	7	(5)	2
Federal funds sold and other	(4)	62	58

TOTAL INTEREST INCOME	$9,624	$47	$9,671

INTEREST EXPENSE
Deposits
Interest checking	$10	$—	$10
Money market accounts	279	32	311
Savings	18	(17)	1
Time deposits	1,261	(138)	1,123
Federal Home Loan Bank advances	57	49	106
Other borrowed funds	(4)	(6)	(10)
Subordinated Notes and other borrowings	725	—	725

TOTAL INTEREST EXPENSE	$2,346	$(80)	$2,266

NET INTEREST INCOME	$7,278	$127	$7,405

	Net change six months ended June 30, 2016 versus June 30, 2015
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$14,810	$(1,423)	$13,387
Securities available for sale	1,851	871	2,722
Securities held to maturity	1,721	1,075	2,796
Certificates of deposit at other financial institutions	5	(1)	4
Federal funds sold and other	39	99	138

TOTAL INTEREST INCOME	$18,426	$621	$19,047

INTEREST EXPENSE
Deposits
Interest checking	$40	$122	$162
Money market accounts	565	30	595
Savings	36	(28)	8
Time deposits	2,425	(301)	2,124
Federal Home Loan Bank advances	140	10	150
Other borrowed funds	15	(10)	5
Subordinated notes and other borrowings	738	—	738

TOTAL INTEREST EXPENSE	$3,959	$(177)	$3,782

NET INTEREST INCOME	$14,467	$798	$15,265

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

The provision for loan losses was $1,567 and $805 for the three months ended June 30, 2016 and 2015, respectively, and $2,703 and $1,430 for the six months ended June 30, 2016 and 2015, respectively. The higher provision for the three and six months ended June 30, 2016 compared to the same periods in 2015 is due primarily to the Company’s loan growth during the three and six months ended June 30, 2016, compared to the same periods in 2015. Nonperforming loans at June 30, 2016 totaled $1,612 compared to $3,286 at December 31, 2015, representing 0.1% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2016 was $4,626 and $7,711 compared to $2,851 and $6,066 for the same periods in 2015. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Service charges on deposit accounts	$46	$18	$28	155.6%
Other service charges and fees	767	690	77	11.2%
Net gains on sale of loans	2,309	1,463	846	57.8%
Wealth management	529	301	228	75.7%
Loan servicing fees, net	(4)	60	(64)	(106.7%)
Gain on sales and calls of investment securities, net	795	109	686	629.4%
Net gain on foreclosed assets	3	21	(18)	(85.7%)
Other	181	189	(8)	(4.2%)

Total non-interest income	$4,626	$2,851	$1,775	62.3%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Service charges on deposit accounts	$95	$34	$61	179.4%
Other service charges and fees	1,400	1,308	92	7.0%
Net gains on sale of loans	3,917	3,110	807	25.9%
Wealth management	897	587	310	52.8%
Loan servicing fees, net	38	103	(65)	(63.1%)
Gain on sales and calls of investment securities, net	1,105	524	581	110.9%
Net gain on foreclosed assets	6	27	(21)	(77.8%)
Other	253	373	(120)	(32.2%)

Total non-interest income	$7,711	$6,066	$1,645	27.1%

Service charges on deposit accounts for the three and six months ended June 30, 2016 increased $28 and $61, or 155.6% and 179.4%, from the same periods in 2015 due to changes made to the Company’s schedule of service charges and due to the reduction of the amount of service charges waived during 2016.

Net gain on sale of loans increased $846 and $807, or 57.8% and 25.9%, when comparing the three and six months ended June 30, 2016 to the same periods in 2015. The increase in both periods was primarily due to favorable mark-to-market pricing on mortgage loan derivatives, which is a component of net gains on sale of loans.

Wealth management income for the three and six months ended June 30, 2016 increased $228 and $310, or 75.7% and 52.8%, in comparison with the same periods in 2015. The increase was attributed to the growth in the client base and the assets under management in the wealth management division, as well as some improvement in the stock markets.

Net gain on sale of investment securities increased $686 and $581, or 629.4% and 110.9%, when comparing the three and six months ended June 30, 2016 with the same periods in 2015. The increase was primarily due to the gains on securities that were recognized in the second quarter of 2016, which were related to management selling a number of smaller securities, to consolidate the number of securities carried in the portfolio, and selling securities of two municipalities whose credit rating had fallen below management’s credit score limit.

Other non-interest income decreased by $8 and $120, or 4.2% and 32.2%, when comparing three and six months ended June 30, 2016 with the same periods 2015. The decrease for the six months ended June 30, 2016 is primarily attributed to the loss of $98 recorded on the sale of the Company’s real estate in downtown Murfreesboro, Tennessee during first quarter 2016. That compares with a gain of $15 being recorded in first six months of 2015 on the sale of three of the Company’s branch locations in Rutherford County, Tennessee.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2016 was $12,913 and $24,744, compared to $10,572 and $20,193 for the same periods in 2015. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Salaries and employee benefits	$7,603	$6,071	$1,532	25.2%
Occupancy and equipment	1,755	1,699	56	3.3%
FDIC assessment expense	405	216	189	87.5%
Marketing	188	198	(10)	(5.1%)
Professional fees	977	507	470	92.7%
Amortization of core deposit intangible	144	167	(23)	(13.8%)
Indirect expenses related to public offering	—	309	(309)	(100.0%)
Other	1,841	1,405	436	31.0%

Total non-interest expense	$12,913	$10,572	$2,341	22.1%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Salaries and employee benefits	$14,120	$11,752	$2,368	20.1%
Occupancy and equipment	3,562	3,278	284	8.7%
FDIC assessment expense	818	430	388	90.2%
Marketing	405	418	(13)	(3.1%)
Professional fees	2,071	866	1,205	139.1%
Amortization of core deposit intangible	293	339	(46)	(13.6%)
Indirect expenses related to public offering	—	326	(326)	(100.0%)
Other	3,475	2,784	691	24.8%

Total non-interest expense	$24,744	$20,193	$4,551	22.5%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s biggest variances for the three and six months ended June 30, 2016, in comparison with the same periods of 2015, were in salaries and employee benefits, occupancy and equipment, FDIC assessment expense, professional fees and other non-interest expense.

Salaries and employee benefits increased $1,532 and $2,368, or 25.2% and 20.1%, when comparing the three and six months ended June 30, 2016 with the same periods in 2015. The increases in both periods are primarily due to the Company’s staffing growth, which went from 218 full-time equivalent employees as of June 30, 2015, to 249 as of June 30, 2016, many of which were management level positions as the Company has worked to enhance its management team to properly oversee the Company’s growth. In addition to salaries, mortgage commissions increased $264 and $155 when comparing the three and six months ended June 30, 2016 with the same periods of 2015 due to the volume of loans closed during the first half of 2016. Stock-based compensation expense also increased $276 and $445 for the three and six months ended June 30, 2016 in comparison with the same periods in 2015. The Company also experienced growth in incentive expenses related to the Company’s financial performance.

Occupancy and equipment expense increased $56 and $284, or 3.3% and 8.7%, when comparing the three and six months ended June 30, 2016 with the same periods in 2015. The variance for the three months ended June 30, 2016 versus the three months ended June 30, 2015 is attributable to increases in building rent expense ($95) and leasehold improvement depreciation ($26), which were offset by decreases in other furniture and equipment expenses ($55), which includes depreciation on furniture and equipment. The variance when comparing the six months ended June 30, 2016 with the six months ended June 30, 2015 is attributable to increases in building rent expense ($223), software maintenance fees ($56) and leasehold improvement depreciation ($50), which were offset by decreases in other furniture and equipment expenses ($38). During the first quarter of 2016, the Company opened two new leased facilities – a new branch location in Nolensville, Tennessee and an expansion of its headquarters in downtown Franklin, Tennessee, the latter of which is leased from a related party of the Company and began leasing space for its loan production office in Nashville, Tennessee.

The Company’s FDIC assessment expense increased $189 and $388, or 87.5% and 90.2%, when comparing the three and six months ended June 30, 2016 with the same periods in 2015. The increases are primarily due to the year-over-year asset growth of the Company, on which FDIC assessments are calculated.

Professional fees increased $470 and $1,205, or 92.7% and 139.1%, when comparing the three and six months ended June 30, 2016 with the same periods in 2015. The increase for the three months ended June 30, 2016 and the same period in 2015 is due to increases in other professional fees ($188), merger-related expenses ($151), legal fees ($24) and accounting/audit fees ($90). The increase, when comparing the six months ended June 30, 2016 and 2015, is due to increases in other professional fees ($450), merger-related expenses ($302), legal fees ($146) and accounting/audit fees ($205). The increases in other professional fees are related to the design and implementation of subsidiaries (Franklin Synergy Risk Management, Inc., Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc.), a consulting engagement related to the Company’s core systems and related processes, and professional placement service fees for the hiring of key lending and management professionals.

For the three and six months ended June 30, 2016, other non-interest expenses increased $436 and $691, or 31.0% and 24.8%, from the same periods during 2015. The increase in other non-interest expense for the three months ended June 30, 2016 versus June 30, 2015 is attributed to increases in the following expense types: investor-related expenses ($64); insurance expense ($58); electronic banking expenses ($55); insurance loss reserves ($44); franchise taxes ($41); and regulatory expenses ($28). The increase in other non-interest expense for the six months ended June 30, 2016 versus June 30, 2015 is attributed to increases in the following expense types: insurance expense ($148); insurance loss reserves ($121); electronic banking expenses ($84); franchise taxes ($82); investor-related expenses ($78); regulatory expenses ($63); and loan-related expenses ($59).

Income Tax Expense

The Company recognized income tax expense for the three and six months ended June 30, 2016, of $3,081 and $6,242, respectively, compared to $1,667 and $3,661, respectively, for the three and six months ended June 30, 2015. The Company’s year-to-date income tax expense for the period ended June 30, 2016 reflects an effective income tax rate of 32.1% compared to 36.9% for the same period in 2015. The decrease in the effective tax rate resulted from the Company’s investments in tax-exempt municipal securities, from the establishment and funding of a real estate investment trust subsidiary of Franklin Synergy Bank in the first quarter of 2016, and from the establishment of a captive insurance subsidiary at the end of 2015.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets increased by $439,309, or 20.3%, from December 31, 2015 to June 30, 2016. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2016 and December 31, 2015 were $1,550,729 and $1,303,826, respectively, an increase of $246,903, or 18.9%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders over the last year to increase penetration in its primary markets, Williamson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	June 30, 2016		December 31, 2015
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Construction and land development	$438,850	28.3%	$372,767	28.5%
Commercial	440,777	28.4%	364,223	27.9%
Residential	317,771	20.5%	274,934	21.1%
Commercial and industrial	345,556	22.2%	283,888	21.7%
Consumer and other	5,718	0.4%	6,577	0.5%

Total loans—gross, excluding PCI loans	1,548,672	99.8%	1,302,389	99.7%

Total PCI loans	3,076	0.2%	3,913	0.3%

Total gross loans	1,551,748	100.0%	1,306,302	100.0%

Less: deferred loan fees, net	(1,019)		(2,476)
Allowance for loan losses	(14,253)		(11,587)

Total loans, net allowance for loan losses	$1,536,476		$1,292,239

As presented in the above table, gross loans increased 18.8% during the first six months of 2016, due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 18.3% with growth occurring in the construction and land development (17.7%), commercial real estate (21.0%) and residential real estate (15.6%) segments. The Company also experienced growth of 21.7% in the commercial and industrial segment during the first six months of 2016.

The discussion in the following paragraphs includes the PCI loans in the breakdown of the various categories of loans.

Real estate loans comprised 77.2% of the loan portfolio at June 30, 2016. The largest portion of the real estate segments as of June 30, 2016, was commercial real estate loans, which totaled 36.8% of real estate loans. Commercial real estate loans totaled $441,359 at June 30, 2016, and comprised 28.4% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled $438,930 at June 30, 2016, and comprised 36.3% of total real estate loans and 28.3% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $318,342 and comprised 26.6% of real estate loans and 20.5% of total loans at June 30, 2016.

Commercial and industrial loans totaled $347,399 at June 30, 2016 and grew 21.6% during the first six months of 2016. Loans in this classification comprised 22.4% of total loans at June 30, 2016. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at June 30, 2016, excluding unearned net fees and costs.

Loan Maturity Schedule

	June 30, 2016
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$245,457	$115,926	$77,547	$438,930
Commercial	18,739	145,068	277,552	441,359
Residential	23,065	97,050	198,227	318,342
Commercial and industrial	51,402	238,979	57,018	347,399
Consumer and other	3,404	2,031	283	5,718

Total	$342,067	$599,054	$610,627	$1,551,748

Fixed interest rate	$212,226	$309,456	$235,511	$757,193
Variable interest rate	129,841	289,598	375,116	794,555

Total	$342,067	$599,054	$610,627	$1,551,748

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,457,211	$14,128	0.97%	$1,198,891	$11,465	0.96%	$258,320	$2,663	1 bps
Non-PCI acquired loans (Note 1)	88,794	30	0.03%	99,328	—	—%	(10,534)	30	3 bps
Impaired loans	2,667	95	3.56%	4,170	113	2.71%	(1,503)	(18)	85 bps

Non-PCI loans	1,548,672	14,253	0.92%	1,302,389	11,578	0.89%	246,283	2,675	3 bps
PCI loans	3,076	—	—%	3,913	9	0.23%	(837)	(9)	-23 bps

Total loans	$1,551,748	$14,253	0.92%	$1,306,302	$11,587	0.89%	$245,446	$2,666	3 bps

Note 1:	Acquired loans that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of June 30, 2016, $30 in allowance for loan loss was recorded at June 30, 2016 related to the loans acquired from MidSouth.

At June 30, 2016, the allowance for loan losses was $14,253, compared to $11,587 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 0.92% and 0.89% at June 30, 2016 and December 31, 2015, respectively. Loan growth during the first six months of 2016 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Beginning balance	$11,587	$6,680
Loans charged-off:
Construction & land development	—	17
Commercial real estate	—	—
Residential real estate	—	—
Commercial & industrial	65	—
Consumer & other	16	88

Total loans charged-off	81	105
Recoveries on loans previously charged-off:
Construction & land development	—	8
Commercial real estate	—	—
Residential real estate	40	—
Commercial & industrial	—	—
Consumer & other	4	3

Total loan recoveries	44	11
Net recoveries (charge-offs)	(37)	(94)
Provision for loan losses charged to expense	2,703	1,430

Total allowance at end of period	$14,253	$8,016

Total loans, gross, at end of period (1)	$1,551,748	$963,867

Average gross loans (1)	$1,476,644	$862,071

Allowance to total loans	0.92%	0.83%

Net charge-offs (recoveries) to average loans, annualized	0.01%	0.02%

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

	June 30, 2016		December 31, 2015
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$3,627	25.5%	$3,186	27.5%
Commercial	3,867	27.1%	3,146	27.1%
Residential	2,052	14.4%	1,861	16.1%

Total real estate	9,546	67.0%	8,193	70.7%

Commercial and industrial	4,658	32.7%	3,358	29.0%
Consumer and other	49	0.3%	36	0.3%

	14,253	100.0%	11,587	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of June 30, 2016 totaled $1,493. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $119 that were past due 90 days or more and still accruing interest at June 30, 2016.

The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2016	December 31, 2015
Non-accrual loans	$1,493	$908
Past due loans 90 days or more and still accruing interest	119	2,378

Total non-performing loans	1,612	3,286
Foreclosed real estate (“OREO”)	200	200

Total non-performing assets	1,812	3,486
Total non-performing loans as a percentage of total loans	0.1%	0.3%
Total non-performing assets as a percentage of total assets	0.1%	0.2%
Allowance for loan losses as a percentage of non-performing loans	884%	353%

As of June 30, 2016, there were four loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	55.9%	1
Residential real estate	167	11.2%	2
Commercial & industrial	491	32.9%	1
Consumer	—	—%	—

Total non-accrual loans	$1,493	100.0%	4

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is intended to be structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest to do so. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $676,875 at June 30, 2016, compared to $575,838 at December 31, 2015, an increase of $101,037 or 17.5%. The increase in available-for-sale securities was primarily attributed to the securities purchased during the first six months of 2016 as part of the Company’s leveraging strategy to deploy capital from the issuance of subordinated notes at the end of the first and second quarters of 2016.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $232,656 at June 30, 2016, compared to $158,200 at December 31, 2015, an increase of $74,456, or 47.1%. The increase is attributable to securities that were purchased during the second quarter of 2016 as part of the Company’s leveraging strategy to deploy capital from the issuance of subordinated notes at the end of the first and second quarters of 2016.

The combined portfolios represented 34.9% and 33.9% of total assets at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $9,889 and $7,998 at June 30, 2016 and December 31, 2015, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $8,449 at June 30, 2016 compared to $7,640 at December 31, 2015, an increase of $809, or 10.6%. This increase was the result of adding leasehold improvements and furniture and equipment as needed in the normal course of business and related to the opening of the new Nolensville branch.

Assets Held for Sale

At June 30, 2016, the balance in assets held for sale was zero, compared with the balance of $1,640 at December 31, 2015. The Company’s College Street branch real estate in Murfreesboro, Tennessee was reclassified at December 31, 2015 as held for sale, since the property had been identified to be sold, and the sale of the property was probable at that time. The sale of the property settled on March 29, 2016, and a loss of $97 was realized as a result of the sale and was recorded in other noninterest income.

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

At June 30, 2016, total deposits were $2,249,735, an increase of $435,696, or 24.0%, compared to $1,814,039 at December 31, 2015. The growth in deposits is attributable to growth in brokered deposits, time deposits, money market deposits, and noninterest-bearing deposits.

Brokered deposits are an integral part of the Company’s funding strategy. Total brokered deposits increased 10.8% from $478,257 at December 31, 2015 to $529,877 at June 30, 2016, primarily due to the Company’s deposits acquired through its participation in the CDARS (Certificate of Deposit Account Registry Service) program, through which the Company provides additional FDIC insurance coverage to its customers by way of a reciprocal deposit program and through which it acquires brokered deposits as a source of funding.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the highest period of growth being during the first quarter of each calendar year. County deposits decreased $5,401, or 1.6%, from $327,766 at December 31, 2015 to $322,365 at June 30, 2016.

Time deposits excluding brokered deposits as of June 30, 2016, amounted to $748,441, compared to $470,284 as of December 31, 2015, an increase of $278,157, or 59.1%. The majority of the increase in time deposits is attributed to the Company’s addition of Local Government Investment Pool (LGIP) deposits during the first half of 2016, which have become a component of the Company’s funding strategy. As of June 30, 2016, the Company’s LGIP deposits amounted to $320,000, compared with $120,000 of those deposits at December 31, 2015.

Noninterest-bearing checking deposits grew $52,293, or 29.6%, and money market accounts increased $55,756, or 26.8%. Non-public funds interest checking accounts decreased $3,614, or 3.2%, respectively when comparing deposit balances from June 30, 2016 with balances at December 31, 2015.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

June 30, 2016
Three months or less	$366,176
Three through six months	61,945
Six through twelve months	60,922
Over twelve months	128,150

Total	$617,193

Federal Funds Purchased and Repurchase Agreements

As of June 30, 2016, the Company had $8 in federal funds purchased from correspondent banks compared to $39,825 outstanding as of December 31, 2015. Securities sold under agreements to repurchase had an outstanding balance of $36,664 as of June 30, 2016, compared to $61,261 as of December 31, 2015. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At June 30, 2016 and at December 31, 2015, advances totaled $52,000 and $57,000, respectively. The Company paid off $5,000 in FHLB advances in the second quarter of 2016 when one of its advances matured.

At June 30, 2016, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2017	10,000	1.27%
2018	7,000	1.61%
2019	35,000	1.30%

Total	$52,000	1.33%

Subordinated Notes

On March 31, 2016, the Company issued $40,000 in aggregate principal amount of fixed-to-floating rate subordinated Notes due 2026 (the “March 2016 Notes”) in a public offering to accredited institutional investors. The March 2016 Notes will mature on March 30, 2026 unless redeemed prior to that date. The Company may redeem the March 2016 Notes in whole or in part on or after March 30, 2021, and in whole, but not in part, at any time within 90 days following a “Regulatory Capital Treatment Event”, as defined in the Supplemental Indenture governing the March 2016 Notes. The redemption price for any redemption will be 100% of the principal amount of the March 2016 Notes, plus unpaid interest, if any, accrued to but excluding the date of redemption. Any early redemption of the March 2016 Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the March 2016 Notes.

The March 2016 Notes initially bear interest at 6.875% per year, payable semi-annually in arrears on March 30 and September 30 of each year, beginning on September 30, 2016, and going through March 29, 2021. Thereafter, the March 2016 Notes will bear interest at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus a spread of 5.636%, with interest payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, beginning on June 30, 2021.

The sale of the March 2016 Notes initially yielded net proceeds of approximately $38,843 after deducting the placement agents’ fees and estimated expenses payable by the Company. The Company used the net proceeds from the offering to pay off a $10 million borrowing, which had been used to redeem the shares of Series A Preferred Stock issued to Treasury in connection with the Company’s participation in the SBLF, and to fund future growth of the Bank.

The estimated issuance costs related to the March 2016 Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Notes.

On June 30, 2016, the Company issued $20,000 in aggregate principal amount of fixed-to-floating rate subordinated Notes due 2026 (the “June 2016 Notes”) in a private offering to certain institutional accredited investors. The June 2016 Notes have a stated maturity of July 1, 2026, and bear interest at a fixed rate of 7.00% per year, from and including June 30, 2016 through June 30, 2021, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears on January 1 and July 1 of each year beginning on January 1, 2017. Beginning July 1, 2021 through the maturity date or an early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month LIBOR rate plus 6.04%, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The June 2016 Notes are redeemable, in whole or in part, on or after July 1, 2021 and at any time upon the occurrence of certain events set forth in the June 2016 Notes.

The June 2016 Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Rule 506 of Regulation D thereunder.

The June 2016 Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries and are not subject to redemption at the option of the holder. Prior to July 1, 2021, the Company may redeem the June 2016 Notes, in whole at any time, or in part from time to time, only under certain limited circumstances set forth in the June 2016 Notes. On or after July 1, 2021, the Company may redeem the June 2016 Notes at its option, in whole at any time, or in part on any interest payment date. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the June 2016 Notes being redeemed, together with any accrued and unpaid interest on the June 2016 Notes being redeemed up to the date of redemption.

Principal and interest on the June 2016 Notes are subject to acceleration only in limited circumstances. The June 2016 Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness and equal with the Company’s previously issued and outstanding March 2016 Notes, initially issued in the aggregate principal amount of $40,000 pursuant to that certain Indenture and that certain Supplemental Indenture, each by and between the Company and U.S. Bank National Association, as Trustee, and each dated March 31, 2016.

The sale of the March 2016 Notes initially yielded net proceeds of approximately $19,660 after deducting the estimated expenses payable by the Company. The net proceeds from the offering of the June 2016 Notes were used to inject capital into the Bank to fund future growth.

The issuance costs related to the June 2016 Notes have not yet been fully determined but have been estimated at $340 and will be amortized as interest expense over the ten-year term of the June 2016 Notes.

For regulatory capital purposes, the March 2016 Notes and the June 2016 Notes are treated as Tier 2 capital, subject to certain limitations and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of the consolidated financial statements.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of June 30, 2016, $676,875 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $232,656 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $818,330 of the total $909,531 investment securities portfolio on hand at June 30, 2016, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

As of June 30, 2016, the Company’s shareholders’ equity was $204,276, as compared with $188,816 as of December 31, 2015. The increase in shareholders’ equity was due to the Company’s earnings of $13,232 in the first six months of 2016, the increase in accumulated other comprehensive income of $10,009, exercises of the Company’s warrants and stock options of $1,020, and $1,222 related to the Company’s share-based compensation. These were offset by a $10,000 reduction in preferred stock due to the Company’s redemption of the Series A Preferred Stock related to the SBLF on March 25, 2016.

On March 26, 2015, The Company commenced an initial public stock offering and began trading on the New York Stock Exchange under the ticker symbol “FSB.” In the offering, the Company issued 2,640,000 shares of its common stock at a price of $21.00 per share. The initial public offering was completed during March 2015. Net proceeds were as follows:

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At June 30, 2016, the Company had unfunded loan commitments outstanding of $56,029, unused lines of credit of $399,571, and outstanding standby letters of credit of $21,471.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015
Total shareholders’ equity	$204,276	$191,910	$188,816	$187,610	$177,081
Less: Preferred stock	—	—	10,000	10,000	10,000

Total common shareholders’ equity	204,276	191,910	178,816	177,610	167,081
Common shares outstanding	10,689,481	10,586,592	10,571,377	10,524,630	10,502,671

Book value per share	$19.11	$18.13	$16.92	$16.88	$15.91

Total shareholders’ equity	$204,276	$191,910	$188,816	$187,610	$177,081
Less: Preferred stock	—	—	10,000	10,000	10,000

Total common shareholders’ equity	204,276	191,910	178,816	177,610	167,081
Less: Goodwill and other intangibles	10,916	11,070	11,231	11,373	11,538

Tangible common shareholders’ equity	$193,360	$180,840	$167,585	$166,237	$155,543
Common shares outstanding	10,689,481	10,586,592	10,571,377	10,524,630	10,502,671

Tangible book value per share	$18.09	$17.08	$15.85	$15.80	$14.81

Average total shareholders’ equity	194,385	194,383	188,460	181,540	179,602
Less: Average preferred stock	—	9,231	10,000	10,000	10,000
Less: Average goodwill and other intangibles	11,006	11,165	11,309	11,469	11,643

Average tangible common shareholders’ equity	$183,379	$173,987	$167,151	$160,071	$157,959

Net income available to common shareholders	$6,999	$6,210	$4,639	$5,125	$3,109
Average tangible common equity	183,379	173,987	167,151	160,071	157,959

Return on average tangible common equity	15.35%	14.36%	11.01%	12.70%	7.89%

Efficiency Ratio:
Net interest income	$19,934	$19,276	$17,195	$16,736	$13,327
Noninterest income	4,626	3,085	2,992	3,798	2,851

Operating revenue	24,560	22,361	20,187	20,534	16,178
Expense
Total noninterest expense	12,913	11,831	11,094	10,853	10,572

Efficiency ratio	52.58%	52.91%	54.96%	52.85%	65.35%

Annualized interest and fees on loans(1)	$76,136	$71,358	$61,506	$58,495	$48,826
Average loans	1,497,556	1,364,467	1,232,218	1,044,520	909,705

Yield on loans	5.08%	5.23%	4.99%	5.60%	5.37%

Annualized accretion income on acquired loans	$1,108	$1,447	$1,409	$4,374	$2,893
Less: Effect of accretion income on acquired loans	(0.07%)	(0.11%)	(0.11%)	(0.42%)	(0.32%)

Adjusted yield on loans	5.01%	5.12%	4.88%	5.18%	5.05%

(1)	This item does not include tax-equivalent adjustments.

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015
Annualized net interest income(1)	$80,174	$77,528	$68,219	$66,398	$53,454
Average earning assets	2,404,060	2,177,905	2,009,481	1,846,372	1,524,082

Net interest margin	3.33%	3.56%	3.39%	3.60%	3.51%

Annualized accretion income on acquired loans	$1,108	$1,447	$1,409	$4,374	$2,893

Less: Effect of accretion income on acquired loans	(0.05%)	(0.07%)	(0.07%)	(0.24%)	(0.19%)

Annualized premium amortization of acquired deposits	$—	$—	$—	$4	$100

Less: Effect of premium amortization of acquired deposits	(0.00%)	(0.00%)	(0.00%)	(0.00%)	(0.01%)

Adjusted net interest margin	3.28%	3.49%	3.32%	3.36%	3.31%

(1)	This item does not include tax-equivalent adjustments.

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015
Income Statement Data ($):
Interest income	24,286	22,561	20,081	19,301	15,413
Interest expense	4,352	3,285	2,886	2,565	2,086
Net interest income	19,934	19,276	17,195	16,736	13,327
Provision for loan losses	1,567	1,136	1,876	1,724	805
Noninterest income	4,626	3,085	2,992	3,798	2,851
Noninterest expense	12,913	11,831	11,094	10,853	10,572
Net Income before taxes	10,080	9,394	7,217	7,957	4,801
Provision for taxes	3,081	3,161	2,553	2,807	1,667
Net income	6,999	6,233	4,664	5,150	3,134
Earnings before interest and taxes	14,432	12,679	10,103	10,522	6,887
Net income available to common shareholders	6,999	6,210	4,639	5,125	3,109
Earnings per share, basic	0.66	0.59	0.44	0.49	0.30
Earnings per share, diluted	0.62	0.56	0.41	0.46	0.28
Profitability (%)
Return on average assets	1.14	1.12	0.89	1.07	0.79
Return on average equity	14.48	12.90	9.82	11.25	7.00
Return on average tangible common equity	15.35	14.36	11.01	12.70	7.89
Efficiency ratio	52.58	52.91	54.95	52.85	65.35
Net Interest margin (1)	3.33	3.56	3.39	3.60	3.51
Balance Sheet Data ($):
Loans (including HFS)	1,567,537	1,433,623	1,317,905	1,138,492	979,033
Loan loss reserve	14,253	12,676	11,587	9,744	8,016
Cash	72,050	62,054	52,394	47,658	43,413
Securities	909,531	746,781	734,038	756,554	681,999
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets	1,792	1,946	2,107	2,249	2,414
Assets	2,607,101	2,300,094	2,167,792	2,002,538	1,766,752
Deposits	2,249,735	1,953,573	1,814,039	1,714,594	1,491,986
Liabilities	2,402,825	2,108,184	1,978,976	1,814,928	1,589,671
Total equity	204,276	191,910	188,816	187,610	177,081
Common equity	204,276	191,910	178,816	177,610	167,081
Tangible common equity	193,360	180,840	167,585	166,237	155,543
Asset Quality (%)
Nonperforming loans/ total loans (2)	0.10	0.12	0.25	0.07	0.10
Nonperforming assets / total loans(2) + foreclosed assets	0.12	0.14	0.27	0.09	0.12
Loan loss reserve / loans(2)	0.92	0.89	0.89	0.87	0.83
Net charge-offs / average loans	0.00	0.01	0.01	0.00	0.04
Capital (%)
Tangible common equity to tangible assets	7.45	7.90	7.77	8.35	8.86
Leverage ratio	7.33	7.69	8.48	8.90	10.38
Common equity Tier 1 ratio	9.22	9.60	10.08	11.03	12.52
Tier 1 risk-based capital ratio	9.22	9.60	10.51	11.52	13.09
Total risk-based capital ratio	12.93	12.49	11.21	12.18	13.74

(1)	Net interest margins shown in the table above do not include tax-equivalent adjustments.
(2)	Total loans in this ratio exclude loans held for sale.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the effectiveness of our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act; or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended June 30, 2016, net interest income was estimated to decrease 1.07% and 4.44% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 5.12% and 15.23% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of June 30, 2016.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	59,143	-10,629	-15.23%
-100	66,197	-3,575	-5.12%
Base	69,772	—	0.00%
+100	69,029	-744	-1.07%
+200	66,672	-3,100	-4.44%
+300	64,039	-5,734	-8.22%
+400	61,324	-8,449	-12.11%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, as supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, other than the additional disclosure of the risk factors listed below.

The Rights of Our Common Shareholders Are Subordinate to the Rights of the Holders of Our Debt Securities and May Be Subordinate to the Holders of Any Class of Preferred Stock That We May Issue in the Future

On March 31, 2016, we completed the public offering of $40,000,000 aggregate principal amount of fixed-to-floating rate subordinated Notes due 2026 (the “March 2016 Notes”). The net proceeds from the offering of the March 2016 Notes was used, in part, to pay down a line of credit, which we used on March 25, 2016 to redeem 10,000 outstanding shares of our Series A Preferred Stock issued to the Treasury pursuant to our participation in the Small Business Lending Fund program.

On June 30, 2016, we completed the private offering of $20,000,000 aggregate principal amount of fixed-to-floating rate subordinated Notes due 2026 (the “June 2016 Notes”). The net proceeds from the offering of the June 2016 Notes were used to inject capital into Franklin Synergy Bank, the Company’s primary subsidiary, to fund growth and for other corporate purposes.

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

The Amount of Interest Payable on the March 2016 Notes Will Vary Beginning on March 30, 2021

The interest rate on the March 2016 Notes will vary beginning on March 30, 2021. From and including the date of issuance of the March 2016 Notes, to but excluding March 30, 2021, the March 2016 Notes will bear interest at an initial rate of 6.875% per annum. From and including March 30, 2021 and thereafter, the March 2016 Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination, plus a spread of 5.636%. If interest rates rise, the cost of the March 2016 Notes may increase, thereby negatively affecting our net income.

The Amount of Interest Payable on the June 2016 Notes Will Vary Beginning on July 1, 2021

The interest rate on the June 2016 Notes will vary beginning on July 1, 2021. From and including the date of issuance of the June 2016 Notes, to and including June 30, 2021, the June 2016 Notes will bear interest at an initial rate of 7.00% per annum. From and including July 1, 2021 and thereafter, the June 2016 Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination, plus a spread of 6.04%. If interest rates rise, the cost of the June 2016 Notes may increase, thereby negatively affecting our net income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the second quarter of 2016 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
04/19/2016	3,640	Options Exercised	$11.75	$42,770.00
	1,230	Options Exercised	$10.00	$12,300.00
	86	Options Exercised	$13.00	$1,118.00
	34	Options Exercised	$13.50	$459.00
05/05/2016	4,443	Options Exercised	$10.00	$44,430.00
	3,194	Options Exercised	$10.00	$31,940.00
	3,281	Options Exercised	$10.00	$32,810.00
	23,250	Options Exercised	$10.00	$232,500.00
	513	Options Exercised	$10.50	$5,386.50
	1,750	Options Exercised	$10.50	$18,375.00
05/12/2016	6,389	Options Exercised	$8.57	$54,753.73
05/13/2016	1,217	Options Exercised	$10.00	$12,170.00
	1,376	Options Exercised	$10.50	$14,448.00
	1,885	Options Exercised	$12.00	$22,620.00
	558	Options Exercised	$13.00	$7,254.00
	379	Options Exercised	$13.50	$5,116.50
05/17/2016	67	Options Exercised	$20.69	$1,386.23
05/31/2016	8,386	Options Exercised	$20.75	$174,009.50
	2,614	Options Exercised	$20.75	$54,240.50
06/01/2016	200	Options Exercised	$8.57	$1,714.00
06/02/2016	2,000	Options Exercised	$10.00	$20,000.00
06/03/2016	344	Options Exercised	$10.50	$3,612.00

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
	628	Options Exercised	$12.00	$7,536.00
06/03/2016	279	Options Exercised	$13.00	$3,627.00
06/06/2016	172	Options Exercised	$13.00	$2,236.00
	119	Options Exercised	$13.50	$1,606.50
	62	Options Exercised	$20.69	$1,282.78
06/07/2016	652	Options Exercised	$8.57	$5,587.64
06/08/2016	2,000	Options Exercised	$10.50	$21,000.00
06/09/2016	500	Options Exercised	$10.00	$5,000.00
	487	Options Exercised	$10.00	$4,870.00
	942	Options Exercised	$11.75	$11,068.50
	459	Options Exercised	$10.00	$4,590.00
	549	Options Exercised	$10.50	$5,764.50
	735	Options Exercised	$12.00	$8,820.00
	178	Options Exercised	$13.00	$2,314.00
	123	Options Exercised	$13.50	$1,660.50
	63	Options Exercised	$20.69	$1,303.47
06/30/2016	600	Options Exercised	$13.00	$7,800.00
	349	Options Exercised	$13.50	$4,711.50
	355	Options Exercised	$20.69	$7,344.95
04/27/2016	500	Warrants Exercised	$12.00	$6,000.00
05/11/2016	125	Warrants Exercised	$12.00	$1,500.00

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Bank Merger, dated May 9, 2016, among Civic Bank & Trust, Franklin Financial Network, Inc. and Franklin Synergy Bank (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

4.1	Form of 7.00% Fixed-to-Floating Rate Subordinated Note Due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016)

10.1	Form of Employment Agreement by and between the Company and Sarah Meyerrose (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2016)

10.2	Form of Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement by and between the Company and Sarah Meyerrose (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2016)

10.3	Form of Subordinated Note Purchase Agreement, dated as of June 30, 2016, by and among Franklin Financial Network, Inc. and the several purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016.)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

August 9, 2016	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment No. 1 to the Agreement and Plan of Reorganization and Bank Merger, dated May 9, 2016, among Civic Bank & Trust, Franklin Financial Network, Inc. and Franklin Synergy Bank (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

4.1	Form of 7.00% Fixed-to-Floating Rate Subordinated Note Due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016)

10.1	Form of Employment Agreement by and between the Company and Sarah Meyerrose (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2016)

10.2	Form of Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement by and between the Company and Sarah Meyerrose (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2016)

10.3	Form of Subordinated Note Purchase Agreement, dated as of June 30, 2016, by and among Franklin Financial Network, Inc. and the several purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016.)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith