Form 10-Q
period 2016-09-30
Franklin Financial Network Inc.
filed 2016-11-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 31, 2016, was 10,758,458.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from financial institutions	$55,749	$52,394
Certificates of deposit at other financial institutions	1,055	250
Securities available for sale	670,756	575,838
Securities held to maturity (fair value 2016—$243,946 and 2015—$161,969)	235,050	158,200
Loans held for sale, at fair value	26,819	14,079
Loans	1,654,058	1,303,826
Allowance for loan losses	(15,590)	(11,587)

Net loans	1,638,468	1,292,239

Restricted equity securities, at cost	11,829	7,998
Premises and equipment, net	8,796	7,640
Accrued interest receivable	7,871	7,299
Bank owned life insurance	23,105	22,619
Deferred tax asset	5,590	9,430
Assets held for sale	—	1,640
Foreclosed assets	—	200
Servicing rights, net	3,566	3,455
Goodwill	9,124	9,124
Core deposit intangible, net	1,612	2,043
Other assets	3,805	3,344

Total assets	$2,703,195	$2,167,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$232,118	$176,742
Interest bearing	1,985,836	1,637,297

Total deposits	2,217,954	1,814,039
Federal funds purchased and repurchase agreements	45,843	101,086
Federal Home Loan Bank advances	162,000	57,000
Subordinated notes, net of issuance costs	58,292	—
Accrued interest payable	1,399	644
Other liabilities	8,063	6,207

Total liabilities	2,493,551	1,978,976
Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, Series A, no par value, $1,000 liquidation value per share, 10,000 shares authorized; no shares outstanding at September 30, 2016 and 10,000 shares issued and outstanding at December 31, 2015	—	10,000
Common stock, no par value; 20,000,000 shares authorized; 10,757,483 and 10,571,377 shares issued and outstanding at September 30, 2016 and December 31 2015, respectively	150,852	147,784
Retained earnings	51,591	31,352
Accumulated other comprehensive income (loss)	7,201	(320)

Total shareholders’ equity	209,644	188,816

Total liabilities and shareholders’ equity	$2,703,195	$2,167,792

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income and dividends
Loans, including fees	$20,192	$14,744	$56,864	$38,071
Securities:
Taxable	3,889	3,462	11,402	9,084
Tax-exempt	1,457	966	3,776	1,155
Dividends on restricted equity securities	133	100	354	250
Federal funds sold and other	53	29	175	80

Total interest income	25,724	19,301	72,571	48,640

Interest expense
Deposits	3,683	2,417	10,118	5,963
Federal funds purchased and repurchase agreements	69	69	237	232
Federal Home Loan Bank advances	215	79	511	225
Subordinated notes and other borrowings	1,082	—	1,820	—

Total interest expense	5,049	2,565	12,686	6,420

Net interest income	20,675	16,736	59,885	42,220
Provision for loan losses	1,392	1,724	4,095	3,154

Net interest income after provision for loan losses	19,283	15,012	55,790	39,066

Noninterest income
Service charges on deposit accounts	44	44	139	78
Other service charges and fees	845	679	2,245	1,987
Net gains on sale of loans	2,942	2,463	6,859	5,573
Wealth management	446	327	1,343	914
Loan servicing fees, net	(40)	84	(2)	187
Gain on sale or call of securities	430	5	1,535	529
Net gain on sale of foreclosed assets	30	3	36	30
Other	179	193	432	566

Total noninterest income	4,876	3,798	12,587	9,864

Noninterest expense
Salaries and employee benefits	7,979	6,208	22,099	17,960
Occupancy and equipment	2,001	1,683	5,563	4,961
FDIC assessment expense	570	362	1,388	792
Marketing	206	277	611	695
Professional fees	935	516	3,006	1,382
Amortization of core deposit intangible	138	160	431	499
Indirect expenses related to public offering	—	—	—	314
Other	1,879	1,647	5,354	4,443

Total noninterest expense	13,708	10,853	38,452	31,046

Income before income tax expense	10,451	7,957	29,925	17,884
Income tax expense	3,421	2,807	9,663	6,468

Net income	7,030	5,150	20,262	11,416
Dividends paid on Series A preferred stock	—	(25)	(23)	(75)

Net income available to common shareholders	$7,030	$5,125	$20,239	$11,341

Earnings per share:
Basic	$0.66	$0.49	$1.90	$1.17
Diluted	0.62	0.46	1.80	1.12

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and Nine Months Ended September 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,030	$5,150	$20,262	$11,416
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	(3,664)	7,871	13,910	4,006
Reclassification adjustment for gains included in net income	(430)	(5)	(1,535)	(529)

Net unrealized gains (losses)	(4,094)	7,866	12,375	3,477
Tax effect	1,606	(3,090)	(4,854)	(1,401)

Total other comprehensive income (loss)	(2,488)	4,776	7,521	2,076

Comprehensive income	$4,542	$9,926	$27,783	$13,492

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity
		Shares	Amount
Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$121,799
Exercise of common stock options	—	80,331	780	—	—	780
Exercise of common stock warrants	—	4,970	60	—	—	60
Dividends paid on Series A preferred stock	—	—	—	(75)	—	(75)
Issuance of restricted stock, net of forfeitures	—	28,229	—	—	—	—
Stock based compensation expense, net of restricted share forfeitures	—	—	619	—	—	619
Stock issued related to initial public offering, net of stock issuance costs	—	2,640,000	50,423	—	—	50,423
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	14,689	365	—	—	365
Excess tax benefit from exercise of stock options	—	—	147	—	—	147
Net income	—	—	—	11,416	—	11,416
Other comprehensive income	—	—	—	—	$2,076	2,076

Balance at September 30, 2015	$10,000	10,524,630	$146,645	$26,713	$4,252	$187,610

Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$188,816
Exercise of common stock options, net	—	152,003	1,357			1,357
Exercise of common stock warrants	—	6,575	79			79
Redemption of Series A preferred stock	(10,000)	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	(23)
Stock based compensation expense, net of restricted share forfeitures	—	34,480	1,201	—	—	1,201
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	(6,952)	(185)	—	—	(185)
Excess tax benefit from restricted stock vesting	—	—	94	—	—	94
Excess tax benefit from exercise of stock options	—	—	522	—	—	522
Net income	—	—	—	20,262	—	20,262
Other comprehensive income	—	—	—	—	7,521	7,521

Balance at September 30, 2016	$—	10,757,483	$150,852	$51,591	$7,201	$209,644

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$20,262	$11,416
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	986	996
Accretion of purchase accounting adjustments	(488)	(1,551)
Net amortization of securities	5,428	3,426
Amortization of loan servicing right asset	905	644
Amortization of core deposit intangible	431	499
Amortization of debt issuance costs	79	—
Provision for loan losses	4,095	3,154
Deferred income tax benefit	(1,015)	(567)
Origination of loans held for sale	(260,598)	(236,831)
Proceeds from sale of loans held for sale	253,701	245,194
Net gain on sale of loans	(6,859)	(5,573)
Gain on sale of available for sale securities	(1,535)	(380)
Gain on call of held to maturity securities	—	(149)
Income from bank owned life insurance	(486)	(444)
Net gain on foreclosed assets	(36)	(30)
Loss on sale of assets held for sale	98	—
Stock-based compensation	1,201	619
Compensation expense related to common stock issued to 401(k) plan	404	356
Deferred gain on sale of loans	(46)	(27)
Net change in:
Accrued interest receivable and other assets	(1,033)	(3,986)
Accrued interest payable and other liabilities	2,261	2,190

Net cash from operating activities	17,755	18,956
Cash flows from investing activities
Securities available for sale :
Sales	74,203	52,064
Purchases	(223,432)	(467,067)
Maturities, prepayments and calls	64,502	187,222
Securities held to maturity :
Purchases	(92,646)	(88,550)
Maturities, prepayments and calls	14,088	9,394
Net change in loans	(349,944)	(335,238)
Purchase of bank owned life insurance	—	(10,344)
Proceeds from sale of assets held for sale	1,542	4,080
Purchase of restricted equity securities	(3,831)	(2,342)
Proceeds from sale of foreclosed assets	336	531
Purchases of premises and equipment, net	(2,142)	(692)
Increase in certificates of deposits at other financial institutions	(805)	—

Net cash from investing activities	(518,129)	(650,942)
Cash flows from financing activities
Increase in deposits	403,915	542,422
Decrease in federal funds purchased and repurchase agreements	(55,243)	(1,460)
Proceeds from Federal Home Loan Bank advances	305,000	157,000
Repayment of Federal Home Loan Bank advances	(200,000)	(119,000)
Proceeds from other borrowings	10,000	—
Repayment of other borrowings	(10,000)	—
Proceeds from issuance of subordinated notes, net of issuance costs	58,213	—
Proceeds from exercise of common stock warrants	79	60
Proceeds from exercise of common stock options, including excess tax benefit	1,879	927
Excess tax benefit from restricted stock vesting	94	—
Proceeds from issuance of common stock, net of offering costs	—	50,423
Divestment of common stock issued to 401(k) plan	(185)	—
Redemption of Series A preferred stock	(10,000)	—
Dividends paid on preferred stock	(23)	(75)

Net cash from financing activities	503,729	630,297

Net change in cash and cash equivalents	3,355	(1,689)
Cash and cash equivalents at beginning of period	52,394	49,347

Cash and cash equivalents at end of period	$55,749	$47,658

Supplemental information:
Interest paid	$11,931	$6,254
Income taxes paid	9,650	6,339

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

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government sponsored entities and agencies	$3,000	$138	$—	$3,138
Mortgage-backed securities: residential	546,805	10,346	(354)	556,797
Mortgage-backed securities: commercial	19,526	233	—	19,759
State and political subdivisions	89,576	1,820	(334)	91,062

Total	$658,907	$12,537	$(688)	$670,756

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$6,792	$72	$(47)	$6,817
Mortgage-backed securities: residential	502,916	2,386	(4,347)	500,955
Mortgage-backed securities: commercial	19,993	22	(180)	19,835
State and political subdivisions	46,664	1,570	(3)	48,231

Total	$576,365	$4,050	$(4,577)	$575,838

The amortized cost and fair value of the securities held to maturity portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2016
U.S. government sponsored entities and agencies	$203	$7	$—	$210
Mortgage backed securities: residential	112,071	1,014	(124)	112,961
State and political subdivisions	122,776	7,999	—	130,775

Total	$235,050	$9,020	$(124)	$243,946

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2015
U.S. government sponsored entities and agencies	$3,300	$11	$(72)	$3,239
Mortgage backed securities: residential	30,398	410	(408)	30,400
State and political subdivisions	124,502	3,841	(13)	128,330

Total	$158,200	$4,262	$(493)	$161,969

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$11,939	$19,776	$74,203	$54,064
Gross gains	430	$95	1,920	485
Gross losses	—	(90)	(385)	(105)

The proceeds from calls of securities held to maturity that were called at a price in excess of par value and the associated gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$—	—	$—	$2,300
Gross gains	—	—	—	149
Gross losses	—	—	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2016
	Amortized Cost	Fair Value
Available for sale
Over one year through five years	$3,000	$3,138
Over ten years	89,576	91,062
Mortgage-backed securities: residential	546,805	556,797
Mortgage-backed securities: commercial	19,526	19,759

Total	$658,907	$670,756

Held to maturity
Over one year through five years	$706	$750
Over five years through ten years	5,073	5,351
Over ten years	117,200	124,884
Mortgage-backed securities: residential	112,071	112,961

Total	$235,050	$243,946

Securities pledged at September 30, 2016 and December 31, 2015 had a carrying amount of $742,828 and $595,524, respectively, and were pledged to secure public deposits and repurchase agreements.

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Available for sale
Mortgage-backed securities: residential	$36,585	$(269)	$13,659	$(85)	$50,244	$(354)
State and political subdivisions	43,314	(334)	—	—	43,314	(334)

Total available for sale	$79,899	$(603)	$13,659	$(85)	$93,558	$(688)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$19,200	$(54)	$3,826	$(70)	$23,026	$(124)

Total held to maturity	$19,200	$(54)	$3,826	$(70)	$23,026	$(124)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for sale
U.S. government sponsored entities and agencies	$2,703	$(47)	$—	$—	$2,703	$(47)
Mortgage-backed securities: residential	313,570	(3,691)	23,319	(656)	336,889	(4,347)
Mortgage-backed securities: commercial	15,980	(180)	—	—	15,980	(180)
State and political subdivisions	716	(3)	—	—	716	(3)

Total available for sale	$332,969	$(3,921)	$23,319	$(656)	$356,288	$(4,577)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,957	$(43)	$971	$(29)	$2,928	$(72)
Mortgage-backed securities: residential	9,788	(97)	5,481	(311)	15,269	(408)
State and political subdivisions	3,351	(13)	—	—	3,351	(13)

Total held to maturity	$15,096	$(153)	$6,452	$(340)	$21,548	$(493)

Unrealized and unrecognized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS

Loans at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Loans that are not PCI loans
Construction and land development	$474,255	$372,767
Commercial real estate:
Nonfarm, nonresidential	403,382	353,268
Other	26,866	10,955
Residential real estate:
Closed-end 1-4 family	228,672	162,933
Other	142,374	112,001
Commercial and industrial	372,784	283,888
Consumer and other	3,458	6,577

Loans before net deferred loan fees	1,651,791	1,302,389
Deferred loan fees, net	(820)	(2,476)

Total loans that are not PCI loans	1,650,971	1,299,913

PCI loans
Construction and land development	$81	$78
Commercial real estate:
Nonfarm, nonresidential	576	1,460
Other	—	—
Residential real estate:
Closed-end 1-4 family	497	562
Other	—	1
Commercial and industrial	1,933	1,812
Consumer and other	—	—

Total PCI loans	3,087	3,913

Allowance for loan losses	(15,590)	(11,587)

Total loans, net of allowance for loan losses	$1,638,468	$1,292,239

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2016 and 2015:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253
Provision for loan losses	427	43	451	455	16	1,392
Loans charged-off	(11)	—	(40)	—	(19)	(70)
Recoveries	—	—	13	—	2	15

Total ending allowance balance	$4,040	$3,908	$2,484	$5,110	$48	$15,590

Three Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,567	$2,321	$1,739	$1,324	$65	$8,016
Provision for loan losses	461	135	(71)	1,253	(54)	1,724
Loans charged-off	—	—	(15)	(15)	(33)	(63)
Recoveries	—	—	6	—	61	67

Total ending allowance balance	$3,028	$2,456	$1,659	$2,562	$39	$9,744

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2016 and 2015:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	865	762	609	1,817	42	4,095
Loans charged-off	(11)	—	(39)	(65)	(35)	(150)
Recoveries	—	—	53	—	5	58

Total ending allowance balance	$4,040	$3,908	$2,484	$5,110	$48	$15,590

Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	$338	962	(114)	1,927	41	3,154
Loans charged-off	—	—	(32)	(15)	(121)	(168)
Recoveries	—	—	14	—	64	78

Total ending allowance balance	$3,028	$2,456	$1,659	$2,562	$39	$9,744

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$115	$—	$115
Collectively evaluated for impairment	4,040	3,908	2,484	4,995	48	15,475
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$4,040	$3,908	$2,484	$5,110	$48	$15,590

Loans:
Individually evaluated for impairment	$—	$835	$1,070	$509	$—	$2,414
Collectively evaluated for impairment	474,255	429,413	369,976	372,275	3,458	1,649,377
Purchased credit-impaired loans	81	576	497	1,933	—	3,087

Total ending loans balance	$474,336	$430,824	$371,543	$374,717	$3,458	$1,654,878

December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$113	$—	$113

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Collectively evaluated for impairment	3,186	3,137	1,861	3,245	36	11,465
Purchased credit-impaired loans	—	9	—	—	—	9

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

Loans:
Individually evaluated for impairment	$1,943	$908	$1,185	$134	$—	$4,170
Collectively evaluated for impairment	370,824	363,315	273,749	283,754	6,577	1,298,219
Purchased credit-impaired loans	78	1,460	563	1,812	—	3,913

Total ending loans balance	$372,845	$365,683	$275,497	$285,700	$6,577	$1,306,302

Loans collectively evaluated for impairment reported at September 30, 2016 include certain acquired loans. At September 30, 2016, these non-PCI loans had a carrying value of $82,669, comprised of contractually unpaid principal totaling $84,848 and discounts totaling $2,179. Management evaluated these loans for credit deterioration since acquisition and determined that $32 in allowance for loan losses was necessary at September 30, 2016.

The following table presents information related to impaired loans by class of loans as of September 30, 2016 and December 31, 2015:

	Unpaid Principal Balance*	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2016
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$2,421	$835	$—
Residential real estate:
Closed-end 1-4 family	238	238	—
Other	832	832	—
Commercial and industrial	19	19	—
Consumer and other	—	—	—

Subtotal	3,510	1,924	—
With an allowance recorded:
Commercial and industrial	490	490	115

Subtotal	490	490	115

Total	$4,000	$2,414	$115

December 31, 2015
With no allowance recorded:
Construction and land development	$1,943	$1,943	$—
Commercial real estate:
Nonfarm, nonresidential	2,495	908	—
Residential real estate:
Closed-end 1-4 family	476	476	—
Other	709	709	—
Commercial and industrial	21	21	—

Subtotal	5,644	4,057	—

With an allowance recorded:
Commercial and industrial	113	113	113

Subtotal	113	113	113

Total	$5,757	$4,170	$113

* Principal balance before partial charge-off.

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Recorded Investment	2016	2015	2016	2015
With no allowance recorded:
Construction and land development	$—	$—	$340	$—
Commercial real estate:
Nonfarm, nonresidential	1,427	918	1,307	873
Residential real estate:
Closed-end 1-4 family	451	33	533	188
Other	837	712	768	317
Commercial and industrial	46	23	110	77
Consumer and other	—	25	10	8

Subtotal	2,761	1,711	3,068	1,463

With an allowance recorded:
Commercial and industrial	$490	$90	$247	$50
Residential real estate:
Closed-end 1-4 family	70	—	23	—
Consumer and other	—	16	—	10

Subtotal	560	106	270	60

Total	$3,321	$1,817	$3,338	$1,523

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and nine months ended September 30, 2016 and 2015.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015:

	Nonaccrual	Loans Past Due Over 90 Days
September 30, 2016
Construction and land development	$—	$149
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Other	123	—
Commercial and industrial	490	—

Total	$1,448	$149

December 31, 2015
Construction and land development	$—	$1,943
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	41	435
Commercial and industrial	32	—

Total	$908	$2,378

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
September 30, 2016
Construction and land development	$1,950	$—	$149	$2,099	$472,156	$81	$474,336
Commercial real estate:
Nonfarm, nonresidential	79	—	835	914	402,468	576	403,958
Other	—	—	—	—	26,866	—	26,866
Residential real estate:
Closed-end 1-4 family	11	—	—	11	228,661	497	229,169
Other	714	—	123	837	141,537	—	142,374
Commercial and industrial	521	875	490	1,886	370,898	1,933	374,717
Consumer and other	—	—	—	—	3,458	—	3,458

	$3,275	$875	$1,597	$5,747	$1,646,044	$3,087	$1,654,878

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2015
Construction and land development	$—	$149	$1,943	$2,092	$370,675	$78	$372,845
Commercial real estate:
Nonfarm, nonresidential	258	—	835	1,093	352,175	1,460	354,728
Other	—	—	—	—	10,955	—	10,955
Residential real estate:
Closed-end 1-4 family	213	—	476	689	162,244	562	163,495
Other	30	—	—	30	111,971	1	112,002
Commercial and industrial	86	32	—	118	283,770	1,812	285,700
Consumer and other	2	—	—	2	6,575	—	6,577

	$589	$181	$3,254	$4,024	$1,298,365	$3,913	$1,306,302

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Total
September 30, 2016
Construction and land development	$472,980	$—	$1,356	$474,336
Commercial real estate:
Nonfarm, nonresidential	395,852	1,791	6,315	403,958
Other	26,866	—	—	26,866
Residential real estate:
Closed-end 1-4 family	228,144	—	1,025	229,169
Other	141,305	—	1,069	142,374
Commercial and industrial	368,860	—	5,857	374,717
Consumer and other	3,458	—	—	3,458

	$1,637,465	$1,791	$15,622	$1,654,878

	Pass	Special Mention	Substandard	Total
December 31, 2015
Construction and land development	$370,824	$—	$2,021	$372,845
Commercial real estate:
Nonfarm, nonresidential	352,451	—	2,277	354,728
Other	10,955	—	—	10,955
Residential real estate:
1-4 family	162,160	—	1,335	163,495
Other	111,292	—	710	112,002
Commercial and industrial	284,144	—	1,556	285,700
Consumer and other	6,577	—	—	6,577

	$1,298,403	$—	$7,899	$1,306,302

Purchased Credit-impaired (“PCI”) loans

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount is recognized as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2016 and December 31, 2015.

	Sept 30, 2016	Dec 31, 2015
Contractually required principal and interest	$4,276	$5,618
Non-accretable difference	(321)	(352)

Cash flows expected to be collected	3,955	5,266
Accretable yield	(868)	(1,353)

Carrying value of acquired loans	3,087	3,913
Allowance for loan losses	—	(9)

Carrying value less allowance for loan losses	$3,087	$3,904

Management adjusted estimates of future expected losses, cash flows and renewal assumptions during the quarter ended September 30, 2016. These adjustments resulted in changes in expected cash flows, accretable yield, and the non-accretable difference for the three and nine months ended September 30, 2016.

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three-month periods ended September 30, 2016 and 2015.

Activity during the three month period ended September 30, 2016	Jun 30, 2016	Effect of Acquisitions	Income Accretion	All other Adjustments	Sep 30, 2016
Contractually required principal and interest	$4,462	$—	$—	$(186)	$4,276
Non-accretable difference	(319)	—	—	(2)	(321)

Cash flows expected to be collected	4,143	—	—	(188)	3,955
Accretable yield	(1,067)	—	115	84	(868)

Carrying value of acquired loans	$3,076	$—	$115	$(104)	$3,087

Activity during the three month period ended September 30, 2015	Jun 30, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Sep 30, 2015
Contractually required principal and interest	$6,000	$—	$—	$(128)	$5,872
Non-accretable difference	(973)	—	839	(173)	(307)

Cash flows expected to be collected	5,027	—	839	(301)	5,565
Accretable yield	(749)	—	447	(1,350)	(1,652)

Carrying value of acquired loans	$4,278	$—	$1,286	$(1,651)	$3,913

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the nine-month periods ended September 30, 2016 and 2015.

Activity during the nine month period ended September 30, 2016	Dec 31, 2015	Effect of Acquisitions	Income Accretion	All other Adjustments	Sep 30, 2016
Contractually required principal and interest	$5,618	$—	$—	$(1,342)	$4,276
Non-accretable difference	(352)	—	—	31	(321)

Cash flows expected to be collected	5,266	—	—	(1,311)	3,955
Accretable yield	(1,353)	—	444	41	(868)

Carrying value of acquired loans	$3,913	$—	$444	$(1,270)	$3,087

Activity during the nine month period ended September 30, 2015	Dec 31, 2014	Effect of Acquisitions	Income Accretion	All other Adjustments	Sep 30, 2015
Contractually required principal and interest	$6,532	$—	$—	$(660)	$5,872
Non-accretable difference	(1,270)	—	839	124	(307)

Cash flows expected to be collected	5,262	—	839	(536)	5,565
Accretable yield	(947)	—	637	(1,342)	(1,652)

Carrying value of acquired loans	$4,315	$—	$1,476	$(1,878)	$3,913

Troubled Debt Restructurings

The Company’s loan portfolio contains no loans that have been modified in a troubled debt restructuring.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$491,466	$463,952
Other	3,249	4,037

The components of net loan servicing fees for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loan servicing fees, net:
Loan servicing fees	$309	$287	$903	$831
Amortization of loan servicing fees	(349)	(203)	(905)	(644)
Change in impairment	—	—	—	—

Total	$(40)	$84	$(2)	$187

The fair value of servicing rights was estimated by management to be approximately $3,948 at September 30, 2016. Fair value for September 30, 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 14.7%. At December 31, 2015, the fair value of servicing rights was estimated by management to be approximately $4,635. Fair value for December 31, 2015 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At September 30, 2016 and December 31, 2015, these short-term borrowings totaled $37,343 and $61,261, respectively, and were secured by securities with carrying amounts of $38,333 and $73,478, respectively. At September 30, 2016, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of September 30, 2016:

As of September 30, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Fair value of securities pledged	$210	$59	$40,565	$40,834
Borrowings related to pledged amounts	$—	$—	$37,343	$37,343
Fair value pledged as a % of borrowings	—%	—%	109%	109%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 6,575 and 4,970 warrants exercised during the nine months ended September 30, 2016 and 2015, respectively. A summary of the stock warrant activity for the nine months ended September 30, 2016 and 2015 follows:

	September 30, 2016	September 30, 2015
Stock warrants exercised:
Intrinsic value of warrants exercised	$136	$46
Cash received from warrants exercised	79	60

At September 30, 2016, there were 18,732 outstanding warrants associated with the 2010 offering.

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

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $406 and $248 and $1,201 and $619 for the three and nine months ended September 30, 2016 and 2015, respectively. The total income tax benefit related to vesting of restricted stock and exercises of stock options was $616 and $147 for the nine months ended September 30, 2016 and 2015. The total income tax benefit for the three months ended September 30, 2016 was $107. There was no excess tax benefit from the exercise of stock options for the three months ended September 30, 2015.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At September 30, 2016, there were 2,041,673 authorized shares available for issuance.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.60%	1.84%
Expected term	7.5 years	7.5 years
Expected stock price volatility	30.09%	25.00%
Dividend yield	0.24%	0.22%

The weighted average fair value of options granted for the nine months ended September 30, 2016 and 2015 were $9.78 and $6.41, respectively.

A summary of the activity in the stock option plans for the nine months ended September 30, 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,312,791	$13.04	6.23	$24,070
Granted	272,087	27.99
Exercised	(167,899)	11.27
Forfeited, expired, or cancelled	(2,415)	19.43

Outstanding at period end	1,414,564	$16.12	6.49	$30,103

Vested or expected to vest	1,343,836	$16.12	6.49	$28,598
Exercisable at period end	784,022	$11.53	4.83	$20,282

	For the nine months ended September 30,
	2016	2015
Stock options exercised:
Intrinsic value of options exercised	$3,463	$839
Cash received from options exercised	1,357	780
Tax benefit realized from option exercises	522	147

As of September 30, 2016, there was $3,583 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.1 years.

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

A summary of activity for non-vested restricted share awards for the nine months ended September 30, 2016 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	105,864	$15.89
Granted	36,396	28.45
Vested	(32,607)	16.70
Forfeited	(1,916)	16.00

Non-vested at September 30, 2016	107,737	$18.80

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2016, there was $1,917 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was $974 and $520, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of September 30, 2016, that the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of September 30, 2016 and December 31, 2015 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes(1)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Company common equity Tier 1 capital to risk-weighted assets	$188,225	9.09%	$93,188	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$262,107	12.66%	$165,667	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$188,225	9.09%	$124,250	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$188,225	7.15%	$105,361	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$243,995	11.77%	$93,314	4.50%	$134,787	6.50%
Bank Total Capital to risk weighted assets	$259,585	12.52%	$165,892	8.00%	$207,365	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$243,995	11.77%	$124,419	6.00%	$165,892	8.00%
Bank Tier 1 (Core) Capital to average assets	$243,995	9.26%	$105,343	4.00%	$131,678	5.00%

December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,691	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,946	5.00%

(1) NOTE: The capital conservation buffer is not included in capital adequacy amounts.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Bank currently may not pay dividends without prior written approval from its primary regulatory agencies.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$3,138	$—
Mortgage-backed securities-residential	—	556,797	—
Mortgage-backed securities-commercial	—	19,759	—
State and political subdivisions	—	91,062	—

Total securities available for sale	$—	$670,056	$—

Loans held for sale	$—	$26,819	$—

Mortgage banking derivatives	$—	$858	$—

Financial Liabilities
Mortgage banking derivatives	$—	$87	$—

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$6,817	$—
Mortgage-backed securities-residential	—	500,955	—
Mortgage-backed securities-commercial	—	19,835	—
State and political subdivisions	—	48,231	—

Total securities available for sale	$—	$575,838	$—

Loans held for sale	$—	$14,079	$—

Mortgage banking derivatives	$—	$411	$—

Financial Liabilities
Mortgage banking derivatives	$—	$29	$—

As of September 30, 2016, the unpaid principal balance of loans held for sale was $25,937 resulting in an unrealized gain of $882 included in gains on sale of loans. As of December 31, 2015, the unpaid principal balance of loans held for sale was $13,754, resulting in an unrealized gain of $325 included in gains on sale of loans. For the three months ended September 30, 2016 and 2015, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $326 and $248, respectively. For the nine months ended September 30, 2016 and 2015, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $558 and ($22), respectively. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2016 and December 31, 2015.

There were no transfers between level 1 and 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

There was one collateral dependent impaired loan carried at fair value as of September 30, 2016 that totaled $375. For the three and nine months ended September 30, 2016 and 2015, $115 and $0 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. There were no collateral dependent impaired loans carried at fair value as of December 31, 2015.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of zero as of September 30, 2016 and $200 as of December 31, 2015. There were no properties at September 30, 2016 or 2015 that had required write-downs to fair value resulting in no write downs for the three and nine months ended September 30, 2016 and 2015, respectively.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2016 and December 31, 2015 are as follows:

	Carrying Amount	Fair Value Measurements at September 30, 2016 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$55,749	$55,749	$—	$—	$55,749
Certificates of deposit held at other financial institutions	1,055	—	1,055	—	1,055
Securities available for sale	670,756	—	670,756	—	670,756
Securities held to maturity	235,050	—	243,946	—	243,946
Loans held for sale	26,819	—	26,819	—	26,819
Net loans	1,638,468	—	—	1,621,695	1,621,695
Restricted equity securities	11,829	n/a	n/a	n/a	n/a
Servicing rights, net	3,566	—	3,948	—	3,948
Accrued interest receivable	7,871	—	3,634	4,237	7,871
Financial liabilities
Deposits	$2,217,954	$1,223,120	$996,482	$—	$2,219,602
Federal funds purchased and repurchase agreements	45,843	—	45,843	—	45,843
Federal Home Loan Bank advances	162,000	—	162,024	—	162,024
Subordinated notes, net	58,292	—	—	61,867	61,867
Accrued interest payable	1,399	123	915	361	1,399

	Carrying Amount	Fair Value Measurements at December 31, 2015 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$52,394	$52,394	$—	$—	$52,394
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities available for sale	575,838	—	575,838	—	575,838
Securities held to maturity	158,200	—	161,969	—	161,969
Loans held for sale	14,079	—	14,079	—	14,079
Net loans	1,292,239	—	—	1,279,849	1,279,849
Restricted equity securities	7,998	n/a	n/a	n/a	n/a
Servicing rights, net	3,455	—	4,635	—	4,635
Accrued interest receivable	7,299	3	3,780	3,516	7,299
Financial liabilities
Deposits	$1,814,039	$1,062,587	$748,961	$—	$1,811,548
Federal funds purchased and repurchase agreements	101,086	—	101,086	—	101,086
Federal Home Loan Bank advances	57,000	—	56,931	—	56,931
Accrued interest payable	644	100	544	—	644

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic
Net income available to common shareholders	$7,030	$5,125	$20,239	$11,341
Less: earnings allocated to participating securities	(69)	(52)	(213)	(127)

Net income allocated to common shareholders	$6,961	$5,073	$20,026	$11,214

Weighted average common shares outstanding including participating securities	10,721,253	10,516,290	10,652,223	9,668,497
Less: Participating securities	(105,343)	(107,502)	(111,937)	(108,617)

Average shares	10,615,910	10,408,788	10,540,286	9,559,880

Basic earnings per common share	$0.66	$0.49	$1.90	$1.17

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted
Net income allocated to common shareholders	$6,961	$5,073	$20,026	$11,214
Weighted average common shares outstanding for basic earnings per common share	10,615,910	10,408,788	10,540,286	9,559,880
Add: Dilutive effects of assumed exercises of stock options	612,955	534,148	585,326	466,955
Add: Dilutive effects of assumed exercises of stock warrants	13,370	13,265	12,937	13,257

Average shares and dilutive potential common shares	11,242,235	10,956,201	11,138,549	10,040,092

Dilutive earnings per common share	$0.62	$0.46	$1.80	$1.12

For the three months ended September 30, 2016 and 2015, stock options for 272,087 and 226,040 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 151,544 and 228,691 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2016 and 2015 because they were antidilutive.

NOTE 10—SUBORDINATED NOTES

On March 31, 2016, the Company completed the issuance of $40,000 in aggregate principal amount of fixed-to-floating rate Subordinated Notes due 2026 (the “March 2016 Notes”) in a public offering to accredited institutional investors. The March 2016 Notes will mature on March 30, 2026, unless redeemed prior to that date. The Company may redeem the March 2016 Notes in whole or in part on or after March 30, 2021, and in whole, but not in part, at any time within 90 days following a “Regulatory Capital Treatment Event”, as defined in the First Supplemental Indenture, dated as of March 31, 2016, between the Company and U.S. Bank National Association, as trustee (the “Supplemental Indenture”) governing the March 2016 Notes. The redemption price for any redemption will be 100% of the principal amount of the March 2016 Notes, plus unpaid interest, if any, accrued to but excluding the date of redemption. Any early redemption of the March 2016 Notes will be subject to the receipt of the approval of the Federal Reserve to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the March 2016 Notes.

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

On June 30, 2016, the Company completed the issuance of an additional $20,000 aggregate principal amount of its 7.00% fixed-to-floating rate subordinated notes due 2026 (the “June 2016 Notes”) to certain institutional accredited investors in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Rule 506 of Regulation D thereunder.

The June 2016 Notes have a stated maturity of July 1, 2026, and bear interest at a fixed rate of 7.00% per year through June 30, 2021, computed on the basis of a 360-day year consisting of twelve 30-day months, payable semi-annually in arrears on January 1 and July 1 of each year beginning on January 1, 2017. Beginning July 1, 2021 through the maturity date or an early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month LIBOR rate plus 604 basis points, computed on the basis of a 360-day year and the actual number of days elapsed, payable quarterly in arrears. The June 2016 Notes are redeemable, in whole or in part, on or after July 1, 2021 and at any time upon the occurrence of certain events set forth in the June 2016 Notes. Any early redemption of the March 2016 Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to the extent then required under applicable laws or regulations, including capital regulations. There is no sinking fund for the June 2016 Notes.

Principal and interest on the June 2016 Notes are subject to acceleration only in limited circumstances. The June 2016 Notes are unsecured, subordinated obligations of the Company and rank junior in right to payment to the Company’s current and future senior indebtedness and equal with the Company’s previously issued March 2016 Notes

The June 2016 Notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The June 2016 Notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Bank, its depositors, and any preferred equity holders of our subsidiaries. The holders of the June 2016 Notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The issuance costs related to the June 2016 Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Notes.

For regulatory capital purposes, the March 2016 Notes and the June 2016 Notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

As of September 30, 2016, the Company’s subordinated notes, net of issuance costs, totaled $58,292.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements in the Company’s Form 10-K that was filed with the SEC on March 15, 2016. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Purchased Loans

The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, we recorded all acquired loans at fair value as of the date of the acquisition. For purchased credit-impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan’s carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit-impaired loans acquired and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by the Company for loans with similar characteristics as those acquired other than purchased credit-impaired loans.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017, and early adoption is allowed. The Company has not yet elected to adopt this ASU early, but management is considering potential early adoption during the fourth quarter of 2016. Had the Company adopted ASU 2016-09 during the quarter ended September 30, 2016, the impact to earnings would have been a decrease in income tax expense of approximately $183 and $755 for the three and nine months ended September 30, 2016, and the impact to diluted earnings per share would have been increases of $0.01 per share and $0.06 per share for the three and nine months ended September 30, 2016, respectively.

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

In August 2016, the FASB issued guidance within ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update provide guidance on eight specific cash flow issues with the objective of reducing the existing diversity in presentation and classification in the statement of cash flows. The cash flow issues addressed include: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investments; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and the application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period; however, an entity is required to adopt all of the amendments in the same period. The amendments in this Update require application using a retrospective transition method to each period presented. Management is in currently evaluating the effects that the Update is expected to have on the Company’s Consolidated Statement of Cash Flows and is currently planning to adopt the guidance during the first quarter of 2018.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $7,030 and $20,262 for the three and nine months ended September 30, 2016, respectively, compared to $5,150 and $11,416 for the three and nine months ended September 30, 2015. After the payment of preferred dividends on the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) pursuant to the Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and nine months ended September 30, 2016 was $7,030 and $20,239, respectively, compared to $5,125 and $11,341 for the three and nine months ended September 30, 2015. The primary reason for the increase in net earnings available to common shareholders for the three and nine months ended September 30, 2016 was increased interest income on loans and investment securities compared with the same periods in 2015. The increase in loans was due to significant organic growth. The growth in the securities portfolio is primarily attributable to the capital leverage programs implemented during the second quarter of 2016 to utilize proceeds received from the issuance of subordinated notes at the end of the March 2016.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and nine months ended September 30, 2016, totaled $20,675 and $59,885, respectively, compared to $16,736 and $42,220 for the same periods in 2015, an increase of $3,939 and $17,665, or 23.5% and 41.8%, between the respective periods. For the three and nine months ended September 30, 2016, interest income increased $6,423 and $23,931, or 33.3% and 49.2%, respectively, due to growth in both the loan and investment securities portfolios. For the three and nine months ended September 30, 2016, interest expense increased $2,484 and $6,266, or 96.8% and 97.6%, respectively, as a result of increases in interest-bearing deposits, FHLB advances and subordinated notes.

Interest-earning assets averaged $2,576,294 and $1,846,372 during the three months ended September 30, 2016 and 2015, respectively, an increase of $729,922, or 39.5%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 55.1%, and investment securities increased 20.9%, when comparing the three months ended September 30, 2016 with the same period in 2015. When comparing the three months ended September 30, 2016 and 2015, the yield on average interest earning assets, adjusted for tax equivalent yield decreased 17 basis points to 4.12% compared to 4.29% for the same period during 2015. For the three months ended September 30, 2016, the tax equivalent yield on loans was 4.96%, compared with 5.61% tax equivalent yield for same period in 2015. The decrease in yield on loans when comparing these two periods is attributable to the Company’s receiving a full payoff during the third quarter of 2015 on a purchase credit-impaired loan relationship, which resulted in an increase in loan interest income for $1,155 for the three months ended September 30, 2015, of which $785 was a reallocation of unaccretable difference related to the portion of the relationship that had been charged off prior to the Company’s purchase of the relationship. For the three months ended September 30, 2016, the tax equivalent yield on available for sale securities was 2.42%, and for the three months ended September 30, 2015, the yield on available for sale securities was 2.60%. For the three months ended September 30, 2016, the tax equivalent yield on held to maturity securities was 3.75%, and for the three months ended September 30, 2015, the yield on held to maturity securities was 3.37%. The primary driver for the collective increase in yields on securities for the three-month period ended September 30, 2016 was the volume of tax-exempt municipal securities that have been purchased, which increased tax equivalent yields when comparing the three months ended September 30, 2016 with the same period in 2015.

Interest-bearing liabilities averaged $2,201,206 during the three months ended September 30, 2016, compared to $1,550,007 for the same period in 2015, an increase of $651,199, or 42.0%. Total average interest-bearing deposits grew $563,418, which included increases in average money market deposits of $103,244 and average time deposits of $432,061 for the three-month period ended

September 30, 2016, as compared to the same period during 2015. Rapid growth in the loan portfolio also resulted in increases in average Federal Home Loan Bank (“FHLB”) advances of $29,783 and subordinated notes and other borrowings of $58,285, when comparing the three months ended September 30, 2016 with the same period in 2015. The growth in FHLB advances is discussed in more detail later in this document in the balance sheet discussion items in the section titled, “Federal Home Loan Bank Advances.”

For the three month periods ended September 30, 2016 and 2015, the cost of average interest-bearing liabilities increased 25 basis points to 0.91% from 0.66%. The increase was primarily due to increases in the cost of funds for FHLB advances and from subordinated notes and other borrowings.

Interest-earning assets averaged $2,427,824 and $1,575,748 during the nine months ended September 30, 2016 and 2015, respectively, an increase of $852,076, or 54.1%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 64.5%, and investment securities increased 41.3%, when comparing the nine months ended September 30, 2016 with the same period in 2015. When comparing the nine months ended September 30, 2016 and 2015, the yield on average interest earning assets, adjusted for tax equivalent yield decreased seven basis points to 4.13% compared to 4.20% for the same period during 2015. For the nine months ended September 30, 2016, the tax equivalent yield on loans was 4.95%, compared with 5.46% tax equivalent yield for the same period in 2015. The decrease in yield on loans when comparing these two periods is primarily attributable to the Company’s receiving a full payoff during the third quarter of 2015 on a purchase credit-impaired loan relationship, which resulted in an increase in loan interest income for $1,155 for the nine months ended September 30, 2015, of which $785 was a reallocation of unaccretable difference related to the portion of the relationship that had been charged off prior to the Company’s purchase of the relationship. For the nine months ended September 30, 2016, the tax equivalent yield on available for sale securities was 2.48%, and for the nine months ended September 30, 2015, the yield on available for sale securities was 2.42%. For the nine months ended September 30, 2016, the tax equivalent yield on held to maturity securities was 3.92%, and for the nine months ended September 30, 2015, the yield on held to maturity securities was 3.10%. The primary driver for the increase in yields on securities for the nine months ended September 30, 2016 was the volume of tax-exempt municipal securities purchased during the past 12 months.

Interest-bearing liabilities averaged $2,044,661 during the nine months ended September 30, 2016, compared to $1,311,229 for the same period in 2015, an increase of $733,432, or 55.9%. Total average interest-bearing deposits grew $665,258, which included increases in money market deposits of $157,287 and average time deposits of $472,321 for the nine-month period ended September 30, 2016, as compared to the same period during 2015. Rapid growth in the loan portfolio also resulted in increases in average FHLB advances of $32,522 and subordinated notes and other borrowings of $32,882, when comparing the nine months ended September 30, 2016 with the same period in 2015.

For the nine month periods ended September 30, 2016 and 2015, the cost of average interest-bearing liabilities increased 18 basis points to 0.83% from 0.65%. The increase was primarily due to increase in the cost of funds from FHLB advances and from subordinated notes.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2016 and 2015:

Average Balances—Yields & Rates(7)

(Dollars are in thousands)

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$1,620,347	$20,219	4.96%	$1,044,520	$14,763	5.61%
Securities available for sale (6)	671,725	4,084	2.42%	674,991	4,422	2.60%
Securities held to maturity (6)	233,986	2,203	3.75%	74,332	632	3.37%
Certificates of deposit at other financial institutions	941	4	1.69%	250	2	3.17%
Federal funds sold and other (2)	49,295	182	1.47%	52,279	127	0.96%

TOTAL INTEREST EARNING ASSETS	$2,576,294	$26,692	4.12%	$1,846,372	$19,946	4.29%
Allowance for loan losses	(14,508)			(8,576)
All other assets	86,466			74,570

TOTAL ASSETS	$2,648,252			$1,912,366
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$261,350	$256	0.39%	$246,584	$170	0.27%
Money market	617,913	957	0.62%	514,669	703	0.54%
Savings	51,235	40	0.31%	37,888	44	0.46%
Time deposits	1,080,666	2,430	0.89%	648,605	1,500	0.92%
Federal funds purchased and other (3)	44,974	69	0.61%	45,261	69	0.60%
Federal Home Loan Bank advances	86,783	215	0.99%	57,000	79	0.55%
Subordinated Notes and other borrowings	58,285	1,082	7.39%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$2,201,206	$5,049	0.91%	$1,550,007	$2,565	0.66%
Demand deposits	224,387			169,451
Other liabilities	16,650			11,368
Total shareholders’ equity	206,009			181,540

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,648,252			$1,912,366
NET INTEREST SPREAD (4)			3.21%			3.63%
NET INTEREST INCOME		$21,643			$17,381
NET INTEREST MARGIN (5)			3.34%			3.73%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of a tax-equivalent adjustment to adjust tax-exempt investment income on tax exempt investment securities and tax-exempt loans to a fully taxable basis.
(7)	Averages balances are average daily balances. Yields and rates are annualized.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans (1)(6)	$1,535,894	$56,933	4.95%	$933,950	$38,127	5.46%
Securities available for sale (6)	641,270	11,917	2.48%	532,754	9,628	2.42%
Securities held to maturity (6)	194,326	5,698	3.92%	58,587	1,358	3.10%
Certificates of deposit at other financial institutions	751	11	1.96%	250	5	2.67%
Federal funds sold and other (2)	55,583	518	1.24%	50,207	325	0.87%

TOTAL INTEREST EARNING ASSETS	$2,427,824	$75,077	4.13%	$1,575,748	$49,443	4.20%
Allowance for loan losses	(13,179)			(7,705)
All other assets	41,988			72,387

TOTAL ASSETS	$2,456,633			$1,640,430
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest checking	$292,013	$853	0.39%	$270,992	$605	0.30%
Money market	608,341	2,767	0.61%	451,054	1,918	0.57%
Savings	48,647	121	0.33%	34,018	117	0.46%
Time deposits	937,266	6,377	0.91%	464,945	3,323	0.96%
Federal funds purchased and other (3)	50,100	237	0.63%	47,330	232	0.66%
Federal Home Loan Bank advances	75,412	511	0.91%	42,890	225	0.70%
Subordinated Notes and other borrowings	32,882	1,820	7.39%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$2,044,661	$12,686	0.83%	$1,311,229	$6,420	0.65%
Demand deposits	200,981			159,093
Other liabilities	12,707			7,753
Total shareholders’ equity	198,284			162,355

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,456,633			$1,640,430
NET INTEREST SPREAD (4)			3.30%			3.55%
NET INTEREST INCOME		$62,391			$43,023
NET INTEREST MARGIN (5)			3.43%			3.65%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of a tax-equivalent adjustment to adjust tax-exempt investment income on tax exempt investment securities and tax-exempt loans to a fully taxable basis.
(7)	Averages balances are average daily balances. Yields and rates are annualized.

The tables below detail the components of the changes in net interest income on a tax-equivalent basis for the periods indicated. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended September 30, 2016 versus September 30, 2015
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$8,103	$(2,647)	$5,456
Securities available for sale	(34)	(304)	(338)
Securities held to maturity	1,347	224	1,571
Certificates of deposit at other financial institutions	6	(4)	2
Federal funds sold and other	(8)	63	55

TOTAL INTEREST INCOME	$9,414	$(2,668)	$6,746

INTEREST EXPENSE
Deposits
Interest checking	$7	$79	$86
Money market accounts	130	124	254
Savings	15	(19)	(4)
Time deposits	1,011	(81)	930
Federal Home Loan Bank advances	40	96	136
Other borrowed funds	—	—	—
Subordinated Notes and other borrowings	1,082	—	1,082

TOTAL INTEREST EXPENSE	$2,285	$199	$2,484

NET INTEREST INCOME	$7,129	$(2,867)	$4,262

	Net change nine months ended September 30, 2016 versus September 30, 2015
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$24,670	$(5,864)	$18,806
Securities available for sale	2,001	288	2,289
Securities held to maturity	3,147	1,193	4,340
Certificates of deposit at other financial institutions	10	(4)	6
Federal funds sold and other	39	154	193

TOTAL INTEREST INCOME	$29,867	$(4,233)	$25,634

INTEREST EXPENSE
Deposits
Interest checking	$51	$197	$248
Money market accounts	667	182	849
Savings	51	(47)	4
Time deposits	3,405	(351)	3,054
Federal Home Loan Bank advances	167	119	286
Other borrowed funds	16	(11)	5
Subordinated notes and other borrowings	1,820	—	1,820

TOTAL INTEREST EXPENSE	$6,177	$89	$6,266

NET INTEREST INCOME	$23,690	$(4,322)	$19,368

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

The provision for loan losses was $1,392 and $1,724 for the three months ended September 30, 2016 and 2015, respectively, and $4,095 and $3,154 for the nine months ended September 30, 2016 and 2015, respectively. The provision for the three months ended September 30, 2016 was less than the provision for the same period in 2015 due to loan growth in third quarter 2015 being greater than loan growth in third quarter 2016. The higher provision for the nine months ended September 30, 2016 compared to the same period in 2015 is due primarily to the Company’s loan growth during the nine months ended September 30, 2016, compared to the same period in 2015. Nonperforming loans at September 30, 2016 totaled $1,597 compared to $3,286 at December 31, 2015, representing 0.1% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2016 was $4,876 and $12,587 compared to $3,798 and $9,864 for the same periods in 2015. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Service charges on deposit accounts	$44	$44	$—	—%
Other service charges and fees	845	679	166	24.4%
Net gains on sale of loans	2,942	2,463	479	19.4%
Wealth management	446	327	119	36.4%
Loan servicing fees, net	(40)	84	(124)	(147.6%)
Gain on sale or call of securities	430	5	425	8,500.0%
Net gain on sale of foreclosed assets	30	3	27	900.0%
Other	179	193	(14)	(7.3%)

Total non-interest income	$4,876	$3,798	$1,078	28.4%

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Service charges on deposit accounts	$139	$78	$61	78.2%
Other service charges and fees	2,245	1,987	258	13.0%
Net gains on sale of loans	6,859	5,573	1,286	23.1%
Wealth management	1,343	914	429	46.9%
Loan servicing fees, net	(2)	187	(189)	(101.1%)
Gain on sale or call of securities	1,535	529	1,006	190.2%
Net gain on sale of foreclosed assets	36	30	6	20.0%
Other	432	566	(134)	(23.7%)

Total non-interest income	$12,587	$9,864	$2,723	27.6%

Service charges on deposit accounts for the nine months ended September 30, 2016 increased $61, or 78.2% from the same period in 2015 due to changes made to the Company’s schedule of service charges and due to the reduction of the amount of service charges waived during 2016.

Other service charges and fees for the three and nine months ended September 30, 2016 increased $166 and $258, or 24.4% and 13.0%, from the same periods in 2015 due to several variances. The larger variances for these comparative periods were as follows: (1) underwriting, processing and application fees related to mortgage lending activities increased $113 and $91; (2) unused commitment fees increased $39 and $95; and (3) ATM surcharge fees increased $22 and $64.

Net gain on sale of loans increased $479 and $1,286, or 19.4% and 23.1%, when comparing the three and nine months ended September 30, 2016 to the same periods in 2015. The increase in both periods was due to favorable mark-to-market pricing on mortgage loan derivatives and increased volume of mortgage loans during 2016.

Wealth management income for the three and nine months ended September 30, 2016 increased $119 and $429, or 36.4% and 46.9%, in comparison with the same periods in 2015. The increase was attributed to the growth in the client base and the assets under management in the wealth management division, as well as some improvement in the stock markets.

Gain on sale or call of investment securities increased $425 and $1,006, or 8,500.0% and 190.2%, when comparing the three and nine months ended September 30, 2016 with the same periods in 2015. The increase was primarily due to the gains on securities that were recognized in the second and third quarters of 2016, which were related to management selling a number of smaller securities to consolidate the number of securities carried in the portfolio and to reposition the Company’s investment portfolio into more tax-exempt municipal securities.

Other non-interest income decreased by $14 and $134, or 7.3% and 23.7%, when comparing three and nine months ended September 30, 2016 with the same periods 2015. The decrease for the nine months ended September 30, 2016 is primarily attributed to the loss of $98 recorded on the sale of the Company’s real estate in downtown Murfreesboro, Tennessee during first quarter 2016. That compares with a gain of $15 being recorded in first nine months of 2015 on the sale of three of the Company’s branch locations in Rutherford County, Tennessee.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2016 was $13,708 and $38,452, compared to $10,853 and $31,046 for the same periods in 2015. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Salaries and employee benefits	$7,979	$6,208	$1,771	28.5%
Occupancy and equipment	2,001	1,683	318	18.9%
FDIC assessment expense	570	362	208	57.5%
Marketing	206	277	(71)	(25.6%)
Professional fees	935	516	419	81.2%
Amortization of core deposit intangible	138	160	(22)	(13.8%)
Indirect expenses related to public offering	—	—	—	—%
Other	1,879	1,647	232	14.1%

Total non-interest expense	$13,708	$10,853	$2,855	26.3%

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2016	2015
Salaries and employee benefits	$22,099	$17,960	$4,139	23.0%
Occupancy and equipment	5,563	4,961	602	12.1%
FDIC assessment expense	1,388	792	596	75.3%
Marketing	611	695	(84)	(12.1%)
Professional fees	3,006	1,382	1,624	117.5%
Amortization of core deposit intangible	431	499	(68)	(13.6%)
Indirect expenses related to public offering	—	314	(314)	(100.0%)
Other	5,354	4,443	911	20.5%

Total non-interest expense	$38,452	$31,046	$7,406	23.9%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s biggest variances for the three and nine months ended September 30, 2016, in comparison with the same periods of 2015, were in salaries and employee benefits, occupancy and equipment, FDIC assessment expense, professional fees and other non-interest expense.

Salaries and employee benefits increased $1,771 and $4,139, or 28.5% and 23.0%, when comparing the three and nine months ended September 30, 2016 with the same periods in 2015. The increases in both periods are primarily due to the Company’s staffing growth, which went from 219 full-time equivalent employees as of September 30, 2015, to 261 as of September 30, 2016, as the Company has worked to enhance its management team to properly oversee the Company’s growth and has added key commercial bankers and support staff to provide continued growth for the Company. In addition to the increase in salaries, mortgage commissions increased $732 and $887 when comparing the three and nine months ended September 30, 2016 with the same periods of 2015 due to the volume of loans closed during the three and nine months ended September 30, 2016. Stock-based compensation expense also increased $156 and $581 for the three and nine months ended September 30, 2016 in comparison with the same periods in 2015. Personnel-related insurance expense increased $92 and $235 for the three and nine months ended September 30, 2016 in comparison with the same periods in 2015 due to the Company’s increased number of employees. The Company also experienced growth in incentive expenses related to the Company’s financial performance.

Occupancy and equipment expense increased $318 and $602, or 18.9% and 12.1%, when comparing the three and nine months ended September 30, 2016 with the same periods in 2015. The variance for the three months ended September 30, 2016 versus the three months ended September 30, 2015 is attributable to increases in building rent expense ($232), software maintenance ($22), building maintenance ($20), utilities ($16), equipment maintenance ($14) and other furniture, fixtures and equipment expense ($18), which were offset by a decrease in property insurance expense ($13). The variance when comparing the nine months ended September 30, 2016 with the nine months ended September 30, 2015 is attributable to increases in building rent expense ($430), software maintenance fees ($77), equipment maintenance ($43), utilities ($29) and building maintenance ($27). During the first quarter of 2016, the Company opened two new leased facilities – a new branch location in Nolensville, Tennessee and an expansion of its headquarters in downtown Franklin, Tennessee, the latter of which is leased from a related party of the Company. The Company also began leasing space for its loan production office in Nashville, Tennessee during first quarter 2016.

The Company’s FDIC assessment expense increased $208 and $596, or 57.5% and 75.3%, when comparing the three and nine months ended September 30, 2016 with the same periods in 2015. The increases are due to the year-over-year asset growth of the Company assets, on which FDIC assessments are calculated, and due to the impact of the change in the calculation methodology implemented by the FDIC effective July 1, 2016.

Professional fees increased $419 and $1,624, or 81.2% and 117.5%, when comparing the three and nine months ended September 30, 2016 with the same periods in 2015. The increase for the three months ended September 30, 2016 and the same period in 2015 is due to increases in other professional fees ($225), compliance fees ($165), accounting/audit fees ($58), and brokerage settlement expenses ($23). The increase, when comparing the nine months ended September 30, 2016 and 2015, is due to increases in other professional fees ($675), merger-related expenses ($317), accounting/audit fees ($263), compliance fees ($160), brokerage settlement expenses ($89) legal fees ($72), and SEC filing expense ($47). The increases in other professional fees are related to the design and implementation of subsidiaries (Franklin Synergy Risk Management, Inc., Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc.), a consulting engagement related to the Company’s core systems and related processes, and professional placement service fees for the hiring of key lending and management professionals.

For the three and nine months ended September 30, 2016, other non-interest expenses increased $232 and $911, or 14.1% and 20.5%, from the same periods during 2015. The increase in other non-interest expense for the three months ended September 30, 2016 versus September 30, 2015 is attributed to increases in the following expense types: insurance loss reserves ($139); and electronic banking expenses ($96). The increase in other non-interest expense for the nine months ended September 30, 2016 versus September 30, 2015 is attributed to increases in various types of expenses, with the following expense types having the largest increases: insurance expense ($204); electronic banking expenses ($180); insurance loss reserves ($139); loan-related expenses ($115); regulatory expenses ($91); franchise taxes ($68); and board-related expenses ($57).

Income Tax Expense

The Company recognized income tax expense for the three and nine months ended September 30, 2016, of $3,421 and $9,663, respectively, compared to $2,807 and $6,468, respectively, for the three and nine months ended September 30, 2015. The Company’s year-to-date income tax expense for the nine months ended September 30, 2016 reflects an effective income tax rate of 32.3% compared to 36.2% for the same period in 2015. The decrease in the effective tax rate resulted from the Company’s investments in tax-exempt municipal securities, from the establishment and funding of a real estate investment trust subsidiary of Franklin Synergy Bank in the first quarter of 2016, and from the establishment of a captive insurance subsidiary at the end of 2015.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

Overview

The Company’s total assets increased by $535,403, or 24.7%, from December 31, 2015 to September 30, 2016. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at September 30, 2016 and December 31, 2015 were $1,654,058 and $1,303,826, respectively, an increase of $350,232, or 26.9%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders over the last year to increase penetration in its primary markets, Williamson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	September 30, 2016		December 31, 2015
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Construction and land development	$474,255	28.7%	$372,767	28.5%
Commercial	430,248	26.0%	364,223	27.9%
Residential	371,046	22.4%	274,934	21.1%
Commercial and industrial	372,784	22.5%	283,888	21.7%
Consumer and other	3,458	0.2%	6,577	0.5%

Total loans—gross, excluding PCI loans	1,651,791	99.8%	1,302,389	99.7%

Total PCI loans	3,087	0.2%	3,913	0.3%

Total gross loans	1,654,878	100.0%	1,306,302	100.0%

Less: deferred loan fees, net	(820)		(2,476)
Allowance for loan losses	(15,590)		(11,587)

Total loans, net allowance for loan losses	$1,638,468		$1,292,239

As presented in the above table, gross loans increased 26.7% during the first nine months of 2016, due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 26.0% with growth occurring in the construction and land development (27.2%), commercial real estate (18.1%) and residential real estate (35.0%) segments. The Company also experienced growth of 31.3% in the commercial and industrial segment during the first nine months of 2016.

Real estate loans comprised 77.2% of the loan portfolio at September 30, 2016. The largest portion of the real estate segment as of September 30, 2016, was construction and land development loans, which totaled $474,336 at September 30, 2016, and comprised 37.2% of total real estate loans and 28.7% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial real estate loans totaled $430,824 at September 30, 2016, and comprised 33.7% of real estate loans and 26.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $371,543 and comprised 29.1% of real estate loans and 22.5% of total loans at September 30, 2016.

Commercial and industrial loans totaled $374,717 at September 30, 2016 and grew 31.2% during the first nine months of 2016. Loans in this classification comprised 22.6% of total loans at September 30, 2016. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at September 30, 2016, excluding unearned net fees and costs.

Loan Maturity Schedule

	September 30, 2016
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$240,131	$154,043	$80,162	$474,336
Commercial	23,838	101,685	305,301	430,824
Residential	26,885	109,889	234,769	371,543
Commercial and industrial	54,808	256,336	63,573	374,717
Consumer and other	1,778	1,571	109	3,458

Total	$347,440	$623,524	$683,914	$1,654,878

Fixed interest rate	$203,971	$327,758	$240,183	$771,912
Variable interest rate	143,469	295,766	443,731	882,966

Total	$347,440	$623,524	$683,914	$1,654,878

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,566,708	$15,443	0.99%	$1,198,891	$11,465	0.96%	$367,817	$3,978	3 bps
Non-PCI acquired loans (Note 1)	82,669	32	0.04%	99,328	—	—%	(16,659)	32	4 bps
Impaired loans	2,414	115	4.76%	4,170	113	2.71%	(1,756)	2	205 bps

Non-PCI loans	1,651,791	15,590	0.94%	1,302,389	11,578	0.89%	349,402	4,012	5 bps
PCI loans	3,087	—	—%	3,913	9	0.23%	(826)	(9)	-23 bps

Total loans	$1,654,878	$15,590	0.94%	$1,306,302	$11,587	0.89%	$348,576	$4,003	5 bps

Note 1:	Acquired loans that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of September 30, 2016, $32 in allowance for loan loss was recorded at September 30, 2016 related to the loans acquired from MidSouth.

At September 30, 2016, the allowance for loan losses was $15,590, compared to $11,587 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 0.94% and 0.89% at September 30, 2016 and December 31, 2015, respectively. Loan growth during the first nine months of 2016 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Beginning balance	$11,587	$6,680
Loans charged-off:
Construction & land development	11	—
Commercial real estate	—	—
Residential real estate	39	32
Commercial & industrial	65	15
Consumer & other	35	121

Total loans charged-off	150	168
Recoveries on loans previously charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	53	14
Commercial & industrial	—	—
Consumer & other	5	64

Total loan recoveries	58	78
Net recoveries (charge-offs)	(92)	(90)
Provision for loan losses charged to expense	4,095	3,154

Total allowance at end of period	$15,590	$9,744

Total loans, gross, at end of period (1)	$1,654,878	$1,125,941

Average gross loans (1)	$1,525,359	$921,412

Allowance to total loans	0.94%	0.87%

Net charge-offs (recoveries) to average loans, annualized	0.01%	0.01%

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

	September 30, 2016		December 31, 2015
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$4,040	25.9%	$3,186	27.5%
Commercial	3,908	25.1%	3,146	27.1%
Residential	2,484	15.9%	1,861	16.1%

Total real estate	10,432	66.9%	8,193	70.7%

Commercial and industrial	5,110	32.8%	3,358	29.0%
Consumer and other	48	0.3%	36	0.3%

	15,590	100.0%	11,587	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of September 30, 2016 totaled $1,448. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $149 that were past due 90 days or more and still accruing interest at September 30, 2016.

The table below summarizes non-performing loans and assets for the periods presented.

	September 30, 2016	December 31, 2015
Non-accrual loans	$1,448	$908
Past due loans 90 days or more and still accruing interest	149	2,378

Total non-performing loans	1,597	3,286
Foreclosed real estate (“OREO”)	—	200

Total non-performing assets	1,597	3,486
Total non-performing loans as a percentage of total loans	0.1%	0.3%
Total non-performing assets as a percentage of total assets	0.1%	0.2%
Allowance for loan losses as a percentage of non-performing loans	976%	353%

As of September 30, 2016, there were three loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non- Accrual Loans	Number of Non- Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	57.7%	1
Residential real estate	123	8.5%	1
Commercial & industrial	490	33.8%	1
Consumer	—	—%	—

Total non-accrual loans	$1,448	100.0%	3

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is intended to be structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest to do so. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $670,756 at September 30, 2016, compared to $575,838 at December 31, 2015, an increase of $94,918 or 16.5%. The increase in available-for-sale securities was primarily attributed to the securities purchased during the first nine months of 2016 as part of the Company’s leveraging strategy to deploy capital from the issuance of subordinated notes at the end of the first and second quarters of 2016.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $235,050 at September 30, 2016, compared to $158,200 at December 31, 2015, an increase of $76,850, or 48.6%. The increase is attributable to securities that were purchased during the second quarter of 2016 as part of the Company’s leveraging strategy to deploy capital from the issuance of subordinated notes at the end of the first and second quarters of 2016.

The combined portfolios represented 33.5% and 33.9% of total assets at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $11,829 and $7,998 at September 30, 2016 and December 31, 2015, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $8,796 at September 30, 2016 compared to $7,640 at December 31, 2015, an increase of $1,156, or 15.1%. This increase was the result of adding leasehold improvements and furniture and equipment as needed in the normal course of business and related to the opening of the Nolensville branch in January 2016.

Assets Held for Sale

At September 30, 2016, the balance in assets held for sale was zero, compared with the balance of $1,640 at December 31, 2015. The Company’s College Street branch real estate in Murfreesboro, Tennessee was reclassified at December 31, 2015 as held for sale, since the property had been identified to be sold, and the sale of the property was probable at that time. The sale of the property settled on March 29, 2016, and a loss of $98 was realized as a result of the sale and was recorded in other noninterest income.

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

At September 30, 2016, total deposits were $2,217,954, an increase of $403,915, or 22.3%, compared to $1,814,039 at December 31, 2015. The growth in deposits is attributable to growth in brokered deposits, time deposits, money market deposits, and noninterest-bearing deposits.

Brokered deposits are an integral part of the Company’s funding strategy. Total brokered deposits decreased 1.5% from $478,257 at December 31, 2015 to $471,187 at September 30, 2016, primarily due to the Company’s strategy to reduce dependence on brokered deposits by allowing matured brokered certificates of deposit to be redeemed rather than renewing them or replacing them with other brokered deposits

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are usually cyclical in nature, with the highest period of growth being during the first quarter of each calendar year. County deposits increased $26,410, or 8.1%, from $327,766 at December 31, 2015 to $354,176 at September 30, 2016. This growth was attributed to the addition of more county entities during 2016, which brought additional deposits into the Company during 2016.

Time deposits excluding brokered deposits as of September 30, 2016, amounted to $720,417, compared to $470,284 as of December 31, 2015, an increase of $250,133, or 53.2%. Of the increase in time deposits, 64.0% is attributed to the Company’s addition of Local Government Investment Pool (LGIP) deposits during 2016, which have become a component of the Company’s funding strategy. As of September 30, 2016, the Company’s LGIP deposits amounted to $280,000, compared with $120,000 of those deposits at December 31, 2015.

Other non-maturity deposits also increased during the first nine months of 2016. Noninterest-bearing checking deposits grew $55,375, or 31.3%; money market accounts increased $65,407, or 31.4%; savings deposits increased $7,519, or 17.2%; and interest-bearing checking accounts increased $6,141, or 5.6%, when comparing September 30, 2016 with December 31, 2015.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

September 30, 2016
Three months or less	$316,713
Three through six months	57,739
Six through twelve months	59,151
Over twelve months	136,297

Total	$569,900

Federal Funds Purchased and Repurchase Agreements

As of September 30, 2016, the Company had $8,500 in federal funds purchased from correspondent banks compared to $39,825 outstanding as of December 31, 2015. Securities sold under agreements to repurchase had an outstanding balance of $37,343 as of September 30, 2016, compared to $61,261 as of December 31, 2015. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At September 30, 2016 and at December 31, 2015, advances totaled $162,000 and $57,000, respectively. The Company strategically added $110,000 in FHLB advances in the third quarter of 2016, replacing brokered deposits that were maturing in the third quarter.

At September 30, 2016, the scheduled maturities and weighted average interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2016	110,000	0.49%
2017	10,000	1.27%
2018	7,000	1.61%
2019	35,000	1.30%

Total	$162,000	0.76%

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

The sale of the June 2016 Notes initially yielded net proceeds of approximately $19,660 after deducting the estimated expenses payable by the Company. The net proceeds from the offering of the June 2016 Notes were used to inject capital into the Bank to fund future growth.

The issuance costs related to the June 2016 Notes amounted to $404 and are being amortized as interest expense over the ten-year term of the June 2016 Notes.

For regulatory capital purposes, the March 2016 Notes and the June 2016 Notes are treated as Tier 2 capital, subject to certain limitations and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of the consolidated financial statements.

Liquidity

Liquidity is defined as the ability of the Bank to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis and the ability of the Company to fund the servicing of its subordinated notes.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. The Company’s source of funds to pay interest on the previously discussed subordinated notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. Under the terms of the informal agreement with the Reserve Bank, described in “Other Events” in Management’s Discussion and Analysis and in “ITEM 1A. RISK FACTORS” under “PART II OTHER INFORMATION,” the Bank is required to receive prior written approval from its regulatory agencies to pay dividends to the Company.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of September 30, 2016, $670,756 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $235,050 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $742,828 of the total $905,806 investment securities portfolio on hand at September 30, 2016, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Shareholders’ Equity

As of September 30, 2016, the Company’s shareholders’ equity was $209,644, as compared with $188,816 as of December 31, 2015. The increase in shareholders’ equity was due to the Company’s earnings of $20,262 in the first nine months of 2016, the increase in accumulated other comprehensive income of $7,521, exercises of the Company’s warrants and stock options of $1,436, and $1,817 related to the Company’s share-based compensation. These were offset by a $10,000 reduction in preferred stock due to the Company’s redemption of the Series A Preferred Stock related to the SBLF on March 25, 2016 and due to net divestments of $185 in conjunction with the Company’s 401(k) employer match.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At September 30, 2016, the Company had unfunded loan commitments outstanding of $67,489, unused lines of credit of $448,542, and outstanding standby letters of credit of $23,995.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/ per share data and percentages)	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015
Total shareholders’ equity	$209,644	$204,276	$191,910	$188,816	$187,610
Less: Preferred stock	—	—	—	10,000	10,000

Total common shareholders’ equity	209,644	204,276	191,910	178,816	177,610
Common shares outstanding	10,757,483	10,689,481	10,586,592	10,571,377	10,524,630

Book value per share	$19.49	$19.11	$18.13	$16.92	$16.88

Total shareholders’ equity	$209,644	$204,276	$191,910	$188,816	$187,610
Less: Preferred stock	—	—	—	10,000	10,000

Total common shareholders’ equity	209,644	204,276	191,910	178,816	177,610
Less: Goodwill and other intangibles	10,774	10,916	11,070	11,231	11,373

Tangible common shareholders’ equity	$198,870	$193,360	$180,840	$167,585	$166,237
Common shares outstanding	10,757,483	10,689,481	10,586,592	10,571,377	10,524,630

Tangible book value per share	$18.49	$18.09	$17.08	$15.85	$15.80

Average total shareholders’ equity	206,009	194,385	194,383	188,460	181,540
Less: Average preferred stock	—	—	9,231	10,000	10,000
Less: Average goodwill and other intangibles	10,885	11,006	11,165	11,309	11,469

Average tangible common shareholders’ equity	$195,154	$183,379	$173,987	$167,151	$160,071

Net income available to common shareholders	$7,030	$6,999	$6,210	$4,639	$5,125
Average tangible common equity	195,154	183,379	173,987	167,151	160,071

Return on average tangible common equity	14.33%	15.35%	14.36%	11.01%	12.70%

Efficiency Ratio:
Net interest income	$20,675	$19,934	$19,276	$17,195	$16,736
Noninterest income	4,876	4,626	3,085	2,992	3,798

Operating revenue	25,551	24,560	22,361	20,187	20,534
Expense
Total noninterest expense	13,708	12,913	11,831	11,094	10,853

Efficiency ratio	53.65%	52.58%	52.91%	54.96%	52.85%

Annualized interest and fees on loans(1)	$80,329	$76,136	$71,358	$61,506	$58,495
Average loans	1,620,347	1,497,556	1,364,467	1,232,218	1,044,520

Yield on loans	4.96%	5.08%	5.23%	4.99%	5.60%

Annualized accretion income on acquired loans	$841	$1,108	$1,447	$1,409	$4,374
Less: Effect of accretion income on acquired loans	(0.05%)	(0.07%)	(0.11%)	(0.11%)	(0.42%)

Adjusted yield on loans	4.91%	5.01%	5.12%	4.88%	5.18%

(1)	This item does not include tax-equivalent adjustments.

	As of or for the Three Months Ended
(Amounts in thousands, except share/ per share data and percentages)	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015
Annualized net interest income(1)	$82,251	$80,174	$77,528	$68,219	$66,398
Average earning assets	2,576,294	2,404,060	2,177,905	2,009,481	1,846,372

Net interest margin	3.19%	3.33%	3.56%	3.39%	3.60%

Annualized accretion income on acquired loans	$841	$1,108	$1,447	$1,409	$4,374

Less: Effect of accretion income on acquired loans	(0.03%)	(0.05%)	(0.07%)	(0.07%)	(0.24%)

Annualized premium amortization of acquired deposits	$—	$—	$—	$—	$4

Less: Effect of premium amortization of acquired deposits	(0.00%)	(0.00%)	(0.00%)	(0.00%)	(0.00%)

Adjusted net interest margin	3.16%	3.28%	3.49%	3.32%	3.36%

(1)	This item does not include tax-equivalent adjustments.

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015
Income Statement Data ($):
Interest income	25,724	24,286	22,561	20,081	19,301
Interest expense	5,049	4,352	3,285	2,886	2,565
Net interest income	20,675	19,934	19,276	17,195	16,736
Provision for loan losses	1,392	1,567	1,136	1,876	1,724
Noninterest income	4,876	4,626	3,085	2,992	3,798
Noninterest expense	13,708	12,913	11,831	11,094	10,853
Net Income before taxes	10,451	10,080	9,394	7,217	7,957
Provision for taxes	3,421	3,081	3,161	2,553	2,807
Net income	7,030	6,999	6,233	4,664	5,150
Earnings before interest and taxes	15,500	14,432	12,679	10,103	10,522
Net income available to common shareholders	7,030	6,999	6,210	4,639	5,125
Earnings per share, basic	0.66	0.66	0.59	0.44	0.49
Earnings per share, diluted	0.62	0.62	0.56	0.41	0.46
Profitability (%)
Return on average assets	1.06	1.14	1.12	0.89	1.07
Return on average equity	13.58	14.48	12.90	9.82	11.25
Return on average tangible common equity	14.33	15.35	14.36	11.01	12.70
Efficiency ratio	53.65	52.58	52.91	54.96	52.85
Net Interest margin (1)	3.19	3.33	3.56	3.39	3.60
Balance Sheet Data ($):
Loans (including HFS)	1,680,877	1,567,537	1,433,623	1,317,905	1,138,492
Loan loss reserve	15,590	14,253	12,676	11,587	9,744
Cash	55,749	72,050	62,054	52,394	47,658
Securities	905,806	909,531	746,781	734,038	756,554
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets	1,650	1,792	1,946	2,107	2,249
Assets	2,703,195	2,607,101	2,300,094	2,167,792	2,002,538
Deposits	2,217,954	2,249,735	1,953,573	1,814,039	1,714,594
Liabilities	2,493,551	2,402,825	2,108,184	1,978,976	1,814,928
Total equity	209,644	204,276	191,910	188,816	187,610
Common equity	209,644	204,276	191,910	178,816	177,610
Tangible common equity	198,870	193,360	180,840	167,585	166,237
Asset Quality (%)
Nonperforming loans/ total loans (2)	0.10	0.10	0.12	0.25	0.07
Nonperforming assets / total loans(2) + foreclosed assets	0.10	0.12	0.14	0.27	0.09
Loan loss reserve / loans(2)	0.94	0.92	0.89	0.89	0.87
Net charge-offs / average loans	0.01	0.00	0.01	0.01	0.00
Capital (%)
Tangible common equity to tangible assets	7.39	7.45	7.90	7.77	8.35
Leverage ratio	7.15	7.33	7.69	8.48	8.90
Common equity Tier 1 ratio	9.09	9.22	9.60	10.08	11.03
Tier 1 risk-based capital ratio	9.09	9.22	9.60	10.51	11.52
Total risk-based capital ratio	12.66	12.93	12.49	11.21	12.18

(1)	Net interest margins shown in the table above do not include tax-equivalent adjustments.
(2)	Total loans in this ratio exclude loans held for sale.

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

Other Events

On November 3, 2016, the Bank entered into an informal agreement with the Federal Reserve Bank of Atlanta (“Reserve Bank”) and the Tennessee Department of Financial Institutions (“TDFI”) in the form of a Memorandum of Understanding (“MOU”). Under the terms of the MOU, the Bank agreed, among other things, to (1) enhance and periodically update its Commercial Real Estate (“CRE”) concentration risk management policy; (2) augment credit risk management practices; and (3) enhance capital and liquidity plans. The Bank has also agreed that it will seek prior written approval of the Reserve Bank and the TDFI to pay dividends to the Company, which dividends are used primarily for the purpose of servicing the Company’s subordinated debt.

The Company also expects to execute an agreement with the Board of Governors of the Federal Reserve System (the “Agreement”) under section 4(m)(2) of the Bank Holding Company Act, which will include specific actions designed to address the Bank’s risk profile and to strengthen the underlying condition of the Bank. Until the Bank and Company satisfy the requirements of the MOU and the Agreement, any plans for business combinations or location expansion will be limited and subject to prior written approval from the appropriate regulatory body.

Management believes the effect of these regulatory actions will not have a material impact on the Bank’s ability to continue to serve its customers and communities. In addition, the company’s ongoing investment in its people and technology has and will continue to support solid growth, asset quality measures, and safety and soundness standards.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended September 30, 2016, net interest income was estimated to decrease 1.14% and 4.20% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 5.71% and 16.91% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of September 30, 2016.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	60,738	-12,360	-16.91%
-100	68,923	-4,175	-5.71%
Base	73,098	—	0.00%
+100	72,266	-832	-1.14%
+200	70,030	-3,067	-4.20%
+300	67,468	-5,630	-7.70%
+400	65,627	-7,470	-10.22%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, as supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, other than the additional disclosure of the risk factors listed below.

We are Required to Comply with the Terms of a Memorandum of Understanding (“MOU”) that the Bank has Entered into with the Reserve Bank and the TDFI, and Lack of Compliance Could Result in Additional Regulatory Actions.

On November 3, 2016, the Bank entered into an MOU with the Reserve Bank and the TDFI. Under the terms of the MOU, the Bank agreed, among other things, to enhance its policies, practices and processes to reflect the Bank’s increasingly complex business model and risk profile. The Bank has also agreed that it will seek prior written approval of the Reserve Bank and the TDFI to pay dividends to the Company, which dividends are used primarily for the purpose of servicing the Company’s subordinated debt.

The MOU will remain in effect until stayed, modified, terminated or suspended by the Reserve Bank and the TDFI. Management has been actively implementing plans and processes to comply with the requirements of the MOU. The Reserve Bank and the TDFI may determine in their sole discretion that the matters covered by the MOU have not been addressed satisfactorily, which could result in limitations on our business, including restricting growth and requiring increased capital, and negatively affect our ability to implement our business plan or the value of our common stock, as well as our financial condition, liquidity and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the third quarter of 2016 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
07/22/2016	500	Warrants Exercised	$12.00	$6,000.00
	500	Warrants Exercised	$12.00	$6,000.00
	125	Warrants Exercised	$12.00	$1,500.00
07/28/2016	4,000	Options Exercised	$10.00	$40,000.00
	6,000	Options Exercised	$11.75	$70,500.00
	1,296	Options Exercised	$10.00	$12,960.00
	600	Options Exercised	$13.00	$7,800.00
	480	Options Exercised	$13.50	$6,480.00
	290	Options Exercised	$20.69	$6,000.10
08/03/2016	401	Options Exercised	$8.57	$3,436.57
08/04/2016	877	Options Exercised	$8.57	$7,515.89
08/09/2016	7,500	Options Exercised	$10.00	$75,000.00
	781	Options Exercised	$10.00	$7,810.00
	1,719	Options Exercised	$10.00	$17,190.00
08/10/2016	50	Warrants Exercised	$12.00	$600.00
08/12/2016	7,500	Options Exercised	$10.00	$75,000.00
	2,313	Options Exercised	$11.75	$27,177.75
	2,225	Options Exercised	$10.00	$22,250.00
	3,500	Options Exercised	$10.50	$36,750.00
	4,500	Options Exercised	$12.00	$54,000.00
	1,229	Options Exercised	$13.00	$15,977.00
	819	Options Exercised	$13.50	$11,056.50
	438	Options Exercised	$20.69	$9,062.22
08/16/2016	1,141	Options Exercised	$11.75	$13,406.75
	652	Options Exercised	$10.00	$6,520.00

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
	1,139	Options Exercised	$10.50	$11,959.50
08/17/2016	839	Options Exercised	$10.00	$8,390.00
08/18/2016	1,842	Options Exercised	$10.00	$18,420.00
	12	Options Exercised	$10.50	$126.00
08/25/2016	2,680	Options Exercised	$11.75	$31,490.00
	60	Options Exercised	$11.75	$705.00
	398	Options Exercised	$10.50	$4,179.00
	106	Options Exercised	$20.69	$4,179.00
08/26/2016	2,526	Options Exercised	$10.50	$26,523.00
08/29/2016	839	Options Exercised	$10.00	$8,390.00
08/30/2016	4,569	Options Exercised	$11.75	$53,685.75
09/01/2016	125	Warrants Exercised	$12.00	$1,500.00
09/06/2016	839	Options Exercised	$10.00	$8,390.00
	838	Options Exercised	$10.00	$8,380.00
09/07/2016	1,000	Options Exercised	$10.00	$10,000.00
09/08/2016	1,000	Options Exercised	$10.00	$10,000.00
	1,000	Options Exercised	$10.00	$10,000.00
	10	Options Exercised	$10.00	$100.00
	990	Options Exercised	$10.00	$9,900.00
	125	Warrants Exercised	$12.00	$1,500.00
09/12/2016	1,000	Options Exercised	$10.00	$10,000.00
09/13/2016	6,196	Options Exercised	$10.50	$65,058.00
09/16/2016	500	Warrants Exercised	$12.00	$6,000.00
	750	Warrants Exercised	$12.00	$9,000.00
09/20/2016	1,278	Options Exercised	$8.57	$10,952.46
	125	Warrants Exercised	$12.00	$1,500.00

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

November 9, 2016	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith