Form 10-K
period 2016-12-31
Franklin Financial Network Inc.
filed 2017-03-16
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016 was $304,542,479.36 (computed on the basis of $31.36 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of February 28, 2017 was 13,059,162.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 25, 2017.

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

As of December 31, 2016, we had consolidated total assets of $2.9 billion, total loans, including loans held for sale, of $1.8 billion, total deposits of $2.4 billion and total equity of $270.4 million.

Our principal executive office is located at 722 Columbia Avenue, Franklin, Tennessee 37064-2828, and our telephone number is (615) 236-2265. Our website is www.franklinsynergybank.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein.

Our History and Growth

We were formed as a Tennessee corporation in April 2007 and commenced banking operations through the newly-formed Franklin Synergy Bank in November 2007. We were established with the initial objective of building a locally-managed commercial bank to service the needs of Franklin, Tennessee and the greater Williamson County area. Our mission statement is to build a legacy company by creating shareholder value, cultivating strong customer relationships and fostering an extraordinary team of directors, officers and employees. We were formed by a core management team of veteran bankers based in Middle Tennessee led by our Chairman and Chief Executive Officer, Richard Herrington. Many of our founders built Franklin Financial Corporation (which is not directly affiliated with our company), which was founded in 1988, and grew the newly-formed real estate-oriented bank to nine branches and $785 million in assets as of June 30, 2002, before announcing the sale of the bank to Fifth Third Bancorp, Inc. in July 2002. Mr. Herrington and certain members of this management team subsequently joined Cumberland Bancorp, Inc. (later renamed Civitas BankGroup, Inc.), a troubled Tennessee-based bank holding company, in December 2002, to lead its restructuring. The team led a dramatic improvement of Cumberland’s asset quality and profitability, by decreasing nonperforming loans to total loans from 2.25% in 2003 to 0.31% in 2006 and growing net income from $1.1 million in 2003 to $6.7 million in 2006, before it was acquired by Greene County Bancshares, Inc. in May 2007.

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

Our Market

We operate 12 branches in Williamson and Rutherford Counties and one loan production office within the Nashville metropolitan area. Our markets are among the most attractive, both in Tennessee, and the Southeast, and compare favorably to some of the more well-known and higher-profile markets in the U.S., although our markets are not dependent on commodity pricing. We believe that our focus on, and success in, growing market share in Williamson and Rutherford Counties will enhance our long-term value and profitability compared to financial institutions of our size in other regions of the country. The markets in which we operate are characterized by strong demographics including high incomes, increasing population, a growing workforce and unemployment that tends to be below the national rate.

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

By continuing to offer several value-added products and services within our core areas of strength, such as mortgage lending and wealth management, to invest in technology to improve our systems and the customer experience, and to leverage strong relationships with consumers, professionals, local governments and businesses within our community, we believe we can gain greater market share, which will improve our operational efficiency and increase profitability. As evidence of the success of our strategy, our deposit market share in Williamson County has increased from 3.4% in 2009 to a market-leading deposit share of approximately 25.8% per the Federal Deposit Insurance Corporation’s (“FDIC’s”) Summary of Deposits report as of June 30, 2016, despite the presence of more institutions competing for deposits.

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

Well Positioned in Attractive Markets

We believe that we are well positioned to grow our business profitably in the demographically attractive and growing markets within the Nashville metropolitan area in which we operate. We believe that our target market segments, small to medium size for profit businesses and the consumer base working or living in and near our geographical footprint, demand the convenience and personal service that a smaller, independent financial institution such as we can offer. We believe the heavy out-of-state banking presence (out-of-state super-regional and national financial institutions control approximately 62.3% of local deposits in the Nashville-Davidson-Murfreesboro-Franklin metropolitan statistical area (the “Nashville MSA”)) provides an opportunity for a strong local bank like us to add greater market share from customers who are looking for more personal banking services and a more customer-friendly experience. Through our efforts to expand our deposit base, we currently have the largest market share of deposits in Williamson County.

Experienced Management Team

We have an experienced management team with a history of working together in our target markets and a track record of delivering growth and shareholder value. Many members of our executive leadership team have been with us since inception and many have worked together at previous banks, including both large financial institutions and community banks. Our Chief Executive Officer, President, Chief Mortgage Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer have worked in our local market for a number of years and have experienced a variety of economic cycles. This deep local experience has given us the ability to understand and react to market changes and maintain strong profitability and growth without sacrificing asset quality.

Our management team has a proven track record of delivering shareholder value. Richard Herrington co-founded Franklin Financial Corporation (Franklin National Bank) in 1988, where he and his management team grew assets by a compound annual growth rate (“CAGR”) of 27.5% from 1995 – 2002 and positioned the bank to eventually be sold to Fifth Third Bancorp, Inc., which was announced in 2002 and closed in 2004, for 5.4 times tangible book value. According to SNL Financial, this multiple represents the 9th highest price to book multiple for all bank transactions announced in the past 20 years where deal value was in excess of $50 million. He then served as Chief Executive Officer at Cumberland Bancorp, Inc. (later renamed Civitas BankGroup, Inc.), where he and his team restructured the bank and significantly bolstered profitability, growing net income by a CAGR of 82% from 2003 – 2006, before selling the bank to Greene County Bancshares, Inc. in 2007 for 3.0 times tangible book value.

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

Successful Balance of Growth and Profitability

We understand the importance of successfully balancing growth and profitability with asset quality to enhance shareholder value. The following highlights the key aspects of our approach to maintaining this balance:

•	Consistent, Strong and Disciplined Growth. Our approach balances both disciplined growth and profitability. Our community-focused business model has resulted in loan growth with a CAGR of 41% from December 31, 2009 to December 31, 2016. Since opening in 2007, we have expanded into the very attractive Rutherford County market, and we have added a loan production office in Davidson County. Additionally, we have increased focus on small business lending and have grown our commercial and industrial (“C&I”) loans, which represent approximately 21% of our portfolio at December 31, 2016, by a CAGR of nearly 69% since 2009. We have grown our deposit market share in Williamson County and are the top local financial institution in the county by deposits with a market share of nearly 26%. Our growth has resulted in improved profitability, as reflected by return on average assets increasing from negative in 2009 to 1.10% for 2016.

•	Disciplined Credit Risk Management. Our robust approach to risk management has enabled growth of our loan portfolio without compromising credit. Our credit risk management strategy is based on prudent underwriting criteria and local knowledge. Our lending decisions are centralized and committee-focused, with committees meeting multiple times per week. We are collateral lenders, with strong focus on secondary sources of repayment, especially collateral based in Williamson and Rutherford Counties. As a result of the implementation of our risk management strategy, less than 2% of our total loans are unsecured.

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

Wealth Management/Trust Services

As a result of the MidSouth acquisition, the Bank has increased its capacity to provide wealth management services, including trust services, as the Bank is now authorized to exercise trust powers, which provides the Bank with a competitive advantage. As of December 31, 2016, our wealth management and trust services division managed $323.7 million in assets.

Other Products and Services

In order to meet all financial needs of the customers, the Bank offers retirement planning, financial planning, investment services and insurance products through its financial services department. Some of these products may be outsourced through relationships with other financial institutions.

Recent Trends

From a financial perspective, management believes the Bank has reached key milestones significantly faster than most banks in the United States during their first nine full years of operation. As of December 31, 2016, the Bank had $1.8 billion in loans, including loans held for sale; assets of $2.9 billion, $2.4 billion in deposits, $270.4 million of equity, and was number one in deposit market share in Williamson County based on deposits at June 30, 2016. On November 16, 2016, we launched a secondary public offering for our common stock. In the offering, we issued 2,242,500 shares of our common stock at a price of $32.00 per share. The secondary public offering was completed during November 2016.

Management addresses changes in banking over recent years and embarks on new initiatives as appropriate. In the past, banks needed branches on every corner; today that is considered an outdated way of doing business. Many of the Bank’s customers like to visit with personnel at the Bank, and the Bank will continue to offer a welcoming environment. Other customers prefer to bank online and through mobile channels. The Bank provides a full range of banking products and services designed to attract all types of customers.

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

Local businesses are important to the Bank. The Bank has many products that can help its corporate customers become more profitable, including sweep accounts, credit card processing, remote capture and automated lock box. A unique offering is workplace banking, which allows employers to offer a special banking benefits package to their employees. The Bank also can meet the borrowing needs of businesses through traditional working capital loans, as well as accounts receivable loans and business expansion loans. One of the Bank’s specialties is customizing services to the unique needs of the business.

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

FFN currently has eight directors and the Bank currently has 11 directors, and as of December 31, 2016, we and our bank subsidiary had 267 full-time employees and one part-time employee. We consider our relationship with our employees to be excellent. Furthermore, we are not subject to any collective bargaining agreements.

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

The Board of Directors of the Bank also has established an investment policy that guides the Bank officers in determining the investment portfolio of the Bank. Other policies include a code of ethics, audit policy, loan policy, fair lending, compliance, bank secrecy, personnel and information system policies.

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

The Bank is a fair and equal credit lender. Management’s lending objectives are to make credit products available to all segments of the Bank’s market and community. Williamson County has one moderate census tract, Davidson County has thirty-eight moderate income census tracts and twenty-nine low income tracts, and Rutherford County has seven moderate census tracts and two low census tracts. Products are being developed and marketed to individuals and businesses located in those census tracts.

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

As a bank holding company, FFN is required to file with the Federal Reserve semi-annual reports and such additional information as the Federal Reserve may require. The Federal Reserve may also make examinations of FFN and its non-bank affiliates.

According to federal law and Federal Reserve policy, bank holding companies are expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking or thrift subsidiary of FFN or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of FFN may be assessed for the FDIC’s loss, subject to certain exceptions.

Regulation Y generally requires persons acting directly or indirectly or in concert with one or more persons to give the Federal Reserve 60 days advanced written notice before acquiring control of a bank holding company. Under the regulation, control is defined as the ownership or control with the power to vote 25% or more of any class of voting securities of the bank holding company. The regulation also provides for a presumption of control if a person owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities. A bank holding company may be limited to ownership of 5% ownership of voting securities. If the person or persons making the acquisition is a company, prior approval from the Federal Reserve may be required.

Various federal and state statutory provisions limit the amount of dividends subsidiary banks can pay to their holding companies without regulatory approval. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve may also order a bank holding company to terminate an activity or control of a non-bank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles. Furthermore, the Tennessee Department of Financial Institutions (“TDFI”) also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the bank holding company and its subsidiaries are well-capitalized and well managed.

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

Capital Guidelines

The Federal Reserve has issued risk-based capital guidelines for bank holding companies and member banks. Under the guidelines, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk-based capital ratio of 10% or greater. At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier 1 capital”). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital, and a limited amount of loan loss reserves (“Tier 2 capital”). The Bank is subject to similar capital requirements adopted by the Federal Reserve. In addition, the Federal Reserve and the FDIC have adopted a minimum leverage ratio (Tier 1 capital to total assets) of 3% or 4% based on supervisory considerations. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% or 4%, as applicable, plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

In July 2013, the federal banking regulators, in response to the statutory requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted regulations implementing the Basel Capital Adequacy Accord (“Basel III”), which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks must hold as a cushion against losses and insolvency. The new minimum capital to risk-weighted assets (“RWA”) requirements are a Common Equity Tier 1 Capital ratio of 4.5% and a Tier 1 Capital ratio of 6.0%, and a Total Capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule also changes the definition of capital, mainly by adopting stricter eligibility criteria for regulatory capital instruments, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from Common Equity Tier 1 Capital.

Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2016 is 0.625%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

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

The new minimum capital requirements of Basel III were effective on January 1, 2015, whereas the capital conservation buffer and the deductions from Common Equity Tier 1 Capital phase in over time. Similarly, nonqualifying capital instruments phase out over time, except as described above.

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

Tennessee Banking Act; Federal Deposit Insurance Act

The Bank is incorporated under the banking laws of the State of Tennessee and, as such, is subject to the applicable provisions of those laws. The Bank is subject to the supervision of the TDFI and to regular examination by that department. The Bank is a member of the Federal Reserve and therefore is subject to Federal Reserve regulations and policies and is subject to regular exam by the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund, or “DIF,” and the Bank is, therefore, subject to the provisions of the Federal Deposit Insurance Act (“FDIA”).

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

The Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011-2013 and continue to be implemented through regulations being adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework. Many of the Dodd-Frank Act provisions are stated to only apply to larger financial institutions and do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Other provisions that have impacted or will impact the Bank:

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

On March 15, 2016, the FDIC adopted a rule in accordance with provisions of the Dodd-Frank Act that requires large institutions to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. Since the Reserve Ratio has reached 1.15%, the FDIC will collect assessment surcharges from large institutions. Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the Reserve Ratio to 1.35%. On April 26, 2016, the FDIC Board of Directors approved the final rule to improve the deposit insurance assessment system for established small insured depository institutions (generally, those banks with less than $10 billion in total assets that have been insured for at least five years). The final rule was effective July 1, 2016. Since the reserve ratio of the DIF reached 1.15 percent before that date, the final rule determined assessment rates beginning July 1, 2016. Effective July 1, 2016, the initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points. Total base assessment rates after possible adjustments were reduced from 2.5 to 45 basis points to 1.5 to 40 basis points. Although the base assessment rates were reduced, the assessment calculation includes pricing adjustments for certain financial ratios that relate to asset growth, loan mix, funding ratios, and nonperforming assets, which in the case of the Bank, have adversely impacted the Company’s earnings due to increased premium assessments. Additional increases in premiums will impact FFN’s earnings adversely. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

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

Other Regulations

Interest and other charges that our subsidiary bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.

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

Recent Developments

Civic Acquisition

As previously disclosed in the Current Report on Form 8-K of FFN, which was filed on December 14, 2015, FFN and the Bank entered into an Agreement and Plan of Reorganization and Bank Merger (the “Merger Agreement”) with Civic Bank & Trust (“Civic”), a Tennessee banking corporation, on December 14, 2015. Under the terms of the Merger Agreement, Civic will merge with and into the Bank, with the Bank as the surviving Tennessee banking corporation (the “Civic Merger”). On May 9, 2016, FFN, the Bank and Civic amended the Merger Agreement solely to (i) extend the termination date set forth in the Merger Agreement until March 31, 2017, subject to extension by FFN until June 30, 2017, if FFN has provided Civic with evidence reasonably satisfactory to Civic that an application for approval of the merger has been filed with and accepted for processing by the Federal Reserve on or before March 31, 2017, and (ii) increase the cap on Civic’s transaction expenses from $650,000 to $775,000. FFN and Civic have determined that additional time will be required to obtain regulatory approvals and to satisfy various closing conditions necessary to complete the merger. FFN has learned that federal bank regulators have identified concerns during the course of routine supervisory activities regarding the robustness of the Bank’s procedures, systems and processes related to certain of its compliance programs, given the rapid growth and increasing complexity of the Bank. The Bank is proactively reviewing and supplementing its procedures, systems and processes related to its compliance programs and recruiting experienced compliance personnel to address such concerns.

New Offices and Branches

During 2016, the Bank opened a new branch in Nolensville, Tennessee in Williamson County, located at 7177 Nolensville Pike, Suite A-3, Nolensville, Tennessee 37135, relocated a loan production office to Music Row at 33 Music Square West, Unit 110B, Nashville, Tennessee 37203, and opened a new mortgage loan operations facility, on the campus of its headquarters at 722 Columbia Avenue, Franklin, Tennessee 37064.

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

Competition For Deposits and Loans Is Expected To Be Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions

The commercial banking industry in Williamson County, Tennessee consists of 33 banks and two savings and loan institutions, with 102 total offices and total deposits of $7.8 billion as of June 30, 2016, which is the most recent date such information has been released by the FDIC. The commercial banking industry in Rutherford County, Tennessee consists of 22 banks and no savings and loan institutions, with 76 total offices and total deposits of $3.7 billion as of June 30, 2016, which is the most recent date such information has been released by the FDIC. Offices affiliated with out-of-state financial institutions have entered Tennessee in recent years to offer all financial services, including lending and deposit gathering activities. Also, changes to laws on interstate banking and branching now permit banks and bank holding companies headquartered outside Tennessee to move into Williamson County and Rutherford County more easily. In addition, there are credit unions, finance companies, securities brokerage firms, and other types of businesses offering financial services. Technological advances and the growth of e-commerce have made it possible for non-financial institutions to offer products and services that traditionally have been offered by banking institutions. Competition for deposit and loan opportunities in our market area is expected to be intense because of existing competitors and the geographic expansion into the market area by other institutions. See “BUSINESS—Supervision and Regulation.” No assurance can be given that we will be successful in our efforts to compete with other such institutions.

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

The Bank Depends on Its Ability to Attract Deposits

The acquisition of local deposits is a primary objective of the Bank. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. In addition to the traditional deposit accounts solicited in its community, the Bank also solicits local deposits through the Internet and will offer Internet-only deposit accounts to supplement traditional depository accounts. The Bank is a member of the FHLB for use as a general funding source and may use Internet funds and brokered deposits to balance funding needs. The ability of the Bank to accept brokered deposits is dependent on its ability to remain “well capitalized.”

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

As of December 31, 2016, approximately 78% of the Bank’s total loans were real-estate secured. One-to-four family residential properties accounted for 23% of the Bank’s portfolio, owner-occupied commercial real estate was 9% and other commercial real estate was 9% of the total loan portfolio. Total construction and land development lending accounted for 35% of total loans with residential construction lending totaling 16%, commercial construction lending totaling 5% and land development lending totaling 7%. Other real estate lending, including multi-family and farmland, accounted for 2% of the total loan portfolio. A sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the state of Tennessee, or more specifically the Bank’s market area in Williamson County and Rutherford County in Middle Tennessee, could adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

The Obligations Associated with Being a Public Company Require Significant Resources and Management Attention, Which Could Increase Our Costs of Operations and May Divert Focus from Our Business Operations

As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also incur significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange (“NYSE”) or any exchange on which our common stock may be listed in the future could increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

If we identify material weaknesses in our internal control over financial reporting in the future and we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

Our Loan Portfolio Includes a Meaningful Amount of Real Estate Construction and Development Loans, Which Have a Greater Credit Risk Than Residential Mortgage Loans

The percentage of loans in real estate construction and development in our portfolio was approximately 28% of total loans at December 31, 2016. These loans make up approximately 32% of our non-performing loans at December 31, 2016. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loan types deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices in the Middle Tennessee area as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets (“NPAs”), increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. See “BUSINESS—Supervision and Regulation.” The Dodd-Frank Act established, among other requirements, a new financial industry regulator, the CFPB, to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting “unfair, deceptive, or abusive acts or practices” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are examining proposing new rules on overdrafts and other consumer financial products or services and if any such rule limits our ability to provide such financial products or services it may have an adverse effect on our business. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Dodd-Frank Act. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed or amended. We cannot predict with any degree of certainty what impact, if any, these or future reforms will have on our business, financial condition, or results of operations.

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

The Impact of the Changing Regulatory Capital Requirements and Capital Rules Is Uncertain

Under rules adopted by the Federal Reserve and FDIC, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules became effective as to FFN and the Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a Common Equity Tier 1 Capital ratio of 4.5%; (ii) a Tier 1 Risk-Based Capital ratio of 6%; (iii) a total Risk-Based Capital ratio of 8%; and (iv) a Tier 1 Leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (being phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a Common Equity Tier 1 Risk-Based Capital ratio of 7.0%, (ii) a Tier 1 Risk-Based Capital ratio of 8.5%, and (iii) a total Risk-Based Capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Federal and State Regulators Periodically Examine Our Business and We May Be Required to Remediate Adverse Examination Findings

The Federal Reserve, the FDIC, and the TDFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are Required to Comply with the Terms of a Memorandum of Understanding (“MOU”) that the Bank has Entered into with the Federal Reserve Bank of Atlanta (“Reserve Bank”) and the TDFI, and Lack of Compliance Could Result in Additional Regulatory Actions.

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

Our Growth May Be Limited by Regulatory Restrictions

In addition to the MOU discussed above, the Company has executed an agreement with the Board of Governors of the Federal Reserve System under section 4(m)(2) of the Bank Holding Company Act (the “Agreement”), which includes specific actions designed to address the Bank’s risk profile and to strengthen the underlying condition of the Bank. Until FFN and the Bank satisfy the requirements of the MOU and the Agreement, any plans for business combinations, including our ability to close our pending merger with Civic, or location expansion will be limited and subject to prior written approval from the appropriate regulatory body. In the future, we may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our common stock.

Our FDIC Deposit Insurance Premiums and Assessments May Increase

The deposits of our subsidiary bank are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiary to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to the Civic Merger

Regulatory Approvals May Not Be Received, May Continue to Take Longer Than Expected or May Impose Conditions That Are Not Presently Anticipated or Cannot Be Met

We have not received the regulatory approvals required to consummate the Civic Merger. Before the transactions contemplated in the Merger Agreement may be completed, including the Civic Merger, prior approval of our applications and notices filed with the FRB and TDFI must be obtained. These governmental agencies may impose additional conditions on the completion of the Civic Merger or require changes to the terms of the Merger Agreement. Such conditions or changes could have the effect of further delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting the Bank’s or Civic’s revenues, any of which might have a material adverse effect on FFN following the Civic Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

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

The market price of FFN’s common stock at the time the Civic Merger is completed may vary from the price of FFN’s common stock on the date the Merger Agreement was executed and/or on the date of the Civic special meeting as a result of various factors that are beyond the control of FFN and Civic, including but not limited to general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. In addition to the approval of the Merger Agreement by Civic shareholders, completion of the Civic Merger is subject to satisfaction of other conditions that may not occur until after the Civic special meeting. Therefore, at the time of the Civic special meeting Civic shareholders will not know or be able to calculate the precise consideration they will receive at the effective time of the Civic Merger.

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

Further, FFN, the Bank and Civic entered into the Merger Agreement with the expectation that the Civic Merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross-selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the Civic Merger is subject to a number of uncertainties, including whether FFN integrates Civic in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact FFN’s business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The Combined Company Will Incur Significant Transaction and Merger-Related Costs in Connection With the Merger

FFN and Civic expect to incur costs associated with combining the operations of Civic and the Bank. FFN and Civic will need to collect additional information in order to formulate detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of FFN and Civic. Although FFN and Civic expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the Civic Merger is consummated, FFN and Civic will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the Civic Merger. Completion of the Civic Merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including approval by federal and state banking regulators.

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

An Active, Liquid Market for Our Common Stock May Not Develop or Be Sustained, Which May Impair the Ability of Our Shareholders to Sell Their Shares

We listed our common stock on the NYSE on March 26, 2015 under the symbol “FSB” in connection with our initial public offering. Even though our common stock is now listed , there is limited trading volume and an active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. If an active, liquid trading market for our common stock does not develop, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

The Market Price of Our Common Stock May Fluctuate Significantly

The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the public reaction to our press releases, other public announcements or statements and our filings with the SEC;

•	perceptions in the market place involving our competitors and/or us;

•	changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•	regulatory actions that impact us, including actions taken by the Federal Reserve and the TDFI;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover or continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our performance as compared to those estimates;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving our competitors or us;

•	the trading volume of our common stock;

•	future sales of our common stock;

•	our treatment as an “emerging growth company” under federal securities laws;

•	additions or departures of key personnel;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	failure to integrate acquisitions or realize anticipated benefits from our acquisitions;

•	rapidly changing technology; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the bank and non-bank financial services industries.

If any of the foregoing occurs, it could cause our stock price to fall and expose us to litigation that, even if our defense is successful, could distract management and be costly to defend.

Shares of Our Common Stock Are Subject to Dilution and the Market Price of Our Common Stock Could Decline Due to the Number of Outstanding Shares of Our Common Stock Eligible for Future Sale

Actual or anticipated issuances or sales of additional amounts of our common stock in the future could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would dilute the percentage ownership interest held by shareholders prior to such issuance. As of December 31, 2016, we had 13,036,954 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 2,640,000 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by “affiliates” (as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)), may be sold publicly only in compliance with certain limitations. In addition, 2,766,191 shares of our outstanding common stock were issued pursuant to a registration statement on Form S-4 in connection with the acquisition of MidSouth Bank in July 2014 and are freely tradable. On October 28, 2015, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,000,000 shares of our common stock for issuance under our 2007 Omnibus Equity Incentive Plan. In addition, on November 30, 2015, we filed a registration statement on Form S-3 under the Securities Act to register, among other things, an aggregate of 1,690,598 shares of our common stock held by our existing shareholders that are currently freely tradable. On November 21, 2016, we issued 2,242,500 shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3. The remaining shares of our common stock may be sold in the market over time in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

The Rights of Our Common Shareholders Are Subordinate to the Rights of the Holders of Our Outstanding Subordinated Notes and Any Debt Securities That We May Issue in the Future and May Be Subordinate to the Holders of Any Class of Preferred Stock That We May Issue in the Future

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our outstanding indebtedness, including our outstanding March 2016 Notes and our June 2016 Notes, and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Additionally, our Board of Directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock and to determine the terms of each issue of preferred stock without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock and could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Upon our voluntary or involuntary dissolution, liquidation, or winding up of affairs, holders of shares of our common stock will not receive a distribution, if any, until after the payment in full of our debts and other liabilities, and the payment of any accrued but unpaid dividends and any liquidation preference on outstanding shares of preferred stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

We Cannot Ensure When or If We Will Pay Dividends

Our ability to pay dividends is highly dependent on the Bank’s ability to pay dividends and may be limited based upon regulatory restrictions and based upon our earnings and capital needs. The Bank is subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. On November 3, 2016, the Bank entered into an informal agreement with the Reserve Bank and the TDFI in the form of a MOU. Under the terms of the MOU, the Bank agreed, among other things, to seek prior written approval of the Reserve Bank and the TDFI to pay dividends to FFN, which dividends are used primarily for the purpose of servicing FFN’s subordinated debt. As a result, we cannot project or guarantee when dividends will be declared in the future, if at all. Our Board of Directors has also decided to not pay dividends on common stock at this time.

We May Require Additional Capital

The Board of Directors believes that the current level of capital will be adequate at the present time to sustain the operations and projected growth of FFN and the Bank and to enable FFN to service its debt. If FFN or the Bank fails to achieve sufficient financial performance (including as a result of significant provision expense as a result of deterioration in asset quality) or if the assets of the Bank grow more quickly than projected, management may determine, or government regulators may require, FFN or the Bank to raise additional capital. In the event FFN or the Bank falls below certain regulatory capital adequacy standards, they may become subject to regulatory intervention and restrictions. Although the Bank is currently “well capitalized,” under the terms of the MOU, the Bank agreed, among other things, to enhance its capital and liquidity plans. We can give no assurance that such additional capital is available at prices that will be acceptable to us, if at all. In the event of the issuance of additional shares, then current shareholders will not have the first right to subscribe to new shares (preemptive rights), so their ownership percentage may be diluted in the future. In addition, if FFN is not able to maintain sufficient capital at the holding company and the payment of dividends by the Bank to FFN is not approved by the Reserve Bank and the TDFI, it may be unable to service its debt.

We Face Risks Related to Our Commercial Real Estate Loan Concentrations

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2016, approximately 56% of our loan portfolio consisted of CRE loans, including 28% of construction and land development (“CLD”) loans, which present additional risks including underwriting risks, project risks and market risks. The banking regulators give CRE lending greater scrutiny, and in connection with the MOU, has required us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring a re-assessment of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. In addition, while we believe we have appropriate systems in place to underwrite and monitor the risks associated with CLD loans, if these systems do not adequately protect us from these risks, we could incur losses that exceed our reserves for such losses, which could adversely impact our earnings.

If We Are Unable to Decrease Our Use of Out of Market and Brokered Deposits, Our Costs May Be Higher Than Expected

Although we are increasing our effort to decrease our use of non-core funding sources, we can offer no assurance that we will be able to increase our market share of core-deposit funding in our highly competitive service areas. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2016, we had approximately $466.4 million in out of market brokered deposits, which represented approximately 19.5% of our total deposits. The cost of out of market and brokered deposits typically exceeds the cost of deposits in our local markets which will decrease our net income. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these types of deposits or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

We Are an Emerging Growth Company and We Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make Our Common Stock Less Attractive to Investors

We are an emerging growth company. For as long as we continue to be an emerging growth company, among other things, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years following the effectiveness of our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Anti-Takeover Provisions Could Adversely Affect Our Shareholders

Tennessee law and provisions contained in our charter, as amended, and our amended and restated bylaws could make it difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. For example, our charter, as amended, authorizes our Board of Directors to determine the designation, preferences, limitations and relative rights of unissued preferred stock, without any vote or action by our shareholders. As a result, our Board of Directors could authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock or with other terms that could impede the completion of a merger, tender offer or other takeover attempt. In addition, certain provisions of Tennessee law, including a provision which restricts certain business combinations between a Tennessee corporation and certain interested shareholders, may delay, discourage or prevent an attempted acquisition or change in control of our company that some or all of our shareholders might consider to be desirable. As a result, efforts by our shareholders to change the direction or management of our company may be unsuccessful.

The ability of a third party to acquire us is also limited under applicable banking regulations. With certain limited exceptions, federal regulations prohibit a person, a company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or policies without prior notice or application to and the approval of the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FFN’s and the Bank’s main office and headquarters operation is located at 722 Columbia Avenue, Franklin, Tennessee 37064. This location is leased by the Bank. The Bank operates branches at the following locations: 3359 Aspen Grove Drive, Suite 100, Franklin, Tennessee 37067; 134 Pewitt Drive, Suite 100, Brentwood, Tennessee 37027; 1015 Westhaven Blvd., Suite 150, Franklin, Tennessee 37064; 40 Moss Lane, Suite 100, Franklin, Tennessee 37064; 2035 Wall Street, Spring Hill, Tennessee 37174; 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135; One East College Street, Murfreesboro, Tennessee 37130; 724 President Place, Smyrna, Tennessee 37167; 2415 Memorial Boulevard, Murfreesboro, Tennessee 37129; 2782 South Church Street, Murfreesboro, Tennessee 37127; and 2610 Old Fort Parkway, Murfreesboro, Tennessee 37128. The Bank also operates a mortgage loan office at 123 East College Street, Murfreesboro, Tennessee 37130, and a loan production office at 33 Music Square West, Nashville, Tennessee 37203. Twelve of these locations are leased by the Bank; two are owned. Certain lease agreements for these properties are with entities owned by related parties of FFN and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock began trading on the New York Stock Exchange (“NYSE”) on March 26, 2015, under the ticker symbol “FSB”. Prior to March 26, 2015, our common stock traded on the OTCQB of the OTC Markets Group. The following table sets forth the range of high and low sale prices of our common stock as reported on the NYSE and OTCQB, as applicable, for the periods indicated since January 1, 2015. The OTCQB prices during the first quarter of 2015 as reflected in the table below reflect sporadic, limited trading of our common stock, without retail mark-up, mark-down or commissions.

	High	Low
2016
First Quarter (January 1 to March 31)	$31.62	$22.83
Second Quarter (April 1 to June 30)	$33.53	$24.80
Third Quarter (July 1 to September 30)	$37.79	$29.90
Fourth Quarter (October 1 to December 31)	$42.80	$29.85
2015
First Quarter (January 1 to March 31)	$24.00	$17.30
Second Quarter (April 1 to June 30)	$23.10	$19.25
Third Quarter (July 1 to September 30)	$26.40	$21.50
Fourth Quarter (October 1 to December 31)	$33.26	$21.79

As of February 28, 2017, we had 1,653 shareholders of record of our common stock.

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

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. The Bank currently may not pay dividends without prior written approval from its primary regulatory agencies. See “BUSINESS—Supervision and Regulation.” Under the terms of the MOU, the Bank agreed, among other things, to seek prior written approval of the Reserve Bank and the TDFI to pay dividends to FFN. In addition, in the future we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

Shares of the Company’s common stock were issued during the fourth quarter of 2016 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
10/03/2016	750	Warrants Exercised	$12.00	$9,000.00
10/13/2016	125	Warrants Exercised	$12.00	$1,500.00
11/01/2016	375	Warrants Exercised	$12.00	$4,500.00
11/16/2016	500	Warrants Exercised	$12.00	$6,000.00
11/25/2016	16,424	Options Exercised	$10.00	$164,240.00
	8,126	Options Exercised	$12.00	$97,512.00
	2,161	Options Exercised	$13.00	$28,093.00
	1,486	Options Exercised	$13.50	$20,061.00
	721	Options Exercised	$20.69	$14,917.49
12/05/2016	379	Options Exercised	$13.50	$5,116.50
	432	Options Exercised	$20.69	$8,938.08
12/07/2016	1,500	Options Exercised	$10.00	$15,000.00
	600	Options Exercised	$12.50	$7,500.00
	89	Options Exercised	$13.00	$1,157.00
	2,214	Options Exercised	$13.50	$29,889.00
	185	Options Exercised	$20.69	$3,827.65
12/08/2016	500	Options Exercised	$10.00	$5,000.00
12/12/2016	125	Warrants Exercised	$12.00	$1,500.00
12/13/2016	1,500	Options Exercised	$10.00	$15,000.00
	4,904	Options Exercised	$12.00	$58,848.00
12/14/2016	3,075	Options Exercised	$10.00	$30,750.00
	117	Options Exercised	$13.00	$1,521.00
	296	Options Exercised	$13.50	$3,996.00
	198	Options Exercised	$20.69	$4,096.62
12/15/2016	1,000	Options Exercised	$10.00	$10,000.00
12/16/2016	862	Options Exercised	$10.00	$8,620.00
	200	Options Exercised	$13.50	$2,700.00
	79	Options Exercised	$20.69	$1,634.51

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

Equity Compensation Plan Information as of December 31, 2016

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by stockholders	1,411,873	$16.64	2,014,652
Equity Compensation Plans not approved by stockholders	0	$0	0

Total	1,411,873	$16.64	2,014,652

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Franklin Financial Network, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from March 26, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the NYSE Composite Index and the KBW Regional Banks Index. The graph assumes that $100 was invested at the market close on March 26, 2015 in the common stock of Franklin Financial Network, Inc., the NYSE Composite Index and the KBW Regional Banks Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 22 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2016

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA.

The following selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, is derived from the audited consolidated financial statements of FFN.

(Amounts are in thousands, except ratios, per share data, banking locations and full time equivalent employees.)

	Year ended December 31,
	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS:
Total interest income	$99,907	$68,721	$43,432	$24,982	$20,004
Total interest expense	18,323	9,306	5,739	3,937	4,048
Net interest income	81,584	59,415	37,693	21,045	15,956
Provision for loan losses	5,240	5,030	2,374	907	1,548
Net interest income after provision for loan losses	76,344	54,385	35,319	20,138	14,408
Non-interest income	15,140	12,830	10,051	6,819	8,645
Non-interest expense	51,681	42,114	31,822	19,662	16,857
Income before income taxes	39,803	25,101	13,548	7,295	6,196
Income tax expense	11,746	9,021	5,134	2,734	2,056
Net income	28,057	16,080	8,414	4,561	4,140
Preferred stock dividend requirement	(23)	(100)	(100)	(109)	(458)
Net income available to common shareholders	$28,034	$15,980	$8,314	$4,452	$3,682

PER COMMON SHARE DATA:
Basic earnings per share	$2.56	$1.62	$1.32	$1.13	$1.03
Diluted earnings per share	$2.42	$1.54	$1.27	$1.10	$1.02
Common equity per common share outstanding	$20.73	$16.92	$14.41	$11.34	$11.42
Dividends per common share	$—	$—	$—	$—	$—
Preferred shares outstanding	—	10	10	10	10
Actual common shares outstanding	13,037	10,571	7,756	4,863	3,621
Weighted average common shares outstanding, including participating securities	10,933	9,885	6,320	3,934	3,561
Diluted weighted average common shares outstanding, including participating securities	11,608	10,390	6,557	4,038	3,624

BALANCE SHEET DATA:
Assets	$2,943,189	$2,167,792	$1,355,827	$796,374	$577,762
Loans held for sale	23,699	14,079	18,462	10,694	15,355
Loans, net of unearned income	1,773,592	1,303,826	787,188	421,304	299,483
Allowance for loan losses	16,553	11,587	6,680	4,900	3,983
Total securities	983,649	734,038	449,037	325,090	219,933
Total deposits	2,391,818	1,814,039	1,172,233	681,300	514,643
Federal Home Loan Bank advances	132,000	57,000	19,000	23,000	8,000
Other borrowed funds	141,638	101,086	39,078	24,291	1,602
Preferred shareholders’ equity	—	10,000	10,000	10,000	10,000
Common shareholders’ equity	270,258	178,816	111,799	55,163	41,356
Total shareholders’ equity	270,258	188,816	121,799	65,163	51,356
Noncontrolling interest in consolidated subsidiary	103	—	—	—	—
Total equity	270,361	188,816	121,799	65,163	51,356
Average total assets	2,557,268	1,750,697	1,049,689	637,176	517,091
Average loans(1)	1,554,482	1,009,130	609,714	354,248	274,816
Average interest-earning assets	2,496,361	1,685,073	1,008,156	616,880	503,215
Average deposits	2,153,712	1,478,801	896,674	542,716	450,133
Average interest-bearing deposits	1,942,932	1,314,517	796,569	488,849	410,387
Average interest-bearing liabilities	2,125,986	1,409,753	848,993	525,906	425,786
Average total shareholders’ equity	207,763	168,933	97,567	55,355	49,540

	Year ended December 31,
	2016	2015	2014	2013	2012
SELECTED FINANCIAL RATIOS:
Return on average assets	1.10%	0.92%	0.80%	0.72%	0.80%
Return on average equity	13.50%	9.52%	8.62%	8.24%	8.36%
Average equity to average total assets	8.12%	9.65%	9.29%	8.69%	9.58%
Dividend payout	—%	—%	—%	—%	—%
Efficiency ratio(2)	53.43%	58.29%	66.65%	70.56%	68.52%
Net interest margin(3)(5)	3.42%	3.62%	3.74%	3.41%	3.17%
Net interest spread(4)(5)	3.29%	3.51%	3.63%	3.30%	3.02%

CAPITAL RATIOS:(6)
Common equity Tier 1 ratio	11.75%	10.08%	N/A	N/A	N/A
Tier 1 leverage ratio	9.28%	8.48%	8.57%	9.78%	9.27%
Tier 1 risk-based capital	11.75%	10.51%	11.58%	13.83%	14.29%
Total risk-based capital	15.09%	11.21%	12.30%	14.81%	15.45%

ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.02%	0.01%	0.10%	0.00%	0.37%
Allowance to period end loans(7)	0.93%	0.89%	0.85%	1.16%	1.33%
Allowance for loan losses to non-performing loans	267.76%	352.62%	580.36%	188.39%	148.79%
Non-performing assets to total assets	0.21%	0.16%	0.14%	0.35%	0.82%

OTHER DATA:
Banking locations	12	11	11	4	4
Full-time equivalent employees	268	225	216	123	98

(1)	Average loans include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(3)	Net interest margin is net interest income (annualized for interim periods) divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average yield on interest-bearing liabilities.
(5)	Interest income and rates for 2016 and 2015 include the effects of tax-equivalent adjustments, which adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2014 and prior exclude the effects of tax-equivalent adjustments.
(6)	Capital ratios calculated on consolidated financial statements for December 31, 2016, 2015, 2014 and 2013. Prior capital ratios calculated on bank-only data.
(7)	Period end loans exclude loans held for sale and exclude deferred fees and costs.

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

All loans classified by management as substandard or worse are individually evaluated for potential designation as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history from the Bank’s peer group. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Overview

The Company reported net income of $28,057 for the year ended December 31, 2016, compared to $16,080 for the year ended December 31, 2015, and $8,414 for the year ended December 31, 2014. After the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), which shares of preferred stock the Company redeemed on March 25, 2016, the Company’s net earnings available to common shareholders for the years ended December 31, 2016, 2015 and 2014 were $28,034, $15,980, and $8,314, respectively. The primary reason for the increase in net earnings available to common shareholders was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios during 2016 and 2015.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the years ended December 31, 2016, 2015 and 2014 totaled $81,584, $59,415, and $37,693, respectively, which are increases of $22,169, or 37.3%, and 21,722, or 57.6%, respectively.

For the years ended December 31, 2016 and 2015, interest income increased $31,186 and $25,289 due to growth in both the loan and investment securities portfolios. These were offset by increases of $9,017 and $3,567 in interest expense, which totaled $18,323, $9,306 and $5,739, respectively, for the years ended December 31, 2016, 2015 and 2014, as a result of increases in interest-bearing deposits and borrowings, with 2016 borrowing increases in Federal Home Loan Bank advances and subordinated notes.

Interest-earning assets averaged $2,496,361, $1,685,073, and $1,008,156 during the years ended December 31, 2016, 2015 and 2014, which are increases of $843,635, or 50.1%, and $676,917, or 67.1%, respectively. The increases in 2016 and 2015 were primarily due to significant organic growth in loans and investment securities.

For the years ended December 31, 2016 and 2015, average loans increased 54.0% and 65.5%, respectively, and investment securities increased 38.9% and 71.6%, respectively. The yield on average interest-earning assets decreased two basis points to 4.15% during the year ended December 31, 2016, decreased 14 basis points to 4.17% during the year ended December 31, 2015, compared to 4.31% for the year ended December 31, 2014. The yields on average loans decreased 28 basis points during the year ended December 31, 2016 and 19 basis points during the year ended December 31, 2015. These decreases were due to the reduced accretion of discounts on purchased loans and due to lower interest rates on loans added to the loan portfolio.

For the years ended December 31, 2016, 2015 and 2014, the yield on available for sale securities was 2.49%, 2.44% and 2.59%, respectively. The increase in yield in 2016 is due to the increased volume of tax-exempt municipal securities that were purchased in 2016 combined with the slowing of prepayment amortization during 2016.The primary driver for the decrease during 2015 was the decline in coupon rate on the Company’s securities. During 2015, the yield related to coupon rate declined from 4.45% in 2014 to 4.14% in 2015.

For the years ended December 31, 2016, 2015 and 2014, the yield on held to maturity securities was 3.90%, 3.57% and 2.74%, respectively. The increase in yields in 2016 and in 2015 was attributable to the increased volume of tax-exempt municipal securities that have been purchased over the past two years, which increased the tax equivalent yield of the held to maturity portion of the securities portfolio, combined with the slowing of prepayment amortization during 2016.

Interest-bearing liabilities averaged $2,125,986, $1,409,753, and $848,993, respectively, during the years ended December 31, 2016, 2015 and 2014, which are increases of $716,233, or 50.8%, during 2016 and $560,760, or 66.1%, during 2015. The increase for 2016 was primarily due to growth of average interest-bearing deposits and due to growth in Federal Home Loan Bank advances and subordinated notes. The increase during 2015 was primarily attributed to growth of average interest-bearing deposits.

During 2016, total average interest-bearing deposits grew $628,415, which included increases in average interest checking of $63,540, average money market accounts of $152,448, and average time deposits outstanding of $398,681. During 2015, total average interest-bearing deposits grew $517,948, which included increases in average interest checking of $69,913, average money market accounts of $163,945, and average time deposits outstanding of $272,399.

Rapid growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $48,490 and $17,937, respectively in 2016 and 2015. The Company’s 2016 average borrowings increased by $39,276 due to two subordinated note issuances during 2016, and average Federal funds purchased and other borrowings, including securities sold under agreement to repurchased, increased by $24,875 during 2015.

The cost of average interest-bearing liabilities increased by 20 basis points to 0.86% during 2016 and decreased two basis points to 0.66% during 2015. The increase in 2016 cost of interest-bearing liabilities was due to increases in rates on interest checking, money market accounts, Federal Home Loan Bank advances and the subordinated notes that were added during 2016. The favorable decline in 2015 was attributable to decreases in rates paid on money market accounts, time deposits, Federal Home Loan Bank advances and Federal funds purchase and other borrowings.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the years ended December 31, 2016, 2015, and 2014:

Average Balances(7)—Yields & Rates

(Dollars in thousands)

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
ASSETS:
INTEREST-EARNING ASSETS
Loans(1)(6)	$1,554,482	$78,329	5.04%	$1,009,130	$53,647	5.32%	$609,714	$33,585	5.51%
Securities available for sale(6)	666,745	16,593	2.49%	545,878	13,314	2.44%	307,723	7,961	2.59%
Securities held to maturity(6)	203,884	7,943	3.90%	80,932	2,887	3.57%	57,576	1,579	2.74%
Restricted equity securities	9,904	500	5.05%	6,940	350	5.04%	4,368	227	5.20%
Certificates of deposit at other financial institutions	827	15	1.81%	250	6	2.40%	126	3	2.38%
Federal funds sold and other(2)	60,519	241	0.40%	41,943	99	0.24%	28,649	77	0.27%

TOTAL INTEREST EARNING ASSETS	$2,496,361	$103,621	4.15%	$1,685,073	$70,303	4.17%	$1,008,156	$43,432	4.31%
Allowance for loan losses	(13,923)			(8,398)			(5,655)
All other assets	74,830			74,022			47,188

TOTAL ASSETS	$2,557,268			$1,750,697			$1,049,689
LIABILITIES & EQUITY:
INTEREST-BEARING LIABILITIES
Deposits:
Interest checking	$332,285	$1,411	0.42%	$268,745	$806	0.30%	$198,832	$510	0.26%
Money market	617,036	3,853	0.62%	464,588	2,616	0.56%	300,643	2,037	0.68%
Savings	49,525	162	0.33%	35,779	164	0.46%	24,088	117	0.49%
Time deposits	944,086	8,808	0.93%	545,405	5,102	0.94%	273,006	2,637	0.97%
Federal funds purchased and other(3)	48,841	303	0.62%	48,789	306	0.63%	23,914	176	0.74%
Federal Home Loan Bank advances	94,937	884	0.93%	46,447	312	0.67%	28,510	262	0.92%
Subordinated notes and other borrowings	39,276	2,902	7.39%	—	—	—%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$2,125,986	$18,323	0.86%	$1,409,753	$9,306	0.66%	$848,993	$5,739	0.68%
Demand deposits	210,780			164,284			100,105
Other liabilities	12,739			7,727			3,024
Total equity	207,763			168,933			97,567

TOTAL LIABILITIES AND EQUITY	$2,557,268			$1,750,697			$1,049,689
NET INTEREST SPREAD(4)			3.29%			3.51%			3.63%
NET INTEREST INCOME		$85,298			$60,997			$37,693
NET INTEREST MARGIN(5)			3.42%			3.62%			3.74%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income divided by total average earning assets.
(6)	Interest income and rates for 2016 and 2015 include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for years prior to 2015 exclude the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change year ended December 31, 2016 versus December 31, 2015			Net change year ended December 31, 2015 versus December 31, 2014
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$29,035	$(4,353)	$24,682	$22,001	$(1,939)	$20,062
Securities available for sale	2,946	333	3,279	6,161	(808)	5,353
Securities held to maturity	4,383	673	5,056	641	667	1,308
Restricted equity securities	149	1	150	134	(11)	123
Certificates of deposit at other financial institutions	14	(5)	9	3	—	3
Federal funds sold and other	45	97	142	36	(14)	22

TOTAL INTEREST INCOME	$36,572	$(3,254)	$33,318	$28,976	$(2,105)	$26,871

INTEREST EXPENSE
Deposits
Interest checking	$206	$399	$605	$179	$117	$296
Money market accounts	867	370	1,237	1,111	(532)	579
Savings	62	(64)	(2)	57	(10)	47
Time deposits	3,800	(94)	3,706	2,631	(166)	2,465
Federal funds purchased and other	2	(5)	(3)	183	(53)	130
Federal Home Loan Bank advances	325	247	572	165	(115)	50
Subordinated notes and other borrowings	2,902	—	2,902	—	—	—

TOTAL INTEREST EXPENSE	$8,164	$853	$9,017	$4,326	$(759)	$3,567

NET INTEREST INCOME	$28,408	$(4,107)	$24,301	$24,650	$(1,346)	$23,304

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

The provision for loan losses was $5,240, $5,030 and $2,374 for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in provision amounts for 2016 and 2015 are due primarily to loan growth during 2016 and 2015. Nonperforming loans at December 31, 2016, 2015 and 2014 totaled $6,182, $3,286, and $1,151, representing 0.3%, 0.3% and 0.1% of total loans, respectively.

Non-Interest Income

Non-interest income for the years ended December 31, 2016, 2015 and 2014 was $15,140 $12,856 and $9,955, respectively. The following is a summary of the components of non-interest income (in thousands):

	Years Ended December 31,		2016-2015 Percent Increase	Year Ended December 31,	2015-2014 Percent Increase
	2016	2015	(Decrease)	2014	(Decrease)
Service charges on deposit accounts	$185	$113	63.7%	$53	113.2%
Other service charges and fees	3,041	2,644	15.0%	1,777	48.8%
Net gains on sale of loans	7,183	6,959	3.2%	5,814	19.7%
Wealth management	1,894	1,283	47.6%	639	100.8%
Loan servicing fees, net	22	227	(90.3%)	254	(10.6%)
Gain on sales and calls of securities	2,172	833	160.7%	259	221.6%
Net (gain) loss on foreclosed assets	40	26	53.8%	(96)	(127.1%)
Other	603	771	(21.8%)	1,255	(38.6%)

Total non-interest income	$15,140	$12,856	17.8%	$9,955	29.1%

Service charges on deposit accounts increased 63.7% in 2016 and 113.2% in 2015 due to changes made to the Company’s schedule of service charges and to the reduction of the amount of service charges waived.

Other service charges and fees for the year ended December 31, 2016 increased 15.0% from 2015, primarily due to increases in unused commitment fees, other loan-related fees and ATM surcharge income. Other service charges and fees for the year ended December 31, 2015 increased 48.8% from 2014, due to increased ATM surcharge income and increased nonsufficient funds charges collected during the year.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and SBA loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the year ended December 31, 2016 were $7,183, an increase of $224, or 3.2%, when compared to the year ended December 31, 2015. Net gains for the year ended December 31, 2015 were $6,959, an increase of $1,145, or 19.7%, from the year ended December 31, 2014, primarily attributed to the volume of mortgage loans sold during 2015. The increase was primarily due to improved pricing spread on mortgage loans sold. The Company recognized $5,636 in pricing adjustment gains during 2015, compared to $3,455 during 2014, an increase of $2,181 or 63.1%.

Wealth management income is the commission earned based on the investment brokerage activities and volume related to the Company’s wealth management clients. These commissions are also impacted by market conditions and will fluctuate from time to time due to rises and declines in the investment markets. Wealth management income for 2016 was $1,894, an increase of 47.6% when compared with 2015. Wealth management income for 2015 was $1,283, an increase of 100.8% when compared with 2014. The increases in wealth management income for 2016 and 2015 are attributable to the growth in assets under management and the growth in the investment markets during 2016 and 2015.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of the related servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the year ended December 31, 2016, net loan servicing fees were $22 compared to $227 for the year ended December 31, 2015. For the year ended December 31, 2015, net loan servicing fees were $227 compared to $254 for the year ended December 31, 2014. The decrease in servicing fees in 2016 and 2015 is attributable to the increase in amortization during both years.

Gains on sales and calls of securities for the year ended December 31, 2016 amounted to $2,172, an increase of $1,339, or 160.7%, when compared with the same period in 2015. For the year ended December 31, 2015, gains on sales and calls of securities increased $259, or 221.6%, when compared with the year ended December 31, 2014. The increases for 2016 and 2015 are attributed to the repositioning of the Company’s investment portfolio over the past two years, during which time management has increased investments in tax-exempt municipal securities in a strategic initiative related to the Company’s tax position.

Other non-interest income decreased $168, or 21.8%, when comparing the years ended December 31, 2016 and 2015, and it decreased $484, or 38.6%, when comparing the years ended December 31, 2015 and 2014. The decrease in other non-interest income for 2016 is attributable to the $98 loss on the sale of two properties of the Bank on College Street in downtown Murfreesboro, Tennessee, and to the reduction of investment services income due to the Company no longer offering that service to other banks. The decrease in other non-interest income for 2015 is primarily attributed to the decrease in compliance fee income due to the Company’s 2014 sale of its subsidiary that provided compliance services.

Non-interest Expense

Non-interest expense for the years ended December 31, 2016, 2015 and 2014 was $51,681, $42,140 and $31,726, respectively. This increase was the result of the following components listed in the table below (in thousands):

	Years Ended December 31,		2016-2015 Percent Increase	Year Ended December 31,	2015-2014 Percent Increase
	2016	2015	(Decrease)	2014	(Decrease)
Salaries and employee benefits	$30,029	$24,040	24.9%	$19,160	25.5%
Occupancy and equipment	7,627	6,589	15.8%	4,729	39.3%
FDIC assessment expense	2,068	1,167	77.2%	600	94.5%
Marketing	762	956	(20.3%)	728	31.3%
Professional fees	3,546	2,425	46.2%	2,040	18.9%
Other	7,649	6,963	9.9%	4,469	55.8%

Total non-interest expense	$51,681	$42,140	22.6%	$31,726	32.8%

The increase in non-interest expense noted in the table above is relative to the Company’s overall current growth. One of the major increases was in salaries and employee benefits. When comparing 2016, 2015 and 2014, salaries and employee benefits increased as a result of the increasing the Company’s full-time equivalent employees from 218 as of December 31, 2014 to 225 as of December 31, 2015, and then significantly to 268 as of December 31, 2016. The increase in 2016 is attributable to the Company’s building infrastructure to support the Company’s growth and to support the Company’s ongoing compliance initiatives.

During 2016, salaries and employee benefits expense increased 24.9%, with increases in salary expense and mortgage commissions being the largest attributes of the increase. Salary expense increased due to the addition of a variety of personnel, i.e., experienced lenders, compliance and operational personnel, etc. During 2015, salaries and employee benefits expense increased 25.5%, with increases in salary expense and mortgage commissions being the largest attributes of the increase. Salary expense increased due to the addition of experienced lenders and their related support personnel, including a lending team that specialized in healthcare and other types of commercial lending. Mortgage commissions increased in 2016 and 2015 due to increased volume of mortgage loans originated during those two years.

The increase in occupancy and equipment expense during 2016 is attributable to the addition of a new branch location in Nolensville, Tennessee, the addition of the loan production office in Nashville, Tennessee and the addition of the mortgage loan operations facility on the campus of the Company’s headquarters in Franklin, Tennessee. The increase in occupancy and equipment expense during 2015 is attributable to increases in building rent expense from the expansion of the Company’s headquarters in Franklin, Tennessee and the Rutherford County properties sold and leased back during 2015; and increased depreciation expenses related to the furniture, equipment and leasehold improvements that have been added as a result of the Company’s facilities growth.

The Company’s FDIC assessment increased in 2016 due to the Company’s growth in assets during the year coupled with the new assessment calculation model instituted by the FDIC during 2016 which, due to the Company’s asset growth, loan mix and use of brokered deposits, increased the Company’s FDIC assessment expenses beginning in the third quarter of 2016. The Company’s FDIC assessement increased in 2015 due to the Company’s growth in assets during the year.

The decrease in marketing expenses during 2016 is attributed to the Company’s scaling back of some of its marketing initiatives while assessing the benefits and uses for various media sources. The increase in marketing expenses during 2015 is attributed to increased marketing and public relations efforts to further the growth of the Company.

The 46.2% increase in professional fees during 2016 is related to increases in several types of expenses, as follows: other professional fees ($703) regulatory compliance expense ($211), merger expenses ($188), and brokerage settlement expenses ($137). The following types of expenses are included in other professional fees: consulting engagements that include design and implementation of subsidiary companies and lending process optimization initiatives, asset/liability management services, human resources services, talent recruitment services, information technology security, trust operations outsourcing, and corporate communications. The 18.9% increase in professional fees during 2015 is attributed to increases in legal fees ($255), audit/accounting fees ($283) and brokerage settlement expenses ($188). These increases were offset by a decrease of $429 in other professional fees due to the volume of expenses incurred in 2014 related to an acquisition.

Other noninterest expense increased $686, or 9.9%, during 2016 and $2,494, or 55.8%, during 2015 due to a number of different types of expenses. During 2016, the larger increases included the following: insurance expense ($256); franchise taxes ($194); regulatory compliance expense ($119); electronic banking expense ($118); and ATM-related expenses ($112). These were offset by a decrease in deposit account losses of $124. During 2015, the larger increases included the following: loan-related expenses ($434); insurance expense ($366); indirect costs associated with the Company’s initial public offering ($326); amortization of core deposit intangible ($293); ATM-related expenses ($196); franchise taxes ($177); and telecommunications ($122).

Income Tax Expense

The Company recognized an income tax expense for the years ended December 31, 2016, 2015, and 2014 of $11,746, $9,021, and $5,134, respectively. The Company’s year-to-date income tax expense for the years ended December 31, 2016, 2015, and 2014 reflects effective income tax rates 29.5%, 35.9%, and 37.9%, respectively. The decrease in the effective tax rate for 2016 is attributed to adoption of Accounting Standard Update 2016-09, which decreased the Company’s income tax expense for 2016 by just over $1 million. In addition, the increase in the Company’s tax-exempt investment securities played a part in decreasing the Company’s effect tax rate for 2016. The decrease in the effective tax rate for 2015 is attributed to the increase in the Company’s tax-exempt investment securities, and the increase in the effective tax rate in 2014 resulted from unfavorable permanent differences arising from expenses associated with the MidSouth acquisition and from stock-based compensation expense incurred from the vesting of incentive stock options as a result of employee retirement.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Return on assets (net income divided by average total assets)	1.10%	0.92%	0.80%
Return on equity (Net income divided by average equity)	13.50%	9.52%	8.62%
Dividend payout ratio (Dividends declared per share divided by net income per share)	—%	—%	—%
Equity to asset ratio (Average equity divided by average total assets)	8.12%	9.65%	9.29%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)	9.28%	8.48%	8.57%

The minimum leverage capital ratio required by the regulatory agencies is 4.00%.

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 300% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2016 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Common Equity Tier 1 capital:
Stockholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$263,693

Tier 1 capital:
Common Equity Tier 1 capital plus additional tier 1 capital instruments and related surplus, less additional tier 1 capital deductions	$263,693
Tier 2 capital:
Tier 2 capital instruments plus related surplus	58,337
Total capital minority interest that is not included in tier 1 capital	92
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	16,553

Total risk-based capital	$338,675

Risk-weighted assets, gross	$2,244,932
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$2,244,932

Risk-based capital ratios:
Common Equity Tier 1 risk-based capital ratio	11.75%

Tier 1 risk-based capital ratio	11.75%

Total risk-based capital ratio	15.09%

The minimum Common Equity Tier 1 risk-based capital ratio required by the regulatory agencies is 4.50%. Tier 1 risk-based capital ratio required by the regulatory agencies is 6.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2016, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2016 and DECEMBER 31, 2015

Overview

The Company’s total assets increased by $775,397, or 35.8%, from December 31, 2015 to December 31, 2016. The increase in total assets was funded by the Company’s subordinated debt offerings in the first and second quarters of 2016 and its secondary public offering that was completed in the fourth quarter of 2016, which allowed for organic growth in both the loan portfolio and the investment portfolio.

The following table presents the growth experienced by the Company when comparing selected balance sheet totals from December 31, 2016 and 2015:

In Thousands	Dec 31, 2016	Dec 31, 2015	Growth	Growth Percentage
Total Loans	$1,773,592	$1,303,826	$469,766	36.0%
Total Securities	983,649	734,038	249,611	34.0%
Total Assets	2,943,189	2,167,792	775,397	35.8%
Total Deposits	2,391,818	1,814,039	577,779	31.9%
Total Liabilities	2,672,828	1,978,976	693,852	35.1%
Total Equity	270,361	188,816	81,545	43.2%

Loans Held For Sale

At December 31, 2016, the Company had $23,699 in mortgage loans held for sale, compared to $14,079 as of December 31, 2015, an increase of 68.3%. The increase is attributable to the volume of loans closed and in the process of being sold to investors at December 31, 2016 as compared to December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, the Company recorded gains from sales of mortgage loans totaling $7,183, $6,959, and $5,814, respectively.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at December 31, 2016 and 2015 were $1,773,592 and $1,303,826, respectively, an increase of $469,766, or 36.0%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of several experienced lending officers.

The table below provides a summary of the loan portfolio composition for the periods noted.

	As of December 31,
Types of Loans	2016	2015	2014	2013	2012
Total loans, excluding PCI loans
Real estate:
Construction and land development	$489,562	$372,767	$239,225	$113,710	$83,767
Commercial	497,140	364,223	246,352	125,202	77,682
Residential	404,989	274,934	213,760	138,466	106,589
Commercial and industrial	376,476	283,888	76,570	36,397	20,280
Consumer and other	3,359	6,577	8,025	8,250	11,758

Total loans—gross, excluding PCI loans	1,771,526	1,302,389	783,932	422,025	300,076

Total PCI loans(1)	2,859	3,913	4,315	—	—

Total gross loans	1,774,385	1,306,302	788,247	422,025	300,076
Less: deferred loan fees, net	(793)	(2,476)	(1,059)	(721)	(593)
Allowance for loan losses	(16,553)	(11,587)	(6,680)	(4,900)	(3,983)

Total loans, net allowance for loan losses	$1,757,039	$1,292,239	$780,508	$416,404	$295,500

(1)	PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased $468,083, or 35.8%, during 2016. During 2016, the Company experienced growth in real estate loans of 37.3%, with the growth occurring in the construction and land development (31.3%), commercial real estate (36.1%) and residential real estate (47.2%) segments. The Company also experienced solid growth of 32.5% in the commercial and industrial segment during 2016.

Real estate loans comprised 78.5% of the loan portfolio at December 31, 2016. The largest portion of the real estate segments of the portfolio as of December 31, 2016, was commercial real estate loans, which totaled $497,534 at December 31, 2016, comprising 35.7% of real estate loans and 28.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled, $489,562, or 36.8%, of real estate loans and comprised 27.6% of the total loan portfolio at December 31, 2016. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages or junior lien mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $405,485 and comprised 29.1% of real estate loans and 22.9% of total loans at December 31, 2016.

Commercial and industrial loans consist of commercial loans, including healthcare loans, to various sizes of businesses that are primarily secured by commercial assets, such as inventories, business equipment, receivables and other commercial assets. At December 31, 2016, commercial and industrial loans made up 21.3% of the total loan portfolio, and healthcare loans comprised 41.0% of the Company’s commercial and industrial loans at December 31, 2016.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2016, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2016
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$254,953	$161,590	$73,019	$489,562
Commercial	31,247	125,384	340,903	497,534
Residential	26,788	108,780	269,917	405,485
Commercial and industrial	53,573	271,253	53,619	378,445
Consumer and other	1,624	1,581	154	3,359

Total	$368,185	$668,588	$737,612	$1,774,385

Fixed interest rate	$216,469	$341,690	$284,482	$842,641
Variable interest rate	151,716	326,898	453,130	931,744

Total	$368,185	$668,588	$737,612	$1,774,385

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses that management believes is adequate to absorb the probable incurred losses in the Company’s loan portfolio. The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs net of recoveries of prior period loan charge-offs. The level of the allowance is determined on a quarterly basis, although management is engaged in monitoring the adequacy of the allowance on a more frequent basis. In estimating the allowance balance, the following factors are considered:

•	past loan experience;

•	the nature and volume of the portfolio;

•	risks known about specific borrowers;

•	underlying estimated values of collateral securing loans;

•	current and anticipated economic conditions; and

•	other factors which may affect the allowance for probable incurred losses.

The allowance for loan losses consists of two primary components: (1) a specific component which relates to loans that are individually classified as impaired and (2) a general component which covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Company’s loss history and loss history from a peer group. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,687,244	$15,506	0.92%	$1,198,891	$11,465	0.96%	$488,353	$4,041	-4 bps
Non-PCI acquired loans(1)	74,373	23	0.03%	99,328	—	—%	(24,955)	23	3 bps
Impaired loans	9,909	1,024	10.33%	4,170	113	2.71%	5,739	911	762 bps

Non-PCI loans	1,771,526	16,553	0.93%	1,302,389	11,578	0.89%	469,137	4,975	4 bps
PCI loans	2,859	—	—%	3,913	9	0.23%	(1,054)	(9)	-23 bps

Total loans	$1,774,385	$16,553	0.93%	$1,306,302	$11,587	0.89%	$468,083	$4,966	4 bps

(1)	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. This fair value discount established at acquisition is accreted into interest income over the remaining lives of the related loans on a level yield basis. The remaining fair value discount balance at December 31, 2016 related to the non-PCI acquired loans was $2,006, or 2.7% of the outstanding aggregate loan balances. At December 31, 2015, one of the PCI loans was identified as impaired beyond the extent of its recorded discount, and an allowance for loan loss of $9 was recorded related to the acquired loans.

At December 31, 2016, the allowance for loan losses was $16,553, compared to $11,587 at December 31, 2015. The allowance for loan losses as a percentage of total loans was 0.93% and 0.89% at December 31, 2016 and 2015, respectively. Loan growth in addition to an increase in impaired loans during the period is the primary reason for the increase in the allowance for loan losses.

The table below sets forth the activity in the allowance for loan losses for the years presented.

	2016	2015	2014	2013	2012
Beginning balance	$11,587	$6,680	$4,900	$3,983	$3,413
Loans charged-off:
Construction & land development	(11)	—	—	—	(25)
Commercial real estate	—	—	(540)	—	(575)
Residential real estate	(40)	(32)	(61)	(107)	(443)
Commercial & industrial	(255)	(48)	(58)	(19)	—
Consumer	(42)	(135)	—	—	(7)

Total loans charged-off	(348)	(215)	(659)	(126)	(1,050)
Recoveries on loans previously charged-off:
Construction & land development	—	—	—	—	58
Commercial real estate	—	—	—	—	—
Residential real estate	66	26	65	136	14
Commercial & industrial	1	1	—	—	—
Consumer	7	65	—	—	—

Total loan recoveries	74	92	65	136	72
Net recoveries (charge-offs)	(274)	(123)	(594)	10	(978)
Provision for loan losses charged to expense	5,240	5,030	2,374	907	1,548

Total allowance at end of period	$16,553	$11,587	$6,680	$4,900	$3,983

Total loans, gross, at end of period(1)	$1,774,385	$1,306,302	$788,247	$422,025	$300,076

Average gross loans(1)	$1,574,387	$997,873	$594,974	$343,697	$266,326

Allowance to total loans	0.93%	0.89%	0.85%	1.16%	1.33%

Net charge-offs to average loans	0.02%	0.01%	0.10%	0.00%	0.37%

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

	2016	2015	2014	2013	2012
Real estate loans:
Construction and land development	$3,776	$3,186	$2,690	$1,552	$1,342
Commercial	4,266	3,146	1,494	1,511	1,267
Residential	2,398	1,861	1,791	1,402	893

Total real estate	10,440	8,193	5,975	4,465	3,502
Commercial and industrial	6,068	3,358	650	337	275
Consumer and other	45	36	55	98	206

	$16,553	$11,587	$6,680	$4,900	$3,983

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

As of December 31, 2016, the largest component of the allowance for loan losses was associated with commercial and industrial loans, followed by commercial real estate loans and construction and land development loans. The increase on these reserves as a percentage of the total allowance in these categories was primarily due to significant loan growth in these portfolio segments and, in the commercial and industrial loans, the specific allowance related to impaired loans. Commercial and industrial loans grew 32.5% from $285,700, or 21.9% of total loans at the end of 2015, to $378,445, or 21.3% of total loans at year-end 2016. During 2016, construction and land development loans increased from $372,845 at December 31, 2015 to $489,562 at December 31, 2016, an increase of 31.3%. During the same period, commercial real estate loans increased 36.1%, from $365,683 at December 31, 2015 to $497,534 at December 31, 2016.

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

The primary component of nonperforming loans is non-accrual loans, which as of December 31, 2016 totaled $3,630. The other component of nonperforming loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. There were outstanding loans totaling $2,552 that were past due 90 days or more and still accruing interest at December 31, 2016.

The table below summarizes nonperforming loans and assets for the periods presented.

	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans	$3,630	$908	$835	$2,601	$2,677
Past due loans 90 days or more and still accruing interest	2,552	2,378	316	—	—

Total nonperforming loans	6,182	3,286	1,151	2,601	2,677
Foreclosed real estate (“OREO”)	—	200	715	181	2,089

Total nonperforming assets	$6,182	$3,486	$1,866	$2,782	$4,766

Total nonperforming loans as a percentage of total loans	0.3%	0.3%	0.1%	0.6%	0.9%
Total nonperforming assets as a percentage of total assets	0.2%	0.2%	0.1%	0.3%	0.8%
Allowance for loan losses as a percentage of nonperforming loans	268%	353%	580%	188%	149%

As of December 31, 2016, there were five loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	23.0%	1
Residential real estate	121	3.3%	1
Commercial & industrial	2,674	73.7%	3
Consumer	—	—	—

Total non-accrual loans	$3,630	100.0%	5

Troubled debt restructurings (TDRs) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources; however, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations; however, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or non-accrual loans. Non-accrual TDRs are included in non-accrual loans whereas accruing TDRs are excluded because the borrower remains contractually current. The Company had one loan for $698 classified as an accrual TDR as of December 31, 2016, and Company had no TDRs as of December 31, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$488,287	$—	$1,275	$—	$489,562
Commercial	487,944	1,847	7,743	—	497,534
Residential	401,423	—	4,062	—	405,485

Total real estate	1,377,654	1,847	13,080	—	1,392,581

Commercial and industrial	373,243	—	5,202	—	378,445
Consumer and other	3,359	—	—	—	3,359

Total	$1,754,256	$1,847	$18,282	$—	$1,774,385

Investment Securities

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with the goal of minimizing credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $754,755 at December 31, 2016, compared to $575,838 at December 31, 2015, an increase of $178,917, or 31.1%. The increase in available-for-sale securities was primarily attributed to the Company’s leverage program, which was used to invest funds received in the Company’s subordinated debt offerings in the first and second quarters of 2016 and its secondary public offering in November 2016. The growth in available for sale securities was also used as a strategy to provide tax-exempt income for the Company and to provide for pledging related to the Company’s public funds deposits.

The Company’s held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $228,894 at December 31, 2016, compared to $158,200 at December 31, 2015, an increase of $70,694, or 44.7%, also as a part of the Company’s leverage program and to provide for pledging related to the Company’s public funds deposits.

The combined portfolios represented 33.4% and 33.9% of total assets at December 31, 2016, and December 31, 2015, respectively. At December 31, 2016, the Company had no securities that were classified as having other than temporary impairment.

The following table summarizes the fair value of the available for sale securities portfolio at December 31, 2016, 2015 and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
U.S. government sponsored entities and agencies	$—	$6,817	$30,173
U.S. Treasury securities	—	—	20,000
Mortgage-backed securities: residential	607,085	500,955	339,067
Mortgage-backed securities: commercial	19,334	19,835	6,465
State and political subdivisions	128,336	48,231	—

Total	$754,755	$575,838	$395,705

The following table summarizes the amortized cost of the held to maturity securities portfolio at December 31, 2016, 2015 and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
U.S. government sponsored entities and agencies	$203	$3,300	$5,550
Mortgage-backed securities: residential	106,170	30,398	38,587
State and political subdivisions	122,522	124,502	9,195

Total	$228,894	$158,200	$53,332

The table below presents the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
Mortgage-backed securities: residential(1)	$—	$343,546	$270,798	$—	$614,344	$607,085
Mortgage-backed securities: commercial(1)	—	19,439	—	—	19,439	19,334
State and political subdivisions	17,600	—	88,227	27,453	133,280	128,336

Total available-for-sale securities	$17,600	$362,985	$359,058	$27,453	$767,063	$754,755

Percent of total	2.29%	47.32%	46.81%	3.58%	100.00%
Weighted average yield(2)	1.15%	2.25%	3.26%	4.59%	2.78%

(1)	Mortgage-backed securities are grouped into average lives based on December 2016 prepayment projections.
(2)	The weighted average yields are based on amortized cost, and municipal securities are calculated on a fully tax-equivalent basis.

The table below presents the maturities and yield characteristics of the Company’s held-to-maturity securities as of December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. government sponsored entities and agencies	$203	$—	$—	$—	$203	$209
Mortgage-backed securities: residential(1)	564	72,729	19,082	13,794	106,169	104,154
State and political subdivisions	—	6,263	89,061	27,198	122,522	123,529

Total held-to-maturity securities	$767	$78,992	$108,143	$40,992	$228,894	$227,892

Percent of total	0.33%	34.51%	47.25%	17.91%	100.0%
Weighted average yield(2)	2.68%	2.46%	5.34%	4.94%	4.27%

(1)	Mortgage-backed securities are grouped into average lives based on December 2016 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-equivalent basis.

Securities pledged at December 31, 2016 and 2015 had a carrying amount of $808,224 and $595,523, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Restricted Equity Securities

The Company also had other investments of $11,843 and $7,998 at December 31, 2016, and December 31, 2015, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $9,551 at December 31, 2016 compared to $7,640 at December 31, 2015, an increase of $1,911, or 25.0%. This increase was primarily due to the addition of a new branch location in Nolensville, Tennessee and a new mortgage loan operations facility on the campus of the Company headquarters in downtown Franklin, Tennessee.

Bank Owned Life Insurance

As of December 31, 2016, the Company had $23,267 in bank owned life insurance (“BOLI”), compared to $22,619 at December 31, 2015. The increase in BOLI is primarily attributed to increase in value due to earnings on the BOLI during 2016.

Goodwill and Intangible Assets

As of December 31, 2016 and 2015, the Company had $9,124 in goodwill. The goodwill is related to the acquisition of MidSouth Bank that occurred in 2014. At December 31, 2016, there were no circumstances or significant changes that have occurred related to that acquisition that, in management’s assessment, would necessitate recording impairment of goodwill.

As of December 31, 2016 and 2015, the Company had net core deposit intangible of $1,480 and $2,043, respectively, all of which is attributed to the acquisition of MidSouth Bank. At the time of the acquisition, the Company recorded a core deposit intangible of $3,060, and that intangible is being amortized over 8.2 years. Through December 31, 2016, the Company has recognized amortization of $1,580 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2016 and 2015:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(1,580)	$3,060	$(1,017)

Aggregate amortization expense was $563, $655 and $362 for 2016, 2015 and 2014, respectively.

The following table presents estimated amortization expense for each of the next five years:

2017	$473
2018	382
2019	291
2020	201
2021	110

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

At December 31, 2016, total deposits were $2,391,818, an increase of $577,779, or 31.9%, compared to $1,814,039 at December 31, 2015. Included in the Company’s funding strategy are brokered deposits and public funds deposits. Total brokered deposits decreased by 1.2%, to $472,515, at December 31, 2016 when compared with $478,257 at December 31, 2015. Public funds deposits increased 99.4% from $327,766 at December 31, 2015 to $653,572 at December 31, 2015, due to Company’s focus on providing banking services to the municipalities in the counties in our primary service areas, Williamson County and Rutherford County, Tennessee.

Time deposits, excluding brokered deposits, as of December 31, 2016, amounted to $555,732, as compared to $470,284 as of December 31, 2015.

The average amounts for deposits for 2016, 2015 and 2014 are detailed in the following schedule.

	2016		2015		2014
In thousands, except percentages	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$210,780	—%	$164,284	—%	$100,105	—%
Interest-bearing checking accounts	332,285	0.42	268,745	0.30	198,832	0.26
Money market deposit accounts	617,036	0.62	464,588	0.56	300,643	0.68
Other savings	49,525	0.33	35,779	0.46	24,088	0.49
Time deposits	944,086	0.93	545,405	0.94	273,006	0.97

	$2,153,712	0.66%	$1,478,801	0.59%	$896,674	0.59%

The following table shows time deposits, excluding brokered deposits, of $100 or more by category based on time remaining until maturity.

December 31, 2016
Three months or less	$148,737
Over three months through six months	43,684
Over six months through 12 months	54,048
Over one year through three years	69,657
Over three years through five years	78,248
Over five years	—

Total	$394,374

Liquidity, Other Borrowings, and Capital Resources

Federal Funds Purchased and Repurchase Agreements

As of December 31, 2016, the Company had Federal funds purchased from correspondent banks totaling $46,805 compared to $39,825 outstanding as of December 31, 2015. The weighted average Federal funds rate at December 31, 2016 was 1.06%.

Securities sold under agreements to repurchase had an outstanding balance of $36,496 as of December 31, 2016, compared to $61,261 as of December 31, 2015. Securities sold under agreements to repurchase are financing arrangements that typically mature daily. At maturity, the securities underlying the agreements are returned to the Company. The Company’s repurchase agreements at December 31, 2016 were composed of customer repurchase agreements, compared with the Company’s repurchase agreements at December 31, 2015, which were composed of two types of agreements: customer repurchase agreements and a correspondent bank repurchase agreement, the latter of which served as a short-term funding instrument for the Company. The weighted average rate for repurchase agreements was 0.56% as of December 31, 2016.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At December 31, 2016, advances totaled $132,000 compared to $57,000 as of December 31, 2015.

At December 31, 2016, the scheduled maturities of these and advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2017	$10,000	1.27%
2018	87,000	1.12%
2019	35,000	1.30%

Total	$132,000	1.18%

Subordinated Notes

The Company completed the issuance of $60,000 in principal amount of subordinated notes in two separate issuances. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7.00% fixed-to-floating rate subordinated notes were issued to certain accredited institutional investors in a private offering. At December 31, 2016, the Company’s subordinated notes, net of issuance costs, totaled $58,337. The Company had no subordinated notes outstanding at December 31, 2015. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 15 of the consolidated financial statements.

The subordinated notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The subordinated notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Company’s bank subsidiary, its depositors, and any preferred equity holders of our subsidiaries. The holders of the Subordinated Notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes

Principal amount issued	$40,000	$20,000
Maturity date	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency	Quarterly	Quarterly

For more detail related to the subordinated notes, please see Note 10 of the consolidated financial statements.

Capital

Shareholders’ equity was $270,258 at December 31, 2016, an increase of $81,442, or 43.1%, from $188,816 at December 31, 2015. No common dividends were paid during 2016.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2016 is 0.625%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Management believes as of December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject. Actual and required capital amounts and ratios are presented below as of December 31, 2016 and 2015 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,946	5.00%

Note: Minimum ratios presented exclude the capital conservation buffer.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2016
Time deposits	$516,233	$234,604	$89,485	$35	$840,357
Federal funds purchased and repurchase agreements	83,301	—	—	—	83,301
FHLB advances	10,000	122,000	—	—	132,000
Subordinated notes	—	—	—	60,000	60,000
Lease commitments	3,636	8,068	8,109	39,074	58,887

Total	$613,170	$364,672	$97,594	$99,109	$1,174,545

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances” in Note 9 of our Consolidated Financial Statements. Subordinated notes include two issuances that occurred in the first and second quarters of 2016. The subordinated notes are more fully described in Note 10, “Subordinated Notes” of our Consolidated Financial Statements. Lease commitments include the leases in place for certain branch sites.

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2016:

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income†	$1,770,755	$471,996	$208,400	$514,863	$575,496
Available for sale securities	754,755	—	17,537	44,160	693,058
Held to maturity securities	228,894	—	—	705	228,189
Loans held for sale	23,699	—	—	—	23,699
Interest-bearing deposits at other financial institutions	61,421	61,421	—	—	—
Certificates of deposit at other financial institutions	1,055	—	165	640	250

Total earning assets	2,840,579	533,417	226,102	560,368	1,520,692

Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	634,805	634,805	—	—	—
Money market deposit accounts	631,242	631,242	—	—	—
Other savings	51,634	51,634	—	—	—
IRA’s and certificates of deposit, $250,000 and over	370,009	37,063	199,694	133,217	35
IRA’s and certificates of deposit, under $250,000	470,348	164,793	114,682	190,873	—
Federal funds purchased	46,805	46,805	—	—	—
Securities sold under agreement to repurchase	36,496	36,496	—	—	—
FHLB borrowings	132,000	5,000	5,000	122,000	—
Subordinated notes	58,337	—	—	58,337	—

Total interest- bearing liabilities	2,431,676	1,607,838	319,376	504,427	35

Interest-sensitivity gap		$(1,074,421)	$(93,274)	$55,941	$1,520,657

Cumulative gap		$(1,074,421)	$(1,167,695)	$(1,111,754)	$408,903

Interest-sensitivity gap as % of total average assets		(42.01)%	(3.65)%	2.19%	59.46%

Cumulative gap as % of total average assets		(42.01)%	(45.66)%	(43.47)%	15.99%

†	Loans, net of unearned income excludes non-accrual loans.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our March 2016 Notes and June 2016 Notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. Under the terms of the informal agreement with the Reserve Bank, described in “Other Events” in Management’s Discussion and Analysis and in “ITEM 1A. RISK FACTORS,” the Bank is required to receive prior written approval from its regulatory agencies to pay dividends to the Company.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of December 31, 2016, $754,755 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $228,894 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $808,224 of the total $983,649 investment securities portfolio on hand at December 31, 2016, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At December 31, 2016, the Company had unfunded loan commitments outstanding of $42,689, unused lines of credit of $515,987, and outstanding standby letters of credit of $24,994.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/per share data and percentages)	As of or for the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Total shareholders’ equity	$270,258	$188,816	$121,799
Less: Preferred stock	—	10,000	10,000

Total common shareholders’ equity	270,258	178,816	111,799
Less: Goodwill and other intangible assets	10,633	11,231	11,886

Tangible common shareholders’ equity	$259,625	$167,585	$99,913
Common shares outstanding	13,036,954	10,571,377	7,756,411

Tangible book value per common share	$19.91	$15.85	$12.88

Net income available to common shareholders	$28,034	$15,980	$8,314
Average tangible common equity	194,529	147,374	82,504

Return on average tangible common equity	14.41%	10.84%	10.08%

Efficiency Ratio:
Net interest income	$81,584	$59,415	$37,693
Noninterest income	15,140	12,830	10,051

Operating revenue	96,724	72,245	47,744
Expense
Total noninterest expense	51,681	42,114	31,822

Efficiency ratio	53.43%	58.29%	66.65%

Reported yield on loans(1)	4.94%	5.32%	5.51%
Effect of accretion income on acquired loans	(0.07%)	(0.27%)	(0.24%)

Adjusted yield on loans	4.87%	5.05%	5.27%

Reported net interest margin(1)	3.42%	3.62%	3.74%
Effect of accretion income on acquired loans	(0.05%)	(0.16%)	(0.15%)
Effect of premium amortization of acquired deposits	(0.00%)	(0.00%)	(0.01%)

Adjusted net interest margin	3.37%	3.46%	3.58%

(1)	Calculation of this item for 2014 does not include tax-equivalent adjustments due to immateriality.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the effectiveness of our Form S-4, which was declared effective by the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act; or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective and do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, it adopts the new or revised standard at the time public companies adopt the new or revised standard. This election is irrevocable.

Impact of Recent Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB Accounting Standards Codification® (“ASC”), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Since most of the Company’s revenues come from financial instruments which are not included in the scope of this ASU, adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Management has not yet determined the impact that adoption of this guidance will have on the Company’s financial statements.

On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will likely be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt this ASU in the fourth quarter of 2016 effective as of January 1, 2016. The adoption of this ASU decreased income tax expense for the year by $1,013. The adoption of this ASU also impacted previously reported quarterly earnings and/or earnings per share in 2016, as follows: (1) first quarter 2016 – decreased diluted earnings per share by $0.01; (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted earnings per share by $0.04; and (3) third quarter 2016 – decreased income tax expense by $107 and increased diluted earnings per share by $0.01.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a material impact on the Company’s financial statements.

Other Events

On November 3, 2016, the Bank entered into an informal agreement with the Reserve Bank and the TDFI in the form of a Memorandum of Understanding (“MOU”). Under the terms of the MOU, the Bank agreed, among other things, to (1) enhance and periodically update its Commercial Real Estate (“CRE”) concentration risk management policy; (2) augment credit risk management practices; and (3) enhance capital and liquidity plans. The Bank has also agreed that it will seek prior written approval of the Reserve Bank and the TDFI to pay dividends to the Company, which dividends are used primarily for the purpose of servicing the Company’s subordinated debt. In addition, the Company currently may not make interest payments on its subordinated debt without prior written approval from its primary regulatory agencies.

The Company has also executed an agreement with the Board of Governors of the Federal Reserve System (the “Agreement”) under section 4(m)(2) of the Bank Holding Company Act, which includes specific actions designed to address the Bank’s risk profile and to strengthen the underlying condition of the Bank. Until the Bank and Company satisfy the requirements of the MOU and the Agreement, any plans for business combinations or location expansion will be limited and subject to prior written approval from the appropriate regulatory body.

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

Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Interest rate risk (sensitivity) management deals with the potential impact on earnings associated with changing interest rates using various rate change (shock) scenarios. Our rate sensitivity position has an important impact on earnings. Senior management monitors our rate sensitivity position throughout each month, and the Asset Liability Committee (“ALCO”) of the Bank meets on a quarterly basis to analyze the rate sensitivity position and other aspects of asset/liability management. These meetings cover the spread between the cost of funds and interest yields generated primarily through loans and investments, rate shock analyses, liquidity and dependency positions, and other areas necessary for proper balance sheet management.

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending December 31, 2016, net interest income was estimated to decrease 0.87% and 2.18% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 2.02% and 14.70% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of December 31, 2016.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	66,487	(11,461)	(14.70)
-100	76,377	(1,571)	(2.02)
Base	77,948	—	0.00
+100	77,266	(682)	(0.87)
+200	76,249	(1,699)	(2.18)
+300	76,024	(1,924)	(2.47)
+400	74,730	(3,218)	(4.13)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

The management of Franklin Financial Network, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Franklin Financial Network, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Franklin Financial Network, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 25, 2017, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 25, 2017, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 25, 2017, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 25, 2017, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 25, 2017, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The list of financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization and Bank Merger, dated as of November 21, 2013, between Franklin Financial Network, Inc., Franklin Synergy Bank and MidSouth Bank (incorporated herein by reference to Appendix A to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014) (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

2.2	Agreement and Plan of Reorganization and Bank Merger, dated as of December 14, 2015 among Franklin Financial Network, Inc., Franklin Synergy Bank and Civic Bank & Trust (incorporated herein by reference to Exhibit 2.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 14, 2015) (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

2.3	Amendment No. 1 to the Agreement and Plan of Reorganization and Bank Merger, dated May 9, 2016 among Civic Bank & Trust, Franklin Financial Network, Inc. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 2.1 to Form 10-Q (File No. 001-36895) filed with the Securities and Exchange Commission on May 10, 2016).

3.1	Charter of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.2	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated November 15, 2007 (incorporated herein by reference to Exhibit 3.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.3	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated June 17, 2010 (incorporated herein by reference to Exhibit 3.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.4	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.5	Articles of Amendment to the Charter Designating Senior Non-Cumulative Perpetual Preferred Stock, Series A of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.6	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated March 10, 2015 (incorporated herein by reference to Exhibit 3.6 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 11, 2015).

Exhibit No.	Description of Exhibit

3.7	Amended and Restated Bylaws of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.7 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 11, 2015).

4.1	Specimen Stock Certificate of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

4.2	See Exhibits 3.1 through 3.4 and Exhibits 3.6 through 3.7 for provisions of the Charter and Bylaws defining rights of holders of the Registrant’s Common Stock.

4.3	Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2016).

4.4	First Supplemental Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2016).

4.5	Global Note representing Franklin Financial Network, Inc.’s Fixed-to-Floating Rate Subordinated Notes due 2026 (incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2016).

4.6	Form of 7.00% Fixed-to-Floating Rate Subordinated Note Due 2026 (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 30, 2016).

10.1	Retail Lease Agreement, dated as of December 21, 2011 by and between Westhaven Town Center Fund I, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.2	Triple Net Office Lease Agreement, dated as of June 12, 2012 by and between Berry Farms Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.3	Lease Agreement, dated as of December 12, 2012 by and between First Farmers and Merchants Bank and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.4	First Amendment to Lease Agreement, dated as of February 1, 2016 by and between Overlook Center, LLC as successor in interest to First Farmers and Merchants Bank and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.5	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 201, 202 and 203) (incorporated herein by reference to Exhibit 10.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.6	Triple Net Office Lease Agreement, dated as of May 4, 2010 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.7	Amendment to Triple Net Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.7 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.8	Lease, dated as of May 21, 2012 by and between CHHM Properties and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.6 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.9	Lease Agreement, effective October 8, 2008 by and between UCM/ProVenture-Synergy Business Park, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.12 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.10	Lease Amendment No. 1, dated as of June 11, 2013 by and between Mooreland Investors, LP, successor in interest to UCM/ProVenture-Synergy Business Park, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.13 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.11	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 106, 107 and 108) (incorporated herein by reference to Exhibit 10.14 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.12	Lease dated as of April 20, 2010 by and between Edwin B. Raskin Company, as agent for SIG, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.15 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.13*	Form of Franklin Financial Network, Inc.’s Organizers’ Warrant Agreement (incorporated herein by reference to Exhibit 10.16 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.14*	Form of Franklin Financial Network, Inc. Award Agreement for Non-Qualified Stock Options (incorporated herein by reference to Exhibit 10.49 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.15*	Form of Franklin Financial Network, Inc. Award Agreement for Restricted Stock (incorporated herein by reference to Exhibit 10.50 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.16*	Form of Franklin Financial Network, Inc. Award Agreement for Incentive Stock Options (incorporated herein by reference to Exhibit 10.51 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.17*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.17 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.18*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.18 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.19*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.19 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.20*	Employment Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.20 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.21*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.21 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.22*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.22 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.23*	Employment Agreement dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.23 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.24*	Form of Employment Agreement by and between Franklin Financial Network, Inc. and Sarah Meyerrose (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 21, 2016).

10.25*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.24 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.26*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.25 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.27*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.26 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.28*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.27 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.29*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.28 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.30*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.29 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.31*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.30 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.32*	Form of Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement by and between Franklin Financial Network, Inc. and Sarah Meyerrose (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 21, 2016).

10.33*	Form of Lee M. Moss Employment Agreement (incorporated herein by reference to Exhibit 10.34 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.34*	Form of Lee M. Moss Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.35 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.35*	Form of Lee M. Moss Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.36 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.36*	Form of Kevin D. Busbey Employment Agreement (incorporated herein by reference to Exhibit 10.37 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.37*	Form of Kevin D. Busbey Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.38 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.38*	Form of Kevin D. Busbey Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.39 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.39*	Form of Dallas G. Caudle, Jr. Employment Agreement (incorporated herein by reference to Exhibit 10.40 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

Exhibit No.	Description of Exhibit

10.40*	Form of Dallas G. Caudle, Jr. Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.41 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.41*	Form of Dallas G. Caudle, Jr. Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.42 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.42*	Form of D. Edwin Jernigan, Jr. Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.43 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.43*	Form of D. Edwin Jernigan, Jr. Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.44 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.44*	Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.45 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.45	Form of Split Dollar Life Insurance Agreement (incorporated herein by reference to Exhibit 10.48 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.46	Contract for Sale of Real Estate, dated as of December 5, 2014 by and between Franklin Synergy Bank and Murfreesboro Branches, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.47	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.48	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.49	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.50	Asset Purchase and Sale Agreement, by and between BCG Consulting, LLC, Banc Compliance Group, Inc. and Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on January 2, 2015).

10.51	Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2610 Old Fort Parkway, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.52	Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 724 President Place, Smyrna, Tennessee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

Exhibit No.	Description of Exhibit

10.53	Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2782 South Church Street, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.54	Triple Net Office Lease Agreement, dated as of June 11, 2015 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Commission on June 12, 2015).

10.55	Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Commission on July 29, 2015).

10.56	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Commission on September 29, 2015).

10.57	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Securities Exchange Commission on October 13, 2015).

10.58	Amendment to the Contract (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on October 13, 2015).

10.59	Amendment to the Contract, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.57 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.60	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on July 13, 2016).

10.61	Form of Change of Control Agreement for Sarah Meyerrose, Richard Bobo and Terry Howell (incorporated herein by reference to Exhibit 10.55 to Form S-4 filed with the Securities and Exchange Commission on February 12, 2016).

10.62	Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.59 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.63	Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.60 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.64	Triple Net Office Lease Agreement, by and between Gateway Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on April 4, 2016).

10.65	Form of Subordinated Note Purchase Agreement, dated as of June 30, 2016, by and among Franklin Financial Network, Inc. and the several purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 30, 2016).

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Crowe Horwath LLP.

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Franklin Financial Network, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on March 16, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2017

FRANKLIN FINANCIAL NETWORK, INC.

By:	/s/ Richard E. Herrington
Richard E. Herrington
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Herrington	Chairman, President & CEO (Principal Executive Officer)	March 16, 2017
Richard E. Herrington

/s/ Sarah Meyerrose	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017
Sarah Meyerrose

/s/ Jimmy E. Allen	Director	March 14, 2017
Jimmy E. Allen

Director
Henry W. Brockman, Jr.

Director
David H. Kemp

/s/ Pamela J. Stephens	Director	March 15, 2017
Pamela J. Stephens

/s/ Melody J. Sullivan	Director	March 16, 2017
Melody J. Sullivan

/s/ Gregory E. Waldron	Director	March 14, 2017
Gregory E. Waldron

/s/ Benjamin Wynd	Director	March 14, 2017
Benjamin Wynd

The following financial statements are included in Part II, Item 8:

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Franklin Financial Network, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Franklin Financial Network, Inc. (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Franklin, Tennessee

March 16, 2017

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	2016	2015
ASSETS
Cash and due from financial institutions	$90,927	$52,394
Certificates of deposit at other financial institutions	1,055	250
Securities available for sale	754,755	575,838
Securities held to maturity (fair value 2016—$227,892 and 2015—$161,969)	228,894	158,200
Loans held for sale, at fair value	23,699	14,079
Loans	1,773,592	1,303,826
Allowance for loan losses	(16,553)	(11,587)

Net loans	1,757,039	1,292,239

Restricted equity securities, at cost	11,843	7,998
Premises and equipment, net	9,551	7,640
Accrued interest receivable	9,931	7,299
Bank owned life insurance	23,267	22,619
Deferred tax asset	15,013	9,430
Assets held for sale	—	1,640
Foreclosed assets	—	200
Servicing rights, net	3,621	3,455
Goodwill	9,124	9,124
Core deposit intangible, net	1,480	2,043
Other assets	2,990	3,344

Total assets	$2,943,189	$2,167,792

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$233,781	$176,742
Interest bearing	2,158,037	1,637,297

Total deposits	2,391,818	1,814,039
Federal funds purchased and repurchase agreements	83,301	101,086
Federal Home Loan Bank advances	132,000	57,000
Subordinated notes, net	58,337	—
Accrued interest payable	1,924	644
Other liabilities	5,448	6,207

Total liabilities	2,672,828	1,978,976
Equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 10,000 shares authorized; no shares outstanding at December 31, 2016; 10,000 shares issued and outstanding at December 31, 2015	—	10,000
Common stock, no par value: 20,000,000 shares authorized; 13,036,954 and 10,571,377 issued at December 31, 2016 and 2015, respectively	218,354	147,784
Retained earnings	59,386	31,352
Accumulated other comprehensive loss	(7,482)	(320)

Total shareholders’ equity	270,258	188,816
Noncontrolling interest in consolidated subsidiary	103	—

Total equity	$270,361	$188,816

Total liabilities and equity	$2,943,189	$2,167,792

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	2016	2015	2014
Interest income and dividends
Loans, including fees	$78,236	$53,574	$33,585
Securities:
Taxable	15,306	12,362	9,459
Tax-exempt	5,609	2,331	81
Dividends on restricted equity securities	500	350	227
Federal funds sold and other	256	104	80

Total interest income	99,907	68,721	43,432

Interest expense
Deposits	14,234	8,688	5,301
Federal funds purchased and repurchase agreements	303	306	176
Federal Home Loan Bank advances	884	312	262
Subordinated notes and other borrowings	2,902	—	—

Total interest expense	18,323	9,306	5,739

Net interest income	81,584	59,415	37,693
Provision for loan losses	5,240	5,030	2,374

Net interest income after provision for loan losses	76,344	54,385	35,319

Noninterest income
Service charges on deposit accounts	185	113	53
Other service charges and fees	3,041	2,644	1,777
Net gain on sale of loans	7,183	6,959	5,814
Wealth management	1,894	1,283	639
Loan servicing fees, net	22	227	254
Gain on sales and calls of securities	2,172	833	259
Net gain (loss) on foreclosed assets	40	26	(96)
Other	603	771	1,255

Total noninterest income	15,140	12,856	9,955

Noninterest expense
Salaries and employee benefits	30,029	24,040	19,160
Occupancy and equipment	7,627	6,589	4,729
FDIC assessment expense	2,068	1,167	600
Marketing	762	956	728
Professional fees	3,546	2,425	2,040
Other	7,649	6,963	4,469

Total noninterest expense	51,681	42,140	31,726

Income before income tax expense	39,803	25,101	13,548
Income tax expense	11,746	9,021	5,134

Net income	28,057	$16,080	$8,414
Dividends paid on Series A preferred stock	(23)	(100)	(100)
Earnings attributable to noncontrolling interest	—	—	—

Net income available to common shareholders	$28,034	$15,980	$8,314

Earnings per share:
Basic	$2.56	$1.62	$1.32
Diluted	2.42	1.54	1.27

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	2016	2015	2014
Net income	$28,057	$16,080	$8,414
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(9,609)	(3,220)	11,131
Reclassification adjustment for gains on sales, calls, and prepayments of securities included in net income	(2,172)	(833)	(259)

Net unrealized gains (losses)	(11,781)	(4,053)	10,872

Tax effect, includes $852, $327, and $102, respectively, income tax expense from gains on sales of securities	4,619	1,557	(4,163)

Total other comprehensive income (loss)	(7,162)	(2,496)	6,709

Comprehensive income	$20,895	$13,584	$15,123

NOTE: No other comprehensive income is allocated to noncontrolling interest.

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2013	$10,000	4,862,875	$52,638	$7,058	$(4,533)	$—	$65,163
Exercise of common stock options	—	23,809	236	—	—	—	236
Dividends paid on Series A preferred stock	—	—	—	(100)	—	—	(100)
Issuance of restricted stock, net of forfeitures	—	83,191	—	—	—	—	—
Stock based compensation expense	—	—	611	—	—	—	611
Stock issued in conjunction with 401(k) employer match	—	20,345	275	—	—	—	275
Stock and stock options (137,280 options) issued related to MidSouth Bank acquisition, net of stock issuance costs of $514	—	2,766,191	40,462	—	—	—	40,462
Excess tax benefit from exercise of stock options	—	—	29	—	—	—	29
Net income	—	—	—	8,414	—	—	8,414
Other comprehensive income	—	—	—	—	6,709	—	6,709

Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$—	$121,799
Exercise of common stock options, includes net settlement of shares	—	125,478	1,301	—	—	—	1,301
Exercise of common stock warrants	—	6,570	79	—	—	—	79
Dividends paid on Series A preferred stock	—	—	—	(100)	—	—	(100)
Issuance of restricted stock, net of forfeitures	—	28,229	—	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	860	—	—	—	860
Stock issued related to initial public offering, net of stock issuance costs of $5,017	—	2,640,000	50,423	—	—	—	50,423
Stock issued in conjunction with 401(k) employer match, net of distributions	—	14,689	337	—	—	—	337
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	533	—	—	—	533
Net income	—	—	—	16,080	—	—	16,080
Other comprehensive loss	—	—	—	—	(2,496)	—	(2,496)

Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$—	$188,816
Exercise of common stock options, includes net settlement of shares	—	190,389	1,571	—	—	—	1,571
Exercise of common stock warrants	—	8,450	101	—	—	—	101
Redemption of Series A preferred stock	(10,000)	—	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	—	(23)
Issuance of restricted stock, net of forfeitures	—	34,001	—	—	—	—	—

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Stock based compensation expense, net of forfeitures	—	—	1,641	—	—	—	1,641
Stock issued related to public offering, net of stock issuance costs of $4,203	—	2,242,500	67,557	—	—	—	67,557
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(9,763)	(300)	—	—	—	(300)
Issuance of preferred stock of consolidated subsidiary to noncontrolling interest, net of issuance costs	—	—	—	—	—	103	103
Net income	—	—	—	28,057	—	—	28,057
Other comprehensive loss	—	—	—	—	(7,162)	—	(7,162)

Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	$103	$270,361

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except share and per share data)

	2016	2015	2014
Cash flows from operating activities
Net income	$28,057	$16,080	$8,414
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,330	1,325	931
Accretion of purchase accounting adjustments	(1,175)	(1,897)	(1,589)
Net amortization of securities	7,673	4,961	2,596
Amortization of loan servicing right asset	1,201	909	727
Amortization of core deposit intangible	563	655	362
Amortization of debt issuance costs	124	—	—
Provision for loan losses	5,240	5,030	2,374
Deferred income tax benefit	(964)	(1,058)	(130)
Excess tax benefit related to the exercise of stock options	(1,013)	(533)	(29)
Origination of loans held for sale	(371,173)	(301,190)	(262,955)
Proceeds from sale of loans held for sale	367,369	312,150	266,932
Net gain on sale of loans	(7,183)	(6,959)	(5,814)
Gain on sale of available for sale securities	(2,172)	(684)	(259)
Gain on call of held to maturity securities	—	(149)	—
Income from bank owned life insurance	(648)	(611)	(288)
(Gain) loss on sale of foreclosed assets	(28)	(16)	96
Loss on sale of assets held for sale	98	—	—
Stock-based compensation	1,641	860	611
Compensation expense related to common stock issued to 401(k) plan	—	466	275
Recognition of deferred gain on sale of loans	(64)	(36)	(50)
Recognition of deferred gain on sale of foreclosed assets	(12)	(10)	(5)
Loss on disposal of non-bank subsidiary	—	—	32
Net change in:
Accrued interest receivable and other assets	(2,278)	(5,599)	(82)
Accrued interest payable and other liabilities	1,610	3,584	(219)

Net cash from operating activities	28,196	27,278	11,930
Cash flows from investing activities
Available for sale securities:
Sales	93,873	107,300	44,181
Purchases	(391,036)	(498,977)	(198,452)
Maturities, prepayments and calls	103,307	204,147	93,339
Held to maturity securities:
Purchases	(94,749)	(116,322)	(8,601)
Maturities, prepayments and calls	21,712	10,670	11,551
Net change in loans	(468,973)	(515,837)	(181,928)
Purchase of bank owned life insurance	—	(10,344)	—
Proceeds from sale of buildings held for sale	1,542	4,080	—
Purchase of restricted equity securities	(3,845)	(2,649)	(745)
Proceeds from sale of foreclosed assets	336	531	1,166
Purchases of premises and equipment, net	(3,241)	(941)	(3,887)
Increase in certificates of deposits at other financial institutions	(805)	—	—
Net cash provided from sale of non-bank subsidiary	—	—	205
Net cash acquired from acquisition	—	—	12,197

Net cash from investing activities	(741,879)	(818,342)	(230,974)

	2016	2015	2014
Cash flows from financing activities
Increase in deposits	577,779	641,867	246,629
Increase (decrease) in federal funds purchased and repurchase agreements	(17,785)	62,008	13,894
Proceeds from Federal Home Loan Bank advances	325,000	157,000	15,000
Repayment of Federal Home Loan Bank advances	(250,000)	(119,000)	(25,000)
Proceeds from other borrowings	10,000	—	—
Repayment of other borrowings	(10,000)	—	—
Proceeds from issuance of subordinated notes, net of issuance costs	58,213	—	—
Proceeds from exercise of common stock warrants	101	79	—
Proceeds from exercise of common stock options	1,571	1,834	265
Proceeds from issuance of common stock, net of offering costs	67,557	50,423	(514)
Divestment of common stock issued to 401(k) plan	(300)	—	—
Redemption of Series A preferred stock	(10,000)	—	—
Dividends paid on preferred stock	(23)	(100)	(100)
Proceeds from issuance of preferred stock of consolidated subsidiary to noncontrolling interest, net of issuance costs	103	—	—
Net cash from financing activities	752,216	794,111	250,174
Net change in cash and cash equivalents	38,533	3,047	31,130
Cash and cash equivalents at beginning of period	52,394	49,347	18,217
Cash and cash equivalents at end of period	$90,927	$52,394	$49,347
Supplemental information:
Interest paid	$17,043	$9,083	$5,540
Income taxes paid	14,023	9,738	5,692
Non-cash supplemental information:
Fair value of stock and stock options issued related to MidSouth Bank acquisition	$—	$—	$40,976
Transfers from loans to foreclosed assets	108	—	1,273
Transfers from premises and equipment to assets held for sale	—	1,640	4,080

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Franklin Financial Network, Inc. and its wholly-owned subsidiaries, Franklin Synergy Bank (the “Bank”) and Franklin Synergy Risk Management, Inc., together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.

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

On July 1, 2014 the Company completed its acquisition of MidSouth Bank (MidSouth”), which was merged with and became part of the Bank.

On December 28, 2015, the Company invested in a wholly-owned subsidiary, Franklin Synergy Risk Management, Inc., which provides risk management services to the Company in the form of enhanced insurance coverages.

On March 1, 2016, the Bank invested in a wholly-owned subsidiary, Franklin Synergy Investments of Tennessee, Inc. (“FSIT”), which provides investment services to the Bank. Also on March 1, 2016, FSIT invested in a wholly-owned subsidiary, Franklin Synergy Investments of Nevada, Inc. (“FSIN”), to provide investment services to FSIT related to certain municipal securities. In addition, on March 1, 2016, FSIN invested in a subsidiary, Franklin Synergy Preferred Capital, Inc., to serve as a real estate investment trust (“REIT”), to allow the Bank to sell real estate loans to obtain a tax benefit. FSIN has a controlling interest in the REIT, but the REIT also has a group of investors that own a noncontrolling interest in the preferred stock of the REIT.

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

Interest-Bearing Deposits in Financial Institutions: Interest-bearing deposits in other financial institutions are carried at cost.

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

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No OTTI has been recognized for the years ended December 31, 2016, 2015 or 2014.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

All loans classified by management as substandard or worse are individually evaluated for potential designation as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Commercial and industrial loans include loans for commercial, industrial, healthcare or agricultural purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. Commercial and Agriculture loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

Company Owned Life Insurance/Bank Owned Life Insurance: The Company and the Bank have purchased life insurance policies on certain key executives. Company owned life insurance/bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, reduced for estimated forfeitures. Accounting Standards Codification (“ASC”) 718-20 “Compensation – Stock Compensation Awards Classified as Equity” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement during the period in which they occur.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or equity.

Recently Adopted Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current Generally Accepted Accounting Principle (“GAAP”)) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt this ASU in the fourth quarter of 2016 effective as of January 1, 2016 and has elected to not account for forfeitures as they occur. The adoption of this ASU decreased income tax expense for the year by $1,013. The adoption of this ASU also impacted previously reported quarterly earnings and/or earnings per share in 2016, as follows: (1) first quarter 2016 – no income tax benefit was recorded; decreased diluted earnings per share by $0.01; (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted earnings per share by $0.04; and (3) third quarter 2016 – decreased income tax expense by $107 and increased diluted earnings per share by $0.01.

Recently Issued, Not Yet Effective Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB ASC, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC,

Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Since most of the Company’s revenues come from financial instruments which are not included in the scope of this ASU, adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Management has not yet determined the impact that adoption of this guidance will have on the Company’s financial statements.

On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will likely be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a material impact on the Company’s financial statements.

NOTE 2 - SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Mortgage-backed securities: residential	$614,344	$949	$(8,208)	$607,085
Mortgage-backed securities: commercial	19,439	27	(132)	19,334
State and political subdivisions	133,280	238	(5,182)	128,336

Total	$767,063	$1,214	$(13,522)	$754,755

December 31, 2015
U.S. government sponsored entities and agencies	$6,792	$72	$(47)	$6,817
Mortgage-backed securities: residential	502,916	2,386	(4,347)	500,955
Mortgage-backed securities: commercial	19,993	22	(180)	19,835
State and political subdivisions	46,664	1,570	(3)	48,231

Total	$576,365	$4,050	$(4,577)	$575,838

The amortized cost and fair value of the held to maturity securities portfolio at December 31, 2016 and 2015 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2016
U.S. government sponsored entities and agencies	$203	$6	$—	$209
Mortgage backed securities: residential	106,169	328	(2,343)	104,154
State and political subdivisions	122,522	1,214	(207)	123,529

Total	$228,894	$1,548	$(2,550)	$227,892

December 31, 2015
U.S. government sponsored entities and agencies	$3,300	$11	$(72)	$3,239
Mortgage backed securities: residential	30,398	410	(408)	30,400
State and political subdivisions	124,502	3,841	(13)	128,330

Total	$158,200	$4,262	$(493)	$161,969

The mortgage backed securities in which the Company has invested, both available for sale and held to maturity, are either issued by or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA).

The proceeds from sales, calls, and prepayments of available for sale securities and the associated gains and losses were as follows:

	2016	2015	2014
Proceeds from sales	$93,873	$107,300	$44,181
Proceeds from calls and prepayments	$11,805	$2,000	$—
Gross gains	2,557	972	422
Gross losses	(385)	(288)	(163)

Calls of held to maturity securities resulted in gross gains of $148 during 2015. Gross proceeds from these calls totaled $2,300.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2016
	Amortized Cost	Fair Value
Available for sale
Three months or less	$—	$—
Over three months through one year	17,600	17,536
Over one year through five years	—	—
Over five years through ten years	2,857	2,853
Over ten years	112,823	107,947
Mortgage-backed securities: commercial	19,439	19,334
Mortgage-backed securities: residential	614,344	607,085

Total	$767,063	$754,755

Held to maturity
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	705	740
Over five years through ten years	5,055	5,056
Over ten years	116,965	117,942
Mortgage-backed securities: residential	106,169	104,154

Total	$228,894	$227,892

Securities pledged at December 31, 2016 and 2015 had a carrying amount of $808,224 and $595,524 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2016 and 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale
Mortgage-backed securities: residential	$465,416	$(7,833)	$9,907	$(375)	$475,323	$(8,208)
Mortgage-backed securities: commercial	15,752	(132)	—	—	15,752	(132)
State and political subdivisions	100,020	(5,182)	—	—	100,020	(5,182)

Total available for sale	$581,188	$(13,147)	$9,907	$(375)	$591,095	$(13,522)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$89,523	$(2,244)	$3,025	$(99)	$92,548	$(2,343)
State and political subdivisions	18,907	(207)	—	—	18,907	(207)

Total held to maturity	$108,430	$(2,451)	$3,025	$(99)	$111,455	$(2,550)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for sale
U.S. government sponsored entities and agencies	$2,703	$(47)	$—	$—	$2,703	$(47)
Mortgage-backed securities: residential	313,570	(3,691)	23,319	(656)	336,889	(4,347)
Mortgage-backed securities: commercial	15,980	(180)	—	—	15,980	(180)
State and political subdivisions	716	(3)	—	—	716	(3)

Total available for sale	$332,969	$(3,921)	$23,319	$(656)	$356,288	$(4,577)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
U.S. government sponsored entities and agencies	$1,957	$(43)	$971	$(29)	$2,928	$(72)
Mortgage-backed securities: residential	9,788	(97)	5,481	(311)	15,269	(408)
State and political subdivisions	3,351	(13)	—	—	3,351	(13)

Total held to maturity	$15,096	$(153)	$6,452	$(340)	$21,548	$(493)

Unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity. At December 31, 2016, the Company had 162 available for sale securities in an unrealized loss position and 38 held to maturity securities in an unrecognized loss position.

NOTE 3 - LOANS

Loans at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Loans that are not PCI loans
Construction and land development	$489,562	$372,767
Commercial real estate:
Nonfarm, nonresidential	458,569	353,268
Other	38,571	10,955
Residential real estate:
Closed-end 1-4 family	254,474	162,933
Other	150,515	112,001
Commercial and industrial	376,476	283,888
Consumer and other	3,359	6,577

Loans before net deferred loan fees	1,771,526	1,302,389
Deferred loan fees, net	(793)	(2,476)

Total loans that are not PCI loans	1,770,733	1,299,913
Total PCI loans	2,859	3,913
Allowance for loan losses	(16,553)	(11,587)

Total loans, net of allowance for loan losses	$1,757,039	$1,292,239

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	601	1,120	511	2,964	44	5,240
Loans charged-off	(11)	—	(40)	(255)	(42)	(348)
Recoveries	—	—	66	1	7	74

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	496	1,652	76	2,755	51	5,030
Loans charged-off	—	—	(32)	(48)	(135)	(215)
Recoveries	—	—	26	1	65	92

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$1,552	$1,511	$1,402	$337	$98	$4,900
Provision for loan losses	1,138	523	385	371	(43)	2,374
Loans charged-off	—	(540)	(61)	(58)	—	(659)
Recoveries	—	—	65	—	—	65

Total ending allowance balance	$2,690	$1,494	$1,791	$650	$55	$6,680

For the years ended December 31, 2016 and 2015, there was $0 and $9, respectively, in allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015. Purchased and PCI loans are also included in the table. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,024	$—	$1,024
Collectively evaluated for impairment	3,776	4,266	2,398	5,044	45	15,529
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

Loans:
Individually evaluated for impairment	$1,275	$2,836	$2,190	$3,608	$—	$9,909
Collectively evaluated for impairment	488,287	494,304	402,799	372,868	3,359	1,761,617
Purchased credit-impaired loans	—	394	496	1,969	—	2,859

Total ending loans balance	$489,562	$497,534	$405,485	$378,445	$3,359	$1,774,385

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$113	$—	$113
Collectively evaluated for impairment	3,186	3,137	1,861	3,245	36	11,465
Purchased credit-impaired loans	—	9	—	—	—	9

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

Loans:
Individually evaluated for impairment	$1,943	$908	$1,185	$134	$—	$4,170
Collectively evaluated for impairment	370,824	363,315	273,749	283,754	6,577	1,298,219
Purchased credit-impaired loans	78	1,460	563	1,812	—	3,913

Total ending loans balance	$372,845	$365,683	$275,497	$285,700	$6,577	$1,306,302

Loans collectively evaluated for impairment reported at December 31, 2016 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. As of December 31, 2016, these non-PCI loans had a carrying value of $72,367, comprised of contractually unpaid principal totaling $74,373 and discounts totaling $2,006. Management evaluated these loans for credit deterioration since acquisition and determined that a $23 allowance for loan losses was necessary at December 31, 2016.

The following table presents information related to impaired loans by class of loans as of December 31, 2016 and 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With no allowance recorded:
Construction and land development	$1,275	$1,275	$—
Commercial real estate:
Nonfarm, nonresidential	4,423	2,836	—
Residential real estate:
Closed-end 1-4 family	2,069	2,069	—
Other	121	121	—
Commercial and industrial	934	934	—

Subtotal	8,822	7,235	—

With an allowance recorded:
Commercial and industrial	2,864	2,674	1,024

Subtotal	2,864	2,674	1,024

Total	$11,686	$9,909	$1,024

December 31, 2015
With no allowance recorded:
Construction and land development	$1,943	$1,943	$—
Commercial real estate:
Nonfarm, nonresidential	2,495	908	—
Residential real estate:
Closed-end 1-4 family	476	476	—
Other	709	709	—
Commercial and industrial	21	21	—

Subtotal	5,644	4,057	—

With an allowance recorded:
Commercial and industrial	113	113	113

Subtotal	113	113	113

Total	$5,757	$4,170	$113

The following table presents the average recorded investment of impaired loans by class of loans for the years ended December 31, 2016, 2015 and 2014:

Average Recorded Investment	2016	2015	2014
With no allowance recorded:
Construction and land development	$474	$494	$—
Commercial real estate:
Nonfarm, nonresidential	1,892	882	587
Residential real estate:
Closed-end 1-4 family	747	261	94
Other	696	415	—
Commercial and industrial	207	62	2
Consumer and other	8	10	2

Subtotal	4,024	2,124	683

With an allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	—	—	893
Residential real estate:
Closed-end 1-4 family	55	—	359
Commercial and industrial	490	60	53
Consumer and other	—	8	—

Subtotal	545	68	1,305

Total	$4,569	$2,192	$1,988

The impact on net interest income for these loans was not material to the Company’s results of operations for the years ended December 31, 2016, 2015 and 2014.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015:

	Nonaccrual	Loans Past Due Over 90 Days
December 31, 2016
Construction and land development	$—	$1,950
Commercial real estate:
Nonfarm, nonresidential	835	—
Other	—	—
Residential real estate:
Closed-end 1-4 family	—	452
Other	121	—
Commercial and industrial	2,674	150
Consumer and other	—	—

Total	$3,630	$2,552

December 31, 2015
Construction and land development	$—	$1,943
Commercial real estate:
Nonfarm, nonresidential	835	—
Other	—	—
Residential real estate:
Closed-end 1-4 family	41	435
Other	—	—
Commercial and industrial	32	—
Consumer and other	—	—

Total	$908	$2,378

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2016
Construction and land development	$380	$—	$1,950	$2,330	$487,232	$—	$489,562
Commercial real estate:
Nonfarm, nonresidential	664	—	835	1,499	457,070	394	458,963
Other	—	—	—	—	38,571	—	38,571
Residential real estate:
Closed-end 1-4 family	428	10	452	890	253,584	496	254,970
Other	231	—	121	352	150,163	—	150,515
Commercial and industrial	155	39	2,824	3,018	373,458	1,969	378,445
Consumer and other	—	—	—	—	3,359	—	3,359

	$1,858	$49	$6,182	$8,089	$1,763,437	$2,859	$1,774,385

December 31, 2015
Construction and land development	$—	$149	$1,943	$2,092	$370,675	$78	$372,845
Commercial real estate:
Nonfarm, nonresidential	258	—	835	1,093	352,175	1,460	354,728
Other	—	—	—	—	10,955	—	10,955
Residential real estate:
Closed-end 1-4 family	213	—	476	689	162,244	562	163,495
Other	30	—	—	30	111,971	1	112,002
Commercial and industrial	86	32	—	118	283,770	1,812	285,700
Consumer and other	2	—	—	2	6,575	—	6,577

	$589	$181	$3,254	$4,024	$1,289,365	$3,913	$1,306,302

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Total
December 31, 2016
Construction and land development	$488,287	$—	$1,275	$489,562
Commercial real estate:
Nonfarm, nonresidential	449,373	1,847	7,743	458,963
Other	38,571	—	—	38,571
Residential real estate:
Closed-end 1-4 family	251,919	—	3,051	254,970
Other	149,504	—	1,011	150,515
Commercial and industrial	373,243	—	5,202	378,445
Consumer and other	3,359	—	—	3,359

	$1,754,256	$1,847	$18,282	$1,774,385

December 31, 2015
Construction and land development	$370,824	$—	$2,021	$372,845
Commercial real estate:
Nonfarm, nonresidential	352,451	—	2,277	354,728
Other	10,955	—	—	10,955
Residential real estate:
Closed-end 1-4 family	162,160	—	1,335	163,495
Other	111,292	—	710	112,002
Commercial and industrial	284,144	—	1,556	285,700
Consumer and other	6,577	—	—	6,577

	$1,298,403	$—	$7,899	$1,306,302

Troubled Debt Restructurings

As of December 31, 2016, the Company’s loan portfolio contains one loan in the amount of $698 that has been modified in a troubled debt restructuring as of December 31, 2016. There were no loans modified in troubled debt restructurings as of December 31, 2015.

NOTE 4 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2016 and 2015 are as follows:

	2016	2015
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$499,385	$463,952
Other	2,954	4,037

Custodial escrow balances maintained in connection with serviced loans were $2,477 and $2,494 at year-end 2016 and 2015.

The related loan servicing rights activity for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Servicing rights:
Beginning of year	$3,455	$3,053	$2,640
Additions	1,367	1,311	1,140
Amortized to expense	(1,201)	(909)	(727)
Decrease in impairment	—	—	—

End of year	$3,621	$3,455	$3,053

The components of net loan servicing fees for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Loan servicing fees, net:
Loan servicing fees	$1,223	$1,136	$981
Amortization of loan servicing fees	(1,201)	(909)	(727)
Change in impairment	—	—	—

Total	$22	$227	$254

The fair value of servicing rights was estimated by management to be approximately $5,015 at December 31, 2016. Fair value for 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%. At December 31, 2015, the fair value of servicing rights was estimated by management to be approximately $4,635. Fair value for 2015 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%.

NOTE 5 - PREMISES AND EQUIPMENT AND RELATED PARTY LEASES

Year-end premises and equipment were as follows:

	2016	2015
Construction in progress	$2,184	$282
Land and land improvements	33	33
Buildings	150	150
Leasehold improvements	6,149	5,783
Furniture, fixtures, and equipment	5,229	4,652
Computer equipment and software	2,840	2,480
Automobiles	29	29

	16,614	13,409
Accumulated depreciation	(7,063)	(5,769)

	$9,551	$7,640

Depreciation and amortization expense was $1,330, $1,325 and $931 for the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Leases: The Company leases most of its branches, loan production, and administrative offices under operating leases. Rent expense was $3,602, $2,912 and $2,049 for 2016, 2015 and 2014, respectively. Rent commitments, over the initial lease terms and intended renewal periods were as follows:

	Related Parties	Other	Total
2017	$2,539	$1,097	$3,636
2018	3,103	919	4,022
2019	3,149	897	4,046
2020	3,195	829	4,024
2021	3,243	842	4,085
Thereafter	33,441	5,633	39,074

Total	$48,670	$10,217	$58,887

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill: Goodwill was $9,124 at both December 31, 2016 and 2015.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets: As of December 31, 2016 and 2015, the Company had net core deposit intangibles of $1,480 and $2,043, respectively, all of which is attributed to the acquisition of MidSouth. At the time of the acquisition, the Company recorded a core deposit intangible of $3,060, which is being amortized over 8.2 years. Through December 31, 2016, the Company has recognized amortization of $1,580 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2016 and 2015:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(1,580)	$3,060	$(1,017)

Aggregate amortization expense was $563, $655 and $362 for 2016, 2015 and 2014, respectively.

The following table presents estimated amortization expense for each of the next five years:

2017	$473
2018	382
2019	291
2020	201
2021	110

NOTE 7 - DEPOSITS

At December 31, 2016 and 2015, time deposits in denominations of $250 or greater totaled $289,571 and $310,741, respectively. At December 31, 2016 and 2015, the Company had $192 and $290, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Scheduled maturities of time deposits for the next five years were as follows:

2017	$516,233
2018	168,026
2019	66,578
2020	30,674
2021	58,811

NOTE 8 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

As of December 31, 2016 and 2015, the Bank had federal funds lines (or the equivalent thereof) with correspondent banks totaling $199,900 and $134,400, respectively. There was $46,805 and $39,825 in outstanding federal funds purchased at December 31, 2016 and 2015, respectively.

The Bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At December 31, 2016 and December 31, 2015, these short-term borrowings totaled $36,496 and $61,261, respectively, and are secured by securities with carrying amounts of $41,136 and $73,478, respectively. At December 31, 2016, the Company had $36,496 in repurchase agreements that had one-day maturities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2016	2015	2014
Average daily balance during the year	$39,647	$38,241	$12,792
Average interest rate during the year	0.58%	0.53%	0.58%
Maximum month-end balance during the year	$61,669	$61,261	$24,466
Weighted average interest rate at year end	0.56%	0.64%	0.56%

The following table provides additional details as of December 31, 2016:

As of December 31, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$209	$117	$41,330	$41,656
Borrowings related to pledged amounts	$—	$—	$36,496	$36,496
Market value pledged as a % of borrowings	—%	—%	113%	114%

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the Federal Home Loan Bank of Cincinnati (“FHLB”), which is secured by a blanket pledge of 1-4 family residential mortgage loans and home equity lines of credit. The availability of the line is dependent, in part, on available collateral.

At December 31, 2016 and 2015, the Company had received advances from the FHLB totaling $132,000 and $57,000, respectively. At December 31, 2016, the scheduled maturities of these advances and interest rates were as follows:

	Scheduled Maturities	Weighted Average Rates
2017	$10,000	1.27%
2018	87,000	1.12%
2019	35,000	1.30%
2020	—	—
2021	—	—
Thereafter	—	—

Total	$132,000	1.18%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Qualifying loans totaling approximately $402,864 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2016. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow up to an additional $30,001 as of December 31, 2016.

NOTE 10 – SUBORDINATED NOTES

At December 31, 2016, the Company’s subordinated notes, net of issuance costs, totaled $58,337. The Company had no subordinated notes outstanding at December 31, 2015. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 15 of the consolidated financial statements.

The Company completed the issuance of $60,000 in principal amount of subordinated notes in two separate offerings. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7.00% fixed-to-floating rate subordinated notes were issued to certain accredited institutional investors in a private offering. The subordinated notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The subordinated notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Company’s bank subsidiary, its depositors, and any preferred equity holders of our subsidiaries. The holders of the subordinated notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes

Principal amount issued	$40,000	$20,000

Maturity date	March 30, 2026	July 1, 2026

Initial fixed interest rate	6.875%	7.00%

Initial interest rate period	5 years	5 years

First interest rate change date	March 30, 2021	July 1, 2021

Interest payment frequency through year five*	Semiannually	Semiannually

Interest payment frequency after five years*	Quarterly	Quarterly

Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%

Repricing frequency after five years	Quarterly	Quarterly

*	The Company currently may not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies.

The Company used the net proceeds from the March 2016 Subordinated Notes offering to pay off a $10 million borrowing that had been used to redeem the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) in connection with the Company’s participation in the Small Business Lending Fund and to fund future growth of the Bank. The Company used the net proceeds from the June 2016 Subordinated Notes to fund future growth of the Bank.

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Notes.

NOTE 11 – BENEFIT PLANS

A 401(k) benefit plan was adopted to begin benefits on May 1, 2008. The 401(k) benefit plan allows employee contributions of their compensation subject to certain limitations. Employee contributions are matched in the Company’s common stock equal to 100% of the first 2% of the compensation contributed and 50% of the next 4% of the compensation contributed. Expense for the years ending December 31, 2016, 2015 and 2014 was $523, $466 and $387, respectively.

NOTE 12 – INCOME TAXES

A reconciliation of the income tax expense for the years ended December 31, 2016, 2015 and 2014 to the “expected” tax expense, which was computed by applying the statutory federal income tax rate of 35 percent for 2016, 2015 and 2014 to income before income tax expense, is as follows:

	2016	2015	2014
Computed “expected” tax expense	$13,931	$8,785	$4,742
Increase (reduction) in tax expense resulting from:
State tax expense, net of federal tax effect	805	1,031	593
Effect of statutory rate changes enacted in 2014	—	—	(223)
Non-deductible merger costs	114	20	150
Incentive stock options	152	58	104
Bank owned life insurance	(227)	(214)	(101)
Tax-exempt interest income, net of expense	(1,801)	(703)	(49)
Insurance premiums	(364)	—	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	(911)	—	—
Other	47	44	(82)

Income tax expense	$11,746	$9,021	$5,134

Income tax expense (benefit) was as follows:

	2016	2015	2014
Current expense
Federal	$11,416	$8,302	$4,444
State	1,294	1,777	820
Deferred expense
Federal	(908)	(867)	(222)
State	(56)	(191)	92

Income tax expense	$11,746	$9,021	$5,134

The sources of deferred income tax assets (liabilities) at December 31, 2016 and 2015 and the tax effect is as follows:

	2016	2015
Deferred tax assets:
Organizational and start-up costs	$115	$135
Allowance for loan losses	6,340	3,715
Unrealized loss on securities	4,826	207
Net operating loss carry forward	4,332	4,802
Purchase accounting fair value adjustments	1,914	2,231
Accrued other expenses	512	511
Nonaccrual loan interest	468	496
Loan fees	312	971
Other	139	367

Total deferred tax asset	18,958	13,435

Deferred tax liabilities:
Mortgage servicing rights	$(1,429)	$(1,319)
Premises and equipment	(1,080)	(1,113)
Prepaid expenses	(527)	(571)
Unrealized gain on securities	—	—
Purchase accounting fair value adjustments	(639)	(873)
Mortgage banking derivatives	(8)	(94)
Other	(262)	(35)

Total deferred tax liability	(3,945)	(4,005)

Net deferred tax asset	$15,013	$9,430

At December 31, 2016, the federal net operating loss remaining from the acquisition of MidSouth Bank totaled $12.4 million, which will expire at various dates from 2025 to 2031. The federal net operating losses that can be utilized are subject to an annual limitation of $1.3 million. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company does not have any uncertain tax positions and did not have any interest and penalties recorded in the income statement for the years ended December 31, 2016, 2015 and 2014. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company enters into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences.

Loans to principal officers, directors, and their affiliates during 2016 were as follows:

Beginning balance	$13,213
New loans/advances	5,783
Effect of changes in composition of related parties	—
Participations sold	(890)
Repayments	(4,535)

Ending balance	$13,571

Deposits from principal officers, directors, and their affiliates at year end 2016 and 2015 were $18,836 and $6,441.

The Company entered into a 15-year lease agreement for a branch and administrative facility in downtown Franklin, Tennessee on May 7, 2010. The Company also entered into a 15-year lease for its Berry Farms branch in Franklin, Tennessee, on June 12, 2013 with certain outside directors of the Company. The Berry Farms branch opened during 2013. During 2014, the Company entered into 15-year lease agreements for an addition to its branch and administrative facility in downtown Franklin and for its Cool Springs branch in Franklin, Tennessee. During 2015, the Company entered into 15 year lease agreements for three of its Rutherford County branches that were acquired during the acquisition of MidSouth Bank during 2014. During 2015, these three buildings sold to related parties, and lease agreements were executed upon completion of the sale, and during 2016, these properties were sold by the Company’s related parties to an outside party. During 2015, the Company also entered into a lease agreement to expand its downtown Franklin location by adding a mortgage facility and parking garage. The expansion to the downtown Franklin location was completed during 2016.

Rent expense attributable to related party leases in 2016, 2015 and 2014, was $2,574, $2,296 and $1,222, respectively. Rent commitments to related parties, before considering renewal options that generally are present, are disclosed in Note 5. The Company also paid a company affiliated with an outside director $2,261 and $369 for construction of leasehold improvements during 2016 and 2015. In addition, the Company also paid a company affiliated with an outside director $806 and $666 for the procurement of various insurance policies during the years ending December 31, 2016 and 2015.

NOTE 14 - SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and will be exercisable in whole or in part up to seven years following the date of issuance. The warrants are detachable from the common stock. There were 8,450 and 6,570 warrants exercised during 2016 and 2015, respectively. A summary of the stock warrant activity for the years ended December 31, 2016 and 2015 follows:

	2016	2015
Stock warrants exercised:
Intrinsic value of warrants exercised	$181	$71
Cash received from warrants exercised	101	79

At December 31, 2016, there were 16,857 outstanding warrants associated with the 2010 offering.

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

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,641, $860, and $611, respectively, for 2016, 2015, and 2014. The total income tax benefit related to vesting of restricted stock and exercises of stock options was $1,013, $533, and $29, respectively, for 2016, 2015 and 2014.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), which was shareholder-approved, permitted the grant of share options to its employees, organizers and directors for up to 551,250 shares of common stock. The Plan was amended during April 2010 to increase the number of shares available for issuance to 1,000,000. In April 2013, the Plan was amended to offer additional forms of equity compensation, to change the Plan’s name to the Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan, and to increase the number of authorized shares to 1,500,000. The Company believes that such awards better align the interests of its employees with those of its shareholders. Shareholders approved amendments to the Plan to increase the number of authorized shares to 2,000,000 in June 2014 and to 4,000,000 in February 2015. At December 31, 2016, there were 2,014,652 authorized shares available for issuance.

Employee, organizer and director awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a vesting period of two to five years and have a ten-year contractual term. The Company assigns discretion to its Board of Directors to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

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

On the date of the merger, 322,300 MidSouth common stock options were converted into 137,280 options to purchase shares of FFN common stock with an exercise price of $8.57 per option pursuant to the terms of the merger agreement. Using the Black-Scholes option valuation model, the grant date fair value was estimated to be $6.31 per converted option based on the $14.50 fair value per share of FFN common stock at July 1, 2014. No post combination expense was required related to the converted options.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2016	2015	2014
Risk-free interest rate	1.59%	1.84%	1.82%
Expected term	7.5 years	7.5 years	5.9 years
Expected stock price volatility	30.45%	25.00%	10.87%
Dividend yield	0.22%	0.22%	0.23%

The weighted average fair value of options granted for the years ending December 31, 2016, 2015 and 2014 was $10.23, $6.44, and $4.12, respectively.

A summary of the activity in the stock option plans for the years ended December 31, 2016, 2015 and 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	946,644	$11.27
Granted	181,680	13.55
Conversion of pre-existing MidSouth options	137,280	8.57
Exercised	(23,809)	9.92
Forfeited, expired, or cancelled	(31,135)	12.01

Outstanding at December 31, 2014	1,210,660	$11.32
Granted	245,449	20.82
Exercised	(138,901)	11.53
Forfeited, expired, or cancelled	(4,417)	19.02

Outstanding at December 31, 2015	1,312,791	$13.04
Granted	299,587	28.85
Exercised	(214,947)	11.31
Forfeited, expired, or cancelled	(2,415)	19.43

Outstanding at December 31, 2016	1,395,016	$16.70	6.39	$35,090

Vested or expected to vest	1,325,265	$16.70	6.39	$33,335
Exercisable at December 31, 2016	740,708	$11.59	4.65	$22,417

	2016	2015	2014
Stock options exercised:
Intrinsic value of options exercised	$4,725	$1,727	$187
Cash received from options exercised	1,571	1,301	236
Tax benefit realized from option exercises	843	451	29

As of December 31, 2016, there was $3,691 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan provides for the granting of restricted share awards and other performance related incentives. When restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of two to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the year ended December 31, 2016, 2015 and 2014 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	28,685	$13.00
Granted	87,874	14.15
Vested	(9,166)	13.00
Forfeited	(4,683)	14.09

Non-vested at December 31, 2014	102,710	$13.93
Granted	31,938	20.69
Vested	(25,075)	13.99
Forfeited	(3,709)	15.99

Non-vested at December 31, 2015	105,864	$15.89
Granted	36,496	28.47
Vested	(33,407)	17.06
Forfeited	(2,495)	16.97

Non-vested at December 31, 2016	106,458	19.81

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2016, there was $1,713 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $1,003, $560, and $124.

NOTE 15 – REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes that, as of December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2016 is 0.625%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2016 and 2015 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

December 31, 2015
Company common equity Tier 1 capital to risk-weighted assets	$167,562	10.08%	$74,768	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$186,243	11.21%	$132,922	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$174,656	10.51%	$99,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$174,656	8.48%	$82,362	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$172,205	10.36%	$74,772	4.50%	$108,004	6.50%
Bank Total Capital to risk weighted assets	$183,792	11.06%	$132,928	8.00%	$166,160	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$172,205	10.36%	$99,696	6.00%	$132,928	8.00%
Bank Tier 1 (Core) Capital to average assets	$172,205	8.36%	$82,357	4.00%	$102,946	5.00%

Note: Minimum ratios presented exclude the capital conservation buffer.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Neither the Company nor the Bank may currently pay dividends without prior written approval from its primary regulatory agencies.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
Mortgage-backed securities-residential	$—	$607,085	$—
Mortgage-backed securities-commercial	—	19,334	—

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and political subdivisions	—	128,336	—

Total securities available for sale	$—	$754,755	$—

Loans held for sale	$—	$23,699	$—

Mortgage banking derivatives	$—	$229	$—

Financial Liabilities
Mortgage banking derivatives	$—	$66	$—

	Fair Value Measurements at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$6,817	$—
Mortgage-backed securities-residential	—	500,955	—
Mortgage-backed securities-commercial	—	19,835	—
State and political subdivisions	—	48,231	—

Total securities available for sale	$—	$575,838	$—

Loans held for sale	$—	$14,079	$—

Mortgage banking derivatives	$—	$411	$—

Financial Liabilities
Mortgage banking derivatives	$—	$29	$—

At December 31, 2016, the unpaid principal balance of loans held for sale was $23,457, resulting in an unrealized gain of $242 included in gains on sale of loans. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2016. At December 31, 2015, the unpaid principal balance of loans held for sale was $13,754, resulting in an unrealized gain of $325 included in gains on sale of loans.

There were no transfers between levels during 2016 and 2015.

At December 31, 2016, there was one collateral dependent impaired loan carried at fair value of $1,650, and at December 31, 2015, there were no collateral dependent impaired loans carried at fair value.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $0 and $200 as of December 31, 2016 and 2015, respectively. There were no properties at December 31, 2015 that had required write-downs to fair value resulting in no write downs for the year ended December 31, 2015.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2016 and 2015 are as follows:

			Fair Value Measurements at
	Carrying		December 31, 2016 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,927	$90,927	$—	$—	$90,927
Securities available for sale	754,755	—	754,755	—	754,755
Certificates of deposit held at other financial institutions	1,055	—	1,055	—	1,055
Securities held to maturity	228,894	—	227,892	—	227,892
Loans held for sale	23,699	—	23,699	—	23,699
Net loans	1,757,039	—	—	1,727,188	1,727,188
Restricted equity securities	11,843	n/a	n/a	n/a	n/a
Servicing rights, net	3,621	—	5,015	—	5,015
Accrued interest receivable	9,931	—	5,172	4,759	9,931
Financial liabilities
Deposits	$2,391,818	$1,551,461	$836,444	$—	$2,387,905
Federal funds purchased and repurchase agreements	83,301	—	83,301	—	83,301
Federal Home Loan Bank advances	132,000	—	131,098	—	131,098
Subordinated notes	58,337	—	—	61,762	61,762
Accrued interest payable	1,924	154	1,075	695	1,924

			Fair Value Measurements at
	Carrying		December 31, 2015 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$52,394	$52,394	$—	$—	$52,394
Securities available for sale	575,838	—	575,838	—	575,838
Certificates of deposit held at other financial institutions	250	—	250	—	250
Securities held to maturity	158,200	—	161,969	—	161,969
Loans held for sale	14,079	—	14,079	—	14,079
Net loans	1,292,239	—	—	1,279,849	1,279,849
Restricted equity securities	7,998	n/a	n/a	n/a	n/a
Servicing rights, net	3,455	—	4,635	—	4,635
Accrued interest receivable	7,299	3	3,780	3,516	7,299
Financial liabilities
Deposits	$1,814,039	$1,062,587	$748,961	$—	$1,811,548
Federal funds purchased and repurchase agreements	101,086	—	101,086	—	101,086
Federal Home Loan Bank advances	57,000	—	56,931	—	56,931
Accrued interest payable	644	100	544	—	644

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

NOTE 17 – MORTGAGE BANKING DERIVATIVES

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At year-end 2016, the Company had approximately $42,689 of interest rate lock commitments and approximately $50,955 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $229 and $66, respectively, at December 31, 2016. At year-end 2015, the Company had approximately $42,486 of interest rate lock commitments and approximately $41,236 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $411 and $29, respectively, at December 31, 2015. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	2016	2015	2014
Forward contracts related to mortgage loans held for sale and interest rate contracts	$(37)	$103	$(411)
Interest rate contracts for customers	(182)	126	100

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of December 31, 2016 and 2015:

	2016		2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$42,689	$229	$42,486	$411

Forward contracts related to mortgage loans held for sale	$50,955	$(66)	$41,236	$(29)

NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$42,689	$—	$42,486	$—
Unused lines of credit	179,096	336,891	150,030	234,949
Standby letters of credit	8,581	16,413	1,342	13,131

Commitments to make loans are generally made for periods of over 365 days. The fixed rate loan commitments have interest rates ranging from 2.59% to 12.00% and maturity terms ranging from 1 year to 26 years.

NOTE 19 – PREFERRED STOCK

At December 31, 2015, the Company had issued and outstanding 10,000 shares of preferred stock series A as part of its participation in the Small Business Lending Fund (“SBLF”) in 2011, when the Company entered into a Small Business Lending Fund Securities Purchase Agreement (“SBLF Purchase Agreement”) with the United States Department of the Treasury (“Treasury”). On March 25, 2016, the Company redeemed the Series A preferred stock that had been issued to the Treasury, and as a result, the Company had no preferred stock issued and outstanding at December 31, 2016.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Franklin Financial Network, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$4,366	$1,913
Investment in banking subsidiaries	325,571	186,322
Investment in other subsidiaries	1,363	262
Other assets	963	929

Total assets	$332,263	$189,426

	December 31,
	2016	2015
LIABILITIES AND EQUITY
Subordinated notes	$58,337	$—
Accrued expenses and other liabilities	3,668	610
Shareholders’ equity	270,258	188,816

Total liabilities and shareholders’ equity	$332,263	$189,426

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015	2014
Dividends from subsidiaries	$2,050	$150	$575
Other income	305	488	235
Interest expense	2,902	—	—
Other expense	2,842	2,270	1,499

Loss before income tax and undistributed subsidiaries income	(3,389)	(1,632)	(689)
Income tax benefit	(2,320)	(689)	(324)
Equity in undistributed subsidiaries income	29,126	17,023	8,779

Net income	$28,057	$16,080	$8,414

Comprehensive income	$20,895	$13,584	$15,123

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$28,057	$16,080	$8,414
Adjustments:
Equity in undistributed subsidiaries income	(29,126)	(17,023)	(8,779)
Excess tax benefit related to the exchange of stock options	—	(279)	(29)
Amortization of debt issuance costs	124	—	—
Stock-based compensation	105	45	39
Compensation expense related to common stock issued to 401(k) plan	—	14	15
Loss on disposal of subsidiary	—	—	32
Change in other assets	(34)	(629)	77
Change in other liabilities	3,058	463	92

Net cash from operating activities	2,184	(1,329)	(139)

Cash flows from investing activities
Investments in subsidiaries	(116,850)	(49,809)	(12,396)
Net cash acquired from acquisition	—	—	12,197
Net cash from the disposal of subsidiary	—	—	205

Net cash from investing activities	(116,850)	(49,809)	6

Cash flows from financing activities
Proceeds from other borrowings	10,000	—	—
Repayment of other borrowings	(10,000)	—	—
Proceeds from issuance of subordinated notes, net of issuance costs	58,213	—	—
Proceeds from exercise of common stock warrants	101	79	—
Proceeds from exercise of common stock options	1,571	1,834	265
Proceeds from issuance of common stock, net of offering costs	67,557	50,423	(514)

	Years ended December 31,
	2016	2015	2014
Proceeds from subsidiaries related to issuance of common stock related to 401(k) plan	—	319	260
Divestment of common stock issued to 401(k) plan	(300)	—	—
Redemption of Series A preferred stock	(10,000)	—	—
Dividends paid on preferred stock	(23)	(100)	(100)

Net cash from financing activities	117,119	52,555	(89)

Net change in cash and cash equivalents	2,453	1,417	(222)

Beginning cash and cash equivalents	1,913	496	718

Ending cash and cash equivalents	$4,366	$1,913	$496

Non-cash supplemental information:
Transfers from subsidiary stock based compensation expense to parent company only additional paid-in capital	$1,536	$815	$572
Fair value of stock and stock options issued related to MidSouth Bank acquisition (See Note 2)	—	—	40,976

NOTE 21 – EARNINGS PER SHARE

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

	Years Ended December 31,
	2016	2015	2014
Basic
Net income available to common shareholders	$28,034	$15,980	$8,314
Less: earnings allocated to participating securities	(284)	(174)	(94)

Net income allocated to common shareholders	$27,750	$15,806	$8,220

Weighted average common shares outstanding including participating securities	10,933,095	9,885,233	6,320,316
Less: Participating securities	(110,628)	(107,923)	(71,586)

Average shares	10,822,467	9,777,310	6,248,730

Basic earnings per common share	$2.56	$1.62	$1.32

Diluted
Net income allocated to common shareholders	$27,750	$15,806	$8,220
Weighted average common shares outstanding for basic earnings per common share	10,822,467	9,777,310	6,248,730
Add: Dilutive effects of assumed exercises of stock options	655,485	491,318	230,290
Add: Dilutive effects of assumed exercises of stock warrants	12,667	13,581	6,810

Average shares and dilutive potential common shares	11,490,619	10,282,209	6,485,830

Dilutive earnings per common share	$2.42	$1.54	$1.27

Stock options for 165,232, 245,992, and 2,000 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2016, 2015, and 2014, because they were antidilutive.

NOTE 22 - CAPITAL OFFERING

The Company completed a secondary public offering of its common stock on November 21, 2016. The Company issued 2,242,500 shares of common stock at a price of $32.00 per share. Net proceeds were as follows:

Gross proceeds	$71,760
Less: Stock offering costs	(4,203)

Net proceeds from issuance of common stock	$67,557

The proceeds of the offering were used to provide capital to Franklin Synergy Bank to support continued growth and for general corporate purposes.

NOTE 23 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2016 and 2015:

	2016				2015
	Fourth Quarter	Third Quarter†	Second Quarter†	First Quarter†	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data ($):
Interest income	$27,336	$25,724	$24,286	$22,561	$20,081	$19,301	$15,413	$13,926
Interest expense	5,637	5,049	4,352	3,285	2,886	2,565	2,086	1,769
Net interest income	21,699	20,675	19,934	19,276	17,195	16,736	13,327	12,157
Provision for loan losses	1,145	1,392	1,567	1,136	1,876	1,724	805	625
Noninterest income	2,553	4,876	4,626	3,085	2,996	3,795	2,830	3,209
Noninterest expense	13,229	13,708	12,913	11,831	11,098	10,850	10,551	9,615
Net income before taxes	9,878	10,451	10,080	9,394	7,217	7,957	4,801	5,126
Income tax expense	2,699	3,314	2,572	3,161	2,553	2,807	1,667	1,994
Net income	7,179	7,137	7,508	6,233	4,664	5,150	3,134	3,132
Net income available to common shareholders	7,179	7,137	7,508	6,210	4,639	5,125	3,109	3,107
Earnings per share, basic	$0.61	$0.67	$0.70	$0.59	$0.44	$0.49	$0.30	$0.39
Earnings per share, diluted	$0.58	$0.63	$0.66	$0.55	$0.41	$0.46	$0.28	$0.37

†	The Company adopted Accounting Standard Update 2016-09 during the fourth quarter of 2016, and as a result, the amounts presented for income tax expense, net income, net income available to common shareholders and earnings per share have been adjusted accordingly and will not agree with the Company’s Form 10-Q filings for these quarters. The adoption of ASU 2016-09 impacted previously reported quarterly earnings and/or earnings per share in 2016, as follows: (1) first quarter 2016 – no tax benefit was recorded; decreased diluted earnings per share by $0.01; (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted earnings per share by $0.04; and (3) third quarter 2016 – decreased income tax expense by $107 and increased diluted earnings per share by $0.01.