Form 10-Q
period 2017-03-31
Franklin Financial Network Inc.
filed 2017-05-10
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 28, 2017, was 13,092,748.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and those described in Item 1A of Part II of this Quarterly Report on Form 10-Q.

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from financial institutions	$114,664	$90,927
Certificates of deposit at other financial institutions	2,035	1,055
Securities available for sale	1,073,293	754,755
Securities held to maturity (fair value 2017—$225,337 and 2016—$227,892)	226,056	228,894
Loans held for sale, at fair value	12,682	23,699
Loans	1,949,715	1,773,592
Allowance for loan losses	(18,105)	(16,553)

Net loans	1,931,610	1,757,039

Restricted equity securities, at cost	14,978	11,843
Premises and equipment, net	10,231	9,551
Accrued interest receivable	10,516	9,931
Bank owned life insurance	23,422	23,267
Deferred tax asset	15,824	15,013
Foreclosed assets	1,315	—
Servicing rights, net	3,593	3,621
Goodwill	9,124	9,124
Core deposit intangible, net	1,353	1,480
Other assets	4,092	2,990

Total assets	$3,454,788	$2,943,189

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$240,105	$233,781
Interest bearing	2,577,107	2,158,037

Total deposits	2,817,212	2,391,818
Federal Home Loan Bank advances	217,000	132,000
Federal funds purchased and repurchase agreements	70,430	83,301
Subordinated notes, net	58,381	58,337
Accrued interest payable	1,993	1,924
Other liabilities	11,262	5,448

Total liabilities	3,176,278	2,672,828
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, no par value: 20,000,000 shares authorized; 13,064,110 and 13,036,954 issued at March 31, 2017 and December 31, 2016, respectively	218,959	218,354
Retained earnings	67,320	59,386
Accumulated other comprehensive loss	(7,872)	(7,482)

Total shareholders’ equity	278,407	270,258
Noncontrolling interest in consolidated subsidiary	103	103

Total equity	$278,510	$270,361

Total liabilities and equity	$3,454,788	$2,943,189

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income and dividends
Loans, including fees	$22,560	$17,742
Securities:
Taxable	5,617	3,528
Tax-Exempt	2,020	1,122
Dividends on restricted equity securities	181	103
Federal funds sold and other	163	66

Total interest income	30,541	22,561

Interest expense
Deposits	5,246	3,077
Federal funds purchased and repurchase agreements	508	109
Federal Home Loan Bank advances	70	86
Subordinated notes and other borrowings	1,074	13

Total interest expense	6,898	3,285

Net interest income	23,643	19,276
Provision for loan losses	1,855	1,136

Net interest income after provision for loan losses	21,788	18,140

Noninterest income
Service charges on deposit accounts	30	49
Other service charges and fees	752	633
Net gains on sale of loans	2,334	1,608
Wealth management	593	368
Loan servicing fees, net	107	42
Gain on sale or call of securities	—	310
Net gain on sale of foreclosed assets	3	3
Other	189	72

Total noninterest income	4,008	3,085

Noninterest expense
Salaries and employee benefits	8,033	6,517
Occupancy and equipment	2,095	1,807
FDIC assessment expense	760	413
Marketing	267	217
Professional fees	1,035	1,094
Amortization of core deposit intangible	127	149
Other	1,959	1,634

Total noninterest expense	14,276	11,831

Income before income tax expense	11,520	9,394
Income tax expense	3,586	3,161

Net income	7,934	6,233
Dividends paid on Series A preferred stock	—	(23)

Net income available to common shareholders	$7,934	$6,210

Earnings per share:
Basic	$0.61	$0.59
Diluted	0.58	0.55

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$7,934	$6,233
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during the period	(641)	11,060
Reclassification adjustment for gains included in net income	—	(310)

Net unrealized gain (loss)	(641)	10,750
Tax effect	251	(4,217)

Total other comprehensive income (loss)	(390)	6,533

Comprehensive income	$7,545	$12,766

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$—	$188,816
Exercise of common stock options, net	—	13,018	118	—	—	—	118
Exercise of common stock warrants	—	3,150	38	—	—	—	38
Redemption of Series A preferred stock	(10,000)	—	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	—	(23)
Stock based compensation expense, net of restricted share forfeitures	—	2,378	258	—	—	—	258
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(3,331)	(63)	—	—	—	(63)
Net income	—	—	—	6,233	—	—	6,233
Other comprehensive income	—	—	—	—	6,533	—	6,533

Balance at March 31, 2016	$—	10,586,592	$148,135	$37,562	$6,213	—	$191,910

Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	103	$270,361
Exercise of common stock options	—	20,268	177	—	—	—	177
Exercise of common stock warrants	—	11,011	132	—	—	—	132
Stock based compensation expense, net of restricted share forfeitures	—	(180)	447	—	—	—	447
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(3,943)	(151)	—	—	—	(151)
Net income	—	—	—	7,934	—	—	7,934
Other comprehensive loss	—	—	—	—	(390)	—	(390)

Balance at March 31, 2017	$—	13,064,110	$218,959	$67,320	$(7,872)	103	$278,510

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$7,934	$6,233
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	368	322
Accretion of purchase accounting adjustments	(381)	(360)
Net amortization of securities	2,452	1,504
Amortization of loan servicing right asset	213	251
Amortization of core deposit intangible	127	149
Amortization of debt issuance costs	44	—
Provision for loan losses	1,855	1,136
Deferred income tax benefit	(561)	(2)
Origination of loans held for sale	(65,213)	(59,381)
Proceeds from sale of loans held for sale	78,379	63,172
Net gain on sale of loans	(2,334)	(1,608)
Gain on sale of available for sale securities	—	(310)
Income from bank owned life insurance	(155)	(161)
Gain on sale and write down of foreclosed assets	—	(3)
Loss on sale of assets held for sale	—	98
Stock-based compensation	447	258
Compensation expense related to common stock issued to 401(k) plan	—	135
Deferred gain on sale of loans	(58)	(20)
Deferred gain on sale of foreclosed assets	(3)	—
Net change in:
Accrued interest receivable and other assets	(1,687)	129
Accrued interest payable and other liabilities	5,944	2,212

Net cash from operating activities	27,371	13,754
Cash flows from investing activities
Available for sale securities:
Sales	—	48,772
Purchases	(363,298)	(70,169)
Maturities, prepayments and calls	42,167	18,020
Held to maturity securities:
Purchases	(1,996)	(1,245)
Maturities, prepayments and calls	4,335	1,435
Net change in loans	(177,360)	(117,804)
Proceeds from sale of assets held for sale	—	1,542
Purchase of restricted equity securities	(3,135)	(26)
Purchases of premises and equipment, net	(1,048)	(758)
Increase in certificates of deposits at other financial institutions	(980)	(815)

Net cash from investing activities	(501,315)	(121,048)
Cash flows from financing activities
Increase in deposits	425,394	139,534
Decrease in federal funds purchased and repurchase agreements	(12,871)	(51,493)
Proceeds from Federal Home Loan Bank advances	230,000	40,000
Repayment of Federal Home Loan Bank advances	(145,000)	(40,000)
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	—	(10,000)
Proceeds from issuance of subordinated notes, net of issuance costs	—	38,843
Proceeds from exercise of common stock warrants	132	38
Proceeds from exercise of common stock options	177	118
Divestment of common stock issued to 401(k) plan	(151)	(63)
Redemption of Series A preferred stock	—	(10,000)
Dividends paid on preferred stock	—	(23)

Net cash from financing activities	497,681	116,954

Net change in cash and cash equivalents	23,737	9,660
Cash and cash equivalents at beginning of period	90,927	52,394

Cash and cash equivalents at end of period	$114,664	$62,054

Supplemental information:
Interest paid	$6,829	$2,993
Income taxes paid	530	1,125

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.

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

Recently Adopted Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current Generally Accepted Accounting Principle (“GAAP”)) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt ASU 2016-09 in the fourth quarter of 2016 and elected to not account for forfeitures as they occur. The ASU required adoption effective as of the first day of the fiscal year in which the standard was adopted, and a result the adoption of this ASU impacted previously reported quarterly earnings per share in first quarter 2016 by decreasing diluted earnings per share by $0.01. There were no stock options exercised in the first quarter of 2016.

Recently Issued, Not Yet Effective Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB ASC, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Since most of the Company’s revenues come from financial instruments which are not included in the scope of this ASU, adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for the Company for fiscal years beginning on or after December 15, 2018. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will likely be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This Update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The Company currently amortizes the premium on callable debt securities over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government sponsored entities and agencies	$70,099	$—	$(148)	$69,951
Mortgage-backed securities: residential	836,278	993	(9,240)	828,031
Mortgage-backed securities: commercial	19,352	19	(100)	19,271
State and political subdivisions	160,513	525	(4,998)	156,040

Total	$1,086,242	$1,537	$(14,486)	$1,073,293

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Mortgage-backed securities: residential	$614,344	$949	$(8,208)	$607,085
Mortgage-backed securities: commercial	19,439	27	(132)	19,334
State and political subdivisions	133,280	238	(5,182)	128,336

Total	$767,063	$1,214	$(13,522)	$754,755

The amortized cost and fair value of the held to maturity securities portfolio at  March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2017
Mortgage backed securities: residential	$103,788	$318	$(2,367)	$101,739
State and political subdivisions	122,268	1,483	(153)	123,598

Total	$226,056	$1,801	$(2,520)	$225,337

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2016
U.S. government sponsored entities and agencies	$203	$6	$—	$209
Mortgage backed securities: residential	106,169	328	(2,343)	104,154
State and political subdivisions	122,522	1,214	(207)	123,529

Total	$228,894	$1,548	$(2,550)	$227,892

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds	$—	$48,772
Gross gains	—	693
Gross losses	—	(383)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2017
	Amortized Cost	Fair Value
Available for sale
One year or less	$15,000	$14,884
Over one year through five years	70,099	69,951
Over five years through ten years	4,730	4,768
Over ten years	140,783	136,388
Mortgage-backed securities: residential	836,278	828,031
Mortgage-backed securities: commercial	19,352	19,271

Total	$1,086,242	$1,073,293

Held to maturity
Over one year through five years	$1,104	$1,136
Over five years through ten years	5,198	5,277
Over ten years	115,966	117,185
Mortgage-backed securities: residential	103,788	101,739

Total	$226,056	$225,337

Securities pledged at March 31, 2017 and December 31, 2016 had a carrying amount of $1,105,158 and $808,224 and were pledged to secure public deposits and repurchase agreements.

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Available for sale
U.S. government sponsored entities and agencies	$69,951	$(148)	$—	$—	$69,951	$(148)
Mortgage-backed securities:
residential	656,782	(8,708)	14,544	(532)	671,326	(9,240)
Mortgage-backed securities:
commercial	15,715	(100)	—	—	15,715	(100)
State and political subdivisions	103,229	(4,998)	—	—	103,229	(4,998)

Total available for sale	$845,677	$(13,954)	$14,544	$(532)	$860,221	$(14,486)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities:
residential	$86,722	$(2,262)	$2,868	$(105)	$89,590	$(2,367)
State and political subdivisions	16,937	(153)	—	—	16,937	(153)

Total held to maturity	$103,659	$(2,415)	$2,868	$(105)	$106,527	$(2,520)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale
Mortgage-backed securities:
residential	$465,416	$(7,833)	$9,907	$(375)	$475,323	$(8,208)
Mortgage-backed securities:
commercial	15,752	(132)	—	—	15,752	(132)
State and political subdivisions	100,020	(5,182)	—	—	100,020	(5,182)

Total available for sale	$581,188	$(13,147)	$9,907	$(375)	$591,095	$(13,522)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities:
residential	$89,523	$(2,244)	$3,025	$(99)	$92,548	$(2,343)
State and political subdivisions	18,907	(207)	—	—	18,907	(207)

Total held to maturity	$108,430	$(2,451)	$3,025	$(99)	$111,455	$(2,550)

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

NOTE 3—LOANS

Loans at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Loans that are not PCI loans
Construction and land development	$499,272	$489,562
Commercial real estate:
Nonfarm, nonresidential	509,060	458,569
Other	39,690	38,571
Residential real estate:
Closed-end 1-4 family	299,439	254,474
Other	151,530	150,515
Commercial and industrial	445,398	376,476
Consumer and other	3,853	3,359

Loans before net deferred loan fees	1,948,242	1,771,526
Deferred loan fees, net	(971)	(793)

Total loans that are not PCI loans	1,947,271	1,770,733
Total PCI loans	2,444	2,859
Allowance for loan losses	(18,105)	(16,553)

Total loans, net of allowance for loan losses	$1,931,610	$1,757,039

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2017 and 2016:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	61	393	262	1,117	22	1,855
Loans charged-off	—	—	—	(300)	(23)	(323)
Recoveries	—	—	12	—	8	20

Total ending allowance balance	$3,837	$4,659	$2,672	$6,885	$52	$18,105

Three Months Ended March 31, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	192	418	(89)	582	33	1,136
Loans charged-off	—	—	—	(65)	(11)	(76)
Recoveries	—	—	28	—	1	29

Total ending allowance balance	$3,378	$3,564	$1,800	$3,875	$59	$12,676

As of March 31, 2017 and December 31, 2016, there was $1 and $0, respectively, in allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$739	$—	$739
Collectively evaluated for impairment	3,837	4,659	2,672	6,145	52	17,365
Purchased credit-impaired loans	—	—	—	1	—	1

Total ending allowance balance	$3,837	$4,659	$2,672	$6,885	$52	$18,105

Loans:
Individually evaluated for impairment	$—	$2,560	$1,464	$3,192	$—	$7,216
Collectively evaluated for impairment	499,272	546,190	449,505	442,206	3,853	1,941,026
Purchased credit-impaired loans	—	408	189	1,847	—	2,444

Total ending loans balance	$499,272	$549,158	$451,158	$447,245	$3,853	$1,950,686

December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,024	$—	$1,024
Collectively evaluated for impairment	3,776	4,266	2,398	5,044	45	15,529
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

Loans:
Individually evaluated for impairment	$1,275	$2,836	$2,190	$3,608	$—	$9,909
Collectively evaluated for impairment	488,287	494,304	402,799	372,868	3,359	1,761,617
Purchased credit-impaired loans	—	394	496	1,969	—	2,859

Total ending loans balance	$489,562	$497,534	$405,485	$378,445	$3,359	$1,774,385

The following table presents information related to impaired loans by class of loans as of March 31, 2017 and December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2017
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$4,146	$2,560	$—
Residential real estate:
Closed-end 1-4 family	1,344	1,344	—
Other	120	120	—
Commercial and industrial	802	802	—

Subtotal	6,412	4,826	—
With an allowance recorded:
Commercial and industrial	2,390	2,390	739

Subtotal	2,390	2,390	739

Total	$8,802	$7,216	$739

December 31, 2016
With no allowance recorded:
Construction and land development	$1,275	$1,275	$—
Commercial real estate:
Nonfarm, nonresidential	4,423	2,836	—
Residential real estate:
Closed-end 1-4 family	2,069	2,069	—
Other	121	121	—
Commercial and industrial	934	934	—

Subtotal	8,822	7,235	—

With an allowance recorded:
Commercial and industrial	2,864	2,674	1,024

Subtotal	2,864	2,674	1,024

Total	$11,686	$9,909	$1,024

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Average Recorded Investment
With no allowance recorded:
Construction and land development	$—	$898
Commercial real estate:
Nonfarm, nonresidential	4,128	1,402
Residential real estate:
Closed-end 1-4 family	1,799	736
Other	120	712
Commercial and industrial	—	21

Subtotal	6,047	3,769

With an allowance recorded:
Commercial and industrial	$2,585	$86

Subtotal	2,585	86

Total	$8,632	$3,855

The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2017 and 2016.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016:

	Nonaccrual	Loans Past Due Over 90 Days
March 31, 2017
Construction and land development	$—	$200
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	—	388
Other	120	—
Commercial and industrial	2,391	102

Total	$3,346	$690

December 31, 2016
Construction and land development	$—	$1,950
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	—	452
Other	121	—
Commercial and industrial	2,674	150

Total	$3,630	$2,552

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Loans Not Past Due	PCI Loans	Total
March 31, 2017
Construction and land development	$—	$641	$200	$—	$841	$498,431	$—	$499,272
Commercial real estate:
Nonfarm, nonresidential	2,372	—	—	835	3,207	505,853	408	509,468
Other	—	—	—	—	—	39,690	—	39,690
Residential real estate:
Closed-end 1-4 family	1,665	—	388	—	2,053	297,386	189	299,628
Other	—	—	—	120	120	151,410	—	151,530
Commercial and industrial	154	—	102	2,391	2,647	442,751	1,847	447,245
Consumer and other	7	—	—	—	7	3,846	—	3,853

	$4,198	$641	$690	$3,346	$8,875	$1,939,367	$2,444	$1,950,686

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2016
Construction and land development	$380	$—	$1,950	$—	$2,330	$487,232	$—	$489,562
Commercial real estate:
Nonfarm, nonresidential	664	—	—	835	1,499	457,070	394	458,963
Other	—	—	—	—	—	38,571	—	38,571
Residential real estate:
Closed-end 1-4 family	428	10	452	—	890	253,584	496	254,970
Other	231	—	—	121	352	150,163	—	150,515
Commercial and industrial	155	39	150	2,674	3,018	373,458	1,969	378,445
Consumer and other	—	—	—		—	3,359	—	3,359

	$1,858	$49	$2,552	$3,630	$8,089	$1,763,437	$2,859	$1,774,385

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Total
March 31, 2017
Construction and land development	$499,272	$—	$—	$499,272
Commercial real estate:
Nonfarm, nonresidential	502,021	—	7,447	509,468
Other	39,690	—	—	39,690
Residential real estate:
Closed-end 1-4 family	297,995	—	1,633	299,628
Other	150,521	—	1,009	151,530
Commercial and industrial	442,567	—	4,678	447,245
Consumer and other	3,853	—	—	3,853

	$1,935,919	$—	$14,767	$1,950,686

	Pass	Special Mention	Substandard	Total
December 31, 2016
Construction and land development	$488,287	$—	$1,275	$489,562
Commercial real estate:
Nonfarm, nonresidential	449,373	1,847	7,743	458,963
Other	38,571	—	—	38,571
Residential real estate:
1-4 family	251,919	—	3,051	254,970
Other	149,504	—	1,011	150,515
Commercial and industrial	373,243	—	5,202	378,445
Consumer and other	3,359	—	—	3,359

	$1,754,256	$1,847	$18,282	$1,774,385

Troubled Debt Restructurings

As of both March 31, 2017 and December 31, 2016, the Company’s loan portfolio contains one loan for $698 that has been modified in a troubled debt restructuring.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$503,294	$499,385
Other	2,043	2,954

The components of net loan servicing fees for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Loan servicing fees, net:
Loan servicing fees	$320	$293
Amortization of loan servicing fees	(213)	(251)
Change in impairment	—	—

Total	$107	$42

The fair value of servicing rights was estimated by management to be approximately $5,154 at March 31, 2017. Fair value for March 31, 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.5%. At December 31, 2016, the fair value of servicing rights was estimated by management to be approximately $4,635. Fair value for December 31, 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At March 31, 2017 and December 31, 2016, these short-term borrowings totaled $31,339 and $36,496, respectively, and were secured by securities with carrying amounts of $41,604 and $41,136, respectively. At March 31, 2017, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of March 31, 2017:

As of March 31, 2017	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$60	$49	$42,011	$42,120
Borrowings related to pledged amounts	$—	$—	$31,339	$31,339
Market value pledged as a % of borrowings	—%	—%	134%	134%

The following table provides additional details as of December 31, 2016:

As of December 31, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$209	$117	$41,330	$41,656
Borrowings related to pledged amounts	$—	$—	$36,496	$36,496
Market value pledged as a % of borrowings	—%	—%	113%	114%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to March 30, 2017. The warrants were detachable from the common stock. There were 11,011 and 3,150 warrants exercised during the three months ended March 31, 2017 and 2016, respectively. A summary of the stock warrant activity for the three months ended March 31, 2017 and 2016 follows:

	2017	2016
Stock warrants exercised:
Intrinsic value of warrants exercised	$291	$61
Cash received from warrants exercised	132	38

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $447 and $258 for the three months ended March 31, 2017 and 2016, respectively. The total income tax benefit was $93 for the three months ended March 31, 2017, which is shown on the Consolidated Statements of Income as a reduction of income tax expense. Since no options were exercised in the first quarter of 2016, there was no excess tax benefit from the exercise of stock options for the three months ended March 31, 2016.

Stock Option Plan: The Company’s 2007 Stock Option Plan (“stock option plan” or the “Plan”), as amended and shareholder-approved, provides for authorized shares up to 4,000,000. At March 31, 2017, there were 1,989,762 authorized shares available for issuance.

The 2007 Omnibus Equity Incentive Plan provides that no options intended to be ISOs may be granted after April 9, 2017. As a result, FFN’s board of directors has determined that it is in the best interests of FFN and its shareholders to adopt a new equity incentive plan, the 2017 Omnibus Equity Incentive Plan. The terms of the 2017 Omnibus Equity Incentive Plan are substantially similar to the terms of the 2007 Omnibus Equity Incentive Plan. If FFN’s shareholders approve the 2017 Omnibus Equity Incentive Plan at the 2017 annual meeting scheduled to be held on May 25, 2017, FFN’s board of directors will freeze the 2007 Omnibus Equity Incentive Plan and cease issuing any awards under the 2007 Omnibus Equity Incentive Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	March 31, 2017	March 31, 2016
Risk-free interest rate	2.28%	1.99%
Expected term	7.4 years	7.5 years
Expected stock price volatility	34.20%	29.14%
Dividend yield	0.04%	0.24%

The weighted average fair value of options granted for the three months ended March 31, 2017 and 2016 were $17.25 and $10.45, respectively.

A summary of the activity in the stock option plans for the three months ended March 31, 2017 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,395,016	$16.70	6.39	$35,090
Granted	25,500	41.85
Exercised	(21,581)	10.64
Forfeited, expired, or cancelled	(430)	25.30

Outstanding at period end	1,398,505	$17.25	6.25	$30,074

Vested or expected to vest	1,328,580	$17.25	6.25	$29,584
Exercisable at period end	726,927	$11.77	4.46	$19,790

	For the three months ended March 31,
	2017	2016
Stock options exercised:
Intrinsic value of options exercised	$610	$242
Cash received from options exercised	177	118
Tax benefit realized from option exercises	93	—

As of March 31, 2017, there was $3,826 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.8 years.

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

A summary of activity for non-vested restricted share awards for the three months ended March 31, 2017 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2016	106,458	$19.81
Granted	—	—
Vested	—	—
Forfeited	(180)	25.67

Non-vested at March 31, 2017	106,278	$19.80

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2017, there was $1,524 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.28 years. There were no shares that vested during the three months ended March 31, 2017 or 2016.

NOTE 7—REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2016 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.

The Basel III rules additionally provide for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019. The capital conservation buffer in effect for 2017 is 1.25%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of March 31, 2017, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of March 31, 2017 and December 31, 2016 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Company common equity Tier 1 capital to risk-weighted assets	$272,242	11.32%	$108,178	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$348,821	14.51%	$192,316	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$272,242	11.32%	$144,237	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$272,242	8.36%	$130,289	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$327,134	13.58%	$108,376	4.50%	$156,544	6.50%
Bank Total Capital to risk weighted assets	$345,332	14.34%	$192,669	8.00%	$240,836	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$327,134	13.58%	$144,502	6.00%	$192,669	8.00%
Bank Tier 1 (Core) Capital to average assets	$327,134	10.05%	$130,201	4.00%	$162,751	5.00%
December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

Note: Minimum ratios presented exclude the capital conservation buffer

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$69,951	$—
Mortgage-backed securities-residential	—	828,031	—
Mortgage-backed securities-commercial	—	19,271	—
State and political subdivisions	—	156,040	—

Total securities available for sale	$—	$1,073,293	$—

Loans held for sale	$—	$12,682	$—

Mortgage banking derivatives	$—	$926	$—

Financial Liabilities
Mortgage banking derivatives	$—	$149	$—

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
Mortgage-backed securities-residential	$—	$607,085	$—
Mortgage-backed securities-commercial	—	19,334	—
State and political subdivisions	—	128,336	—

Total securities available for sale	$—	$754,755	$—

Loans held for sale	$—	$23,699	$—

Mortgage banking derivatives	$—	$229	$—

Financial Liabilities
Mortgage banking derivatives	$—	$66	$—

As of March 31, 2017, the unpaid principal balance of loans held for sale was $12,327 resulting in an unrealized gain of $355 included in gains on sale of loans. As of December 31, 2016, the unpaid principal balance of loans held for sale was $23,457, resulting in an unrealized gain of $242 included in gains on sale of loans. For the three months ended March 31, 2017 and 2016, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $113 and $38, respectively. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2017 and December 31, 2016.

There were no transfers between level 1 and 2 during 2017 and 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

There was one collateral dependent impaired commercial and industrial loan carried at fair value of $1,650 as of both March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,315 and $0 as of March 31, 2017 and December 31, 2016. There were no properties at March 31, 2017 or 2016 that had required write-downs to fair value; therefore, there were no write downs recorded for the three months ended March 31, 2017 and 2016, respectively. The foreclosed asset at March 31, 2017 is one piece of residential property on which the Company foreclosed during the first quarter of 2017 related to a residential construction loan.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2017 and December 31, 2016 are as follows:

	Carrying	Fair Value Measurements at March 31, 2017 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$114,657	$114,657	$—	$—	$114,657
Certificates of deposit held at other financial institutions	2,035	—	2,035	—	2,035
Securities available for sale	1,073,293	—	1,073,293	—	1,073,293
Securities held to maturity	226,056	—	225,337	—	225,337
Loans held for sale	12,682	—	12,682	—	12,682
Net loans	1,931,610	—	—	1,899,549	1,899,549
Restricted equity securities	14,978	n/a	n/a	n/a	n/a
Servicing rights, net	3,593	—	5,154	—	5,154
Accrued interest receivable	10,516	—	5,589	4,927	10,516
Financial liabilities
Deposits	$2,817,212	$1,608,606	$1,180,303	$—	$2,788,909
Federal funds purchased and repurchase agreements	70,430	—	70,430	—	70,430
Federal Home Loan Bank advances	217,000	—	215,371	—	215,371
Subordinated notes, net	58,381	—	—	62,181	62,181
Accrued interest payable	1,993	33	1,610	350	1,993

	Carrying	Fair Value Measurements at December 31, 2016 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,927	$90,927	$—	$—	$90,927
Certificates of deposit held at other financial institutions	1,055	—	1,055	—	1,055
Securities available for sale	754,755	—	754,755	—	754,755
Securities held to maturity	228,894	—	227,892	—	227,892
Loans held for sale	23,699	—	23,699	—	23,699
Net loans	1,757,039	—	—	1,727,188	1,727,188
Restricted equity securities	11,843	n/a	n/a	n/a	n/a
Servicing rights, net	3,621	—	5,015	—	5,015
Accrued interest receivable	9,931	—	5,172	4,759	9,931
Financial liabilities
Deposits	$2,391,818	$1,551,461	$836,444	$—	$2,387,905
Federal funds purchased and repurchase agreements	83,301	—	83,301	—	83,301
Federal Home Loan Bank advances	132,000	—	131,098	—	131,098
Subordinated notes, net	58,337	—	—	61,762	61,762
Accrued interest payable	1,924	154	1,075	695	1,924

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

	Three Months Ended March 31,
	2017	2016
Basic
Net income available to common shareholders	$7,934	$6,210
Less: earnings allocated to participating securities	(65)	(64)

Net income allocated to common shareholders	$7,869	$6,146

Weighted average common shares outstanding including participating securities	13,049,012	10,580,304
Less: Participating securities	(106,323)	(109,064)

Average shares	12,942,689	10,471,240

Basic earnings per common share	$0.61	$0.59

	Three Months Ended March 31,
	2017	2016
Diluted
Net income allocated to common shareholders	$7,869	$6,146
Weighted average common shares outstanding for basic earnings per common share	12,942,689	10,471,240
Add: Dilutive effects of assumed exercises of stock options	708,694	622,743
Add: Dilutive effects of assumed exercises of stock warrants	5,974	12,426

Average shares and dilutive potential common shares	13,657,357	11,106,409

Dilutive earnings per common share	$0.58	$0.55

Stock options for 108,000 and 62,167 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2017 and 2016 because they were antidilutive.

NOTE 10—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,381 and $58,337 at March 31, 2017 and at December 31, 2016, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest payment frequency through year five*	Semiannually	Semiannually
Interest payment frequency after five years*	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%

Repricing frequency after five years	Quarterly	Quarterly

*	The Company currently may not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Through March 31, 2017 all interest payments have been made in accordance with the terms of the agreements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Form 10-K filed with the SEC on March 16, 2017, which includes additional information about critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations. All amounts are in thousands, except per share data or unless otherwise indicated.

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly-owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 12 branches and one loan production office in the demographically attractive and growing Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our company,” “the company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements in the Company’s Form 10-K that was filed with the SEC on March 16, 2017. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB ASC, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Since most of the Company’s revenues come from financial instruments which are not included in the scope of this ASU, adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 which creates “Topic 842, Leases” and supersedes “Topic 840, Leases.” ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for the Company for fiscal years beginning on or after December 15, 2018. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset, and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will likely be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This Update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The Company currently amortizes the premium on callable debt securities over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $7,934 and $6,233 for the three months ended March 31, 2017 and 2016, respectively. After the payment of preferred dividends on the Series A Preferred Stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three months ended March 31, 2016 was $6,210. The primary reasons for the increase in net earnings available to common shareholders for the three months ended March 31, 2017 was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios over the same period in 2016.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three months ended March 31, 2017 and 2016 totaled $23,643 and $19,276, respectively, an increase of $4,367, or 22.7%, between the respective periods. For the three months ended March 31, 2017 and 2016, interest income was $30,541 and $22,561, respectively, an increase of 35.4%, due to growth in both the loan and investment securities portfolios. For the three months ended March 31, 2017 and 2016, interest expense was $6,898 and $3,285, respectively, an increase of 110.0%, which is a result of increases in subordinated debt, interest-bearing deposits and Federal Home Loan Bank advances.

Interest-earning assets averaged $3,184,516 and $2,177,905 during the three months ended March 31, 2017 and 2016, respectively, an increase of $1,006,611, or 46.2%. This increase was due to organic growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 37.0%, and average investment securities increased 63.3%, when comparing the three months ended March 31, 2017 with the same period in 2016.

When comparing the three months ended March 31, 2017 and 2016, the yield on average interest earning assets, adjusted for tax-equivalent yield, decreased 24 basis points to 4.06%, compared to 4.30% for the same period during 2016. When comparing the first quarter of 2017 with the same period in 2016, the tax-equivalent yield on loans decreased by 33 basis points. The decrease is related to a decrease in net loan fees and is also due to competitive rate pressures in our local markets. The decrease in net loan fees is attributable to the increase in deferred costs allocated to loans based on a cost study performed by management during first quarter 2016.

For the three months ended March 31, 2017, the tax-equivalent yield on available for sale securities was 2.69%, and for the three months ended March 31, 2016, the tax-equivalent yield on available for sale securities was 2.56%. For the three months ended March 31, 2017, the tax-equivalent yield on held to maturity securities was 4.20%, and for the three months ended March 31, 2016, the tax-equivalent yield on held to maturity securities was 4.15%. The primary driver for the yield increases in both available for sale securities and held to maturity securities was the increase in volume of tax-exempt securities that have been purchased.

Interest-bearing liabilities averaged $2,750,555 during the three months ended March 31, 2017, compared to $1,865,564 for the same period in 2016, an increase of $884,991, or 47.4%. Total average interest-bearing deposits grew $697,523, including increases in average brokered deposits of $67,358 and average interest-bearing public funds deposits of $353,092 for the three-month period ended March 31, 2017, as compared to the same period during 2016. Rapid growth in the loan portfolio also resulted in increases in average Federal Home Loan Bank advances of $139,556 and subordinated notes and other borrowings of $57,253, when comparing the first three months of 2017 with the same period in 2016.

For the three month periods ended March 31, 2017 and 2016, the cost of average interest-bearing liabilities increased 31 basis points to 1.02% from 0.71%. The increase was primarily due to an increase in subordinated notes, but it also included rate increases in interest-bearing checking, money market deposits, time deposits, and Federal Home Loan Bank advances when comparing the first quarter of 2017 with the first quarter of 2016.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three-months ended March 31, 2017 and 2016:

Average Balances—Yields & Rates(7)

(Dollars are in thousands)

	Three Months Ended March 31,
	2017			2016
	Average Balance(7)	Interest Inc / Exp	Average Yield / Rate	Average Balance(7)	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$1,868,678	$22,583	4.90%	$1,364,467	$17,759	5.23%
Securities available for sale(6)	991,679	6,584	2.69%	588,885	3,745	2.56%
Securities held to maturity(6)	227,662	2,355	4.20%	157,839	1,628	4.15%
Restricted equity securities	13,695	181	5.36%	8,009	103	5.17%
Certificates of deposit at other financial institutions	1,820	7	1.56%	1,044	3	1.16%
Federal funds sold and other(2)	80,982	156	0.78%	57,661	63	0.44%

TOTAL INTEREST EARNING ASSETS	$3,184,516	$31,866	4.06%	$2,177,905	$23,301	4.30%
Allowance for loan losses	(17,162)			(11,967)
All other assets	96,018			80,544

TOTAL ASSETS	$3,263,372			$2,246,482
LIABILITIES & EQUITY
Deposits:
Interest checking	$701,983	$1,062	0.61%	$334,065	$326	0.39%
Money market	613,574	1,228	0.81%	569,084	869	0.61%
Savings	55,613	42	0.31%	45,810	42	0.37%
Time deposits	1,080,031	2,914	1.09%	804,719	1,840	0.92%
Federal Home Loan Bank advances	196,556	508	1.05%	57,000	109	0.77%
Federal funds purchased and other(3)	44,446	70	0.64%	53,787	86	0.64%
Subordinated notes and other borrowings	58,352	1,074	7.46%	1,099	13	4.76%

TOTAL INTEREST BEARING LIABILITIES	$2,750,555	$6,898	1.02%	$1,865,564	$3,285	0.71%
Demand deposits	230,494			177,449
Other liabilities	9,610			9,086
Total equity	272,713			194,383

TOTAL LIABILITIES AND EQUITY	$3,263,372			$2,246,482
NET INTEREST SPREAD(4)			3.04%			3.59%
NET INTEREST INCOME		$24,968			$20,016
NET INTEREST MARGIN(5)			3.18%			3.70%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and at other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2017 versus March 31, 2016
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$6,345	$(1,521)	$4,824
Securities available for sale	2,521	318	2,839
Securities held to maturity	699	28	727
Restricted equity securities	72	6	78
Certificates of deposit at other financial institutions	2	2	4
Federal funds sold and other	25	68	93

TOTAL INTEREST INCOME	$9,664	$(1,099)	$8,565

INTEREST EXPENSE
Deposits
Interest checking	$355	$381	$736
Money market accounts	56	303	359
Savings	8	(8)	—
Time deposits	621	453	1,074
Federal funds purchased and repurchase agreements	(19)	3	(16)
Federal Home Loan Bank advances	288	111	399
Subordinated notes and other borrowings	673	388	1,061

TOTAL INTEREST EXPENSE	$1,982	$1,631	$3,613

NET INTEREST INCOME	$7,682	$(2,730)	$4,952

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

The provision for loan losses was $1,855 and $1,136 for the three months ended March 31, 2017 and 2016, respectively. The increase in loan loss provision is due primarily to the Company’s loan growth. Nonperforming loans at March 31, 2017 totaled $4,036 compared to $6,182 at December 31, 2016, representing 0.2% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2017 and 2016 was $4,008 and $3,085, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Service charges on deposit accounts	$30	$49	$(19)	(38.8%)
Other service charges and fees	752	633	119	18.8%
Net gains on sale of loans	2,334	1,608	726	45.1%
Wealth management	593	368	225	61.1%
Loan servicing fees, net	107	42	65	154.8%
Gain on sale of investment securities, net	—	310	(310)	(100.0%)
Net gain on sale of foreclosed assets	3	3	—	—%
Other	189	72	117	162.5%

Total non-interest income	$4,008	$3,085	$923	29.9%

Service charges on deposit accounts for the three months ended March 31, 2017 decreased $19, or 38.8%, from the same period in 2016 due to the Company’s waiver of service charges for all checking, money market and savings accounts in March 2017, which was done to facilitate the Company’s conversion to a new core processing system.

Other service charges and fees increased, $119, or 18.8%, due to increases of $42 in unused commitment fees, $25 in ATM surcharge fees, $21 in nonsufficient funds fees, and $25 in loan-related fees.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and from the fair value adjustments related to mortgage loan derivatives. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the three months ending March 31, 2017 were $2,334, an increase of $726, or 45.1%, from $1,608 for the three months ended March 31, 2016. The increase was due to the volume of mortgage loans originated, the sales related to those loans, and more favorable market rates in first quarter 2017, which resulted in more favorable fair value adjustments on mortgage derivatives.

Wealth management income for the three months ended March 31, 2017 increased $225, or 61.1%, in comparison with the same period in 2016. The increase was primarily due to the growth in the client base and the assets under management in the wealth management division.

Loan servicing fees increased $65, or 154.8%, when comparing first quarter 2017 with first quarter of 2016 due to a decrease of $57 in amortization of mortgage servicing rights, an increase of $30 in mortgage servicing fees, offset by a $19 increase in amortization of Small Business Administration servicing rights.

Net gain on sale of investment securities decreased $310, or 100.0%, when comparing the three months ended March 31, 2017 to same period in 2016, since the Company did not sell any of its securities in the first quarter of 2017.

Other non-interest income increased $117, or 162.5%, when comparing first quarter 2017 with first quarter 2016. The increase in first quarter 2017 is primarily attributed to the loss of $98 on the sale of the Company’s real estate in downtown Murfreesboro, Tennessee that was recorded during first quarter 2016.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2017 and 2016 was $14,276 and $11,831, respectively, an increase of $2,445, or 20.7%. This increase was the result of the following components listed in the table below (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Salaries and employee benefits	$8,033	$6,517	$1,516	23.3%
Occupancy and equipment	2,095	1,807	288	15.9%
FDIC assessment expense	760	413	347	84.0%
Marketing	267	217	50	23.0%
Professional fees	1,035	1,094	(59)	(5.4%)
Amortization of core deposit intangible	127	149	(22)	(14.8%)
Other	1,959	1,634	325	19.9%

Total non-interest expense	$14,276	$11,831	$2,445	20.7%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth. The Company’s biggest variances for the three months ended March 31, 2017, in comparison with the same period of 2016, were in salaries and benefits, occupancy and equipment, FDIC assessment expense, and other non-interest expense.

Salaries and employee benefits increased $1,516, or 23.3%, when comparing the three months ended March 31, 2017 with the same period in 2016, primarily due to the Company’s staffing growth from 236 full-time equivalent employees as of March 31, 2016, to 274 as of March 31, 2017. The Company added several lending professionals and lending support personnel, additional compliance professionals, additional credit administration professionals and other operational staff, to support the Company’s growth and to provide enhanced corporate governance. The Company also experienced growth in incentive expenses related to the Company’s overall financial performance and in commissions related to mortgage loan volumes and growth in the Company’s wealth management division.

Occupancy and equipment expense increased $288, or 15.9%, when comparing the three months ended March 31, 2017 with the same period in 2016. This variance is attributable to increases in building rent expense ($184), software maintenance fees ($46), leasehold improvement depreciation ($38), equipment maintenance ($13) and other furniture, fixture and equipment expense ($13).

The Company’s FDIC assessment expense increased $347, or 84.0%, when comparing the three months ended March 31, 2017 with the same period in 2016. The increase is primarily due to the year-over-year growth of the Company, on which FDIC assessments are calculated, combined with the change in the methodology used in calculating FDIC insurance assessments that became effective in the third quarter of 2016.

The $59, or 5.4%, decrease in professional fees, when comparing the three months ended March 31, 2017 with the same period in 2016, is attributable to decreases in merger-related expenses ($158), legal fees ($136), and SEC filing expense ($37), which were offset by increases in other professional fees ($131), compliance fees ($57) brokerage settlement expenses ($45), loan review fees ($22) and accounting/audit fees ($13).

For the three months ended March 31, 2017, other non-interest expenses increased $325, or 19.9%, from the same period during 2016. The rise in other non-interest expense is attributed to larger increases in the following expense types: loan-related expenses ($79); foreclosed property expenses ($74); insurance expense ($52); franchise taxes ($38); and electronic banking ($33).

Income Tax Expense

The Company recognized an income tax expense for the three months ended March 31, 2017 and 2016, of $3,586 and $3,161, respectively. The Company’s year-to-date income tax expense for the period ended March 31, 2017 reflects an effective income tax rate of 31.1%, compared to 33.6% for the same period in 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 primarily resulted from the Company’s increased investments in tax-exempt municipal securities and from other tax-related strategies.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets increased by $511,599, or 17.4%, from December 31, 2016 to March 31, 2017. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2017 and December 31, 2016 were $1,949,715 and $1,773,592, respectively, an increase of $176,123, or 9.9%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy.

The table below provides a summary of the loan portfolio composition for the periods noted.

	March 31, 2017		December 31, 2016
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Construction and land development	$499,272	25.6%	$489,562	27.6%
Commercial	548,750	28.1%	497,140	28.0%
Residential	450,969	23.1%	404,989	22.8%
Commercial and industrial	445,398	22.9%	376,476	21.2%
Consumer and other	3,853	0.2%	3,359	0.2%

Total loans—gross, excluding PCI loans	1,948,242	99.9%	1,771,526	99.8%

Total PCI loans	2,444	0.1%	2,859	0.2%

Total gross loans	1,950,686	100.0%	1,774,385	100.0%

Less: deferred loan fees, net	(971)		(793)
Allowance for loan losses	(18,105)		(16,553)

Total loans, net allowance for loan losses	$1,931,610		$1,757,039

As presented in the above table, gross loans increased 9.9% during the first three months of 2017, primarily due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 7.7% with the majority of the growth occurring in the commercial real estate (10.4%) and residential real estate (11.4%) segments. The Company also experienced growth of 18.3% in the commercial and industrial segment during the first three months of 2017.

Real estate loans comprised 76.8% of the loan portfolio at March 31, 2017. The largest portion of the real estate segments as of March 31, 2017, was commercial real estate loans, which totaled 36.6% of real estate loans. Commercial real estate loans comprised 28.1% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $450,969 at March 31, 2017 and comprised 30.1% of real estate loans and 23.1% of total loans.

Construction and land development loans totaled $499,272 at March 31, 2017, and comprised 33.3% of total real estate loans and 25.6% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial and industrial loans totaled $445,398 at March 31, 2017 and grew 18.3% during the first three months of 2017. Loans in this classification comprised 22.8% of total loans at March 31, 2017. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at March 31, 2017, excluding unearned net fees and costs.

Loan Maturity Schedule

	March 31, 2017
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$265,378	$182,580	$51,314	$499,272
Commercial	19,763	142,789	386,606	549,158
Residential	25,067	120,867	305,224	451,158
Commercial and industrial	57,834	322,189	67,222	447,245
Consumer and other	1,460	1,910	483	3,853

Total	$369,502	$770,335	$810,849	$1,950,686

Fixed interest rate	$227,217	$359,606	$318,829	$905,652
Variable interest rate	142,285	410,729	492,020	1,045,034

Total	$369,502	$770,335	$810,849	$1,950,686

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

The following loan portfolio segments have been identified: (1) Construction and land development loans, (2) Commercial real estate loans, (3) Residential real estate loans, (4) Commercial and industrial loans, and (5) Consumer and other loans. Management evaluates the risks associated with these segments based upon specific characteristics associated with the loan segments. These risk characteristics include, but are not limited to, the value of the underlying collateral, adverse economic conditions, and the borrower’s cash flow. While the total allowance consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio.

In the table below, the components, as discussed above, of the allowance for loan losses are shown at March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,874,059	$17,345	0.93%	$1,687,244	$15,506	0.92%	$186,815	$1,839	1 bps
Non-PCI acquired loans (Note 1)	66,967	20	0.03%	74,373	23	0.03%	(7,406)	(3)	—
Impaired loans	7,216	739	10.24%	9,909	1,024	10.33%	(2,693)	(285)	-9 bps

Non-PCI loans	1,948,242	18,104	0.93%	1,771,526	16,553	0.93%	176,716	1,551	—
PCI loans	2,444	1	0.04%	2,859	—	—%	(415)	1	-4 bps

Total loans	$1,950,686	$18,105	0.93%	$1,774,385	$16,553	0.93%	$176,301	$1,552	—

Note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth Bank (“MidSouth”) that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of March 31, 2017, $20 in allowance for loan loss was recorded at March 31, 2017 related to the loans acquired from MidSouth.

At March 31, 2017, the allowance for loan losses was $18,105, compared to $16,553 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 0.93% at both March 31, 2017 and December 31, 2016. Loan growth during the first quarter of 2017 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Beginning balance	$16,553	$11,587
Loans charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial & industrial	300	65
Consumer & other	23	11

Total loans charged-off	323	76
Recoveries on loans previously charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	12	28
Commercial & industrial	—	—
Consumer & other	8	1

Total loan recoveries	20	29
Net recoveries (charge-offs)	(303)	(47)
Provision for loan losses charged to expense	1,855	1,136

Total allowance at end of period	$18,105	$12,676

Total loans, gross, at end of period (1)	$1,950,686	$1,423,539

Average gross loans (1)	$1,860,081	$1,355,965

Allowance to total loans	0.93%	0.89%

Net charge-offs (recoveries) to average loans, annualized	0.07%	0.01%

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

	March 31, 2017		December 31, 2016
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$3,837	21.2%	$3,776	22.8%
Commercial	4,659	25.7%	4,266	25.8%
Residential	2,672	14.8%	2,398	14.5%

Total real estate	11,168	61.7%	10,440	63.1%

Commercial and industrial	6,885	38.0%	6,068	36.6%
Consumer and other	52	0.3%	45	0.3%

	$18,105	100.0%	$16,553	100.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus other real estate owned (“OREO”), i.e., real estate acquired through foreclosure or deed in lieu of foreclosure. Loans are placed on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of March 31, 2017 totaled $3,346. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $690 that were past due 90 days or more and still accruing interest at March 31, 2017.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2017	December 31, 2016
Non-accrual loans	$3,346	$3,630
Past due loans 90 days or more and still accruing interest	690	2,552

Total non-performing loans	4,036	6,182
Foreclosed real estate (“OREO”)	1,315	—

Total non-performing assets	5,351	6,182
Total non-performing loans as a percentage of total loans	0.2%	0.3%
Total non-performing assets as a percentage of total assets	0.2%	0.2%
Allowance for loan losses as a percentage of non-performing loans	449%	268%

As of March 31, 2017, there were five loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	25.0%	1
Residential real estate	120	3.5%	1
Commercial & industrial	2,391	71.5%	3
Consumer	—	—%	—

Total non-accrual loans	$3,346	100.0%	5

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $1,073,293 at March 31, 2017, compared to $754,755 at December 31, 2016, an increase of $318,538, or 42.2%. The increase in available-for-sale securities was primarily attributed to the volume of securities purchased during the first quarter of 2017.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $226,056 at March 31, 2017, compared to $228,894 at December 31, 2016, a decrease of $2,838, or 1.2%. The decrease is attributable to securities that matured during the first quarter of 2017.

The combined portfolios represented 37.6% and 33.4% of total assets at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $14,978 and $11,843 at March 31, 2017 and December 31, 2016, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $10,231 at March 31, 2017 compared to $9,551 at December 31, 2016, an increase of $680, or 7.1%. This increase was the result of adding leasehold improvements and furniture and equipment as needed in the normal course of business and related to the build-out of a new leased bank office building in Murfreesboro, Tennessee.

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

At March 31, 2017, total deposits were $2,817,212, an increase of $425,394, or 17.8%, compared to $2,391,818 at December 31, 2016. The growth in deposits is attributable to growth in public funds deposits, money market deposits, noninterest-bearing deposits, and interest checking deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $472,515 at December 31, 2016 to $709,290 at March 31, 2017, due to the increased need for funding for the Bank’s loan growth and due to the fluctuation in certain brokered deposits that are interest-bearing checking and money market accounts that can fluctuate daily.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the peak of those deposit balances occurring during the middle of the first quarter of each calendar year. Public funds declined $17,409, or 2.5%, from $697,081 at December 31, 2016 to $679,672 at March 31, 2017.

Time deposits excluding brokered deposits as of March 31, 2017, amounted to $717,294, compared to $555,732 as of December 31, 2016, an increase of $161,562, or 29.1%, primarily due to an increase in Local Government Investment Pool (LGIP) deposits of $155,000 during the first quarter of 2017. Non-public funds money market accounts, excluding brokered deposits, increased $20,398, or 7.7%, from December 31, 2016 to March 31, 2017. Noninterest-bearing checking deposits grew $6,557, or 2.8%, and non-public funds interest checking accounts, excluding brokered deposits, grew $10,161, or 8.9%, respectively, when comparing deposit balances from March 31, 2017 with balances at December 31, 2016.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

March 31, 2017
Three months or less	$324,859
Three through six months	30,404
Six through twelve months	50,037
Over twelve months	149,671

Total	$554,971

Federal Funds Purchased and Repurchase Agreements

As of March 31, 2017, the Company had $39,091 in federal funds purchased from correspondent banks compared to $46,805 outstanding as of December 31, 2016. Securities sold under agreements to repurchase had an outstanding balance of $31,339 as of March 31, 2017, compared to $36,496 as of December 31, 2016. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At March 31, 2017 and at December 31, 2016, advances totaled $217,000 and $132,000, respectively.

At March 31, 2017, the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2017	25,000	1.03%
2018	157,000	1.19%
2019	35,000	1.30%

Total	$217,000	1.19%

Subordinated Notes

At March 31, 2017, the Company’s subordinated notes, net of issuance costs, totaled $58,381, compared with $58,337 at December 31, 2016. For more information related to the subordinated notes and the related issuance costs, please see Note 10 of the consolidated financial statements.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our subordinated notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. Under the terms of the informal agreement with the Reserve Bank, described in “Other Events” in Management’s Discussion and Analysis and in “ITEM 1A. RISK FACTORS,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Bank is required to receive prior written approval from its regulatory agencies to pay dividends to the Company.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of March 31, 2017, $1,073,293 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $226,056 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $1,105,158 of the total $1,299,349 investment securities portfolio on hand at March 31, 2017, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of March 31, 2017, the Company’s equity was $278,510, as compared with $270,361 as of December 31, 2016. The increase in equity was due to the Company’s earnings of $7,934 in the first quarter of 2017 and the increase in common stock of $605 during the first quarter, offset by a $390 reduction in other comprehensive income from the reduced valuation of available for sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At March 31, 2017, the Company had unfunded loan commitments outstanding of $63,187, unused lines of credit of $496,491, and outstanding standby letters of credit of $32,866.

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

	As of or for the Three Months Ended
(Amounts in thousands, except share/ per share data and percentages)	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016
Total shareholders’ equity	$278,407	$270,258	$209,644	$204,276	$191,910
Less: Preferred stock	—	—	—	—	—

Total common shareholders’ equity	278,407	270,258	209,644	204,276	191,910
Common shares outstanding	13,064,110	13,036,954	10,757,483	10,689,481	10,586,592

Book value per share	$21.31	$20.73	$19.49	$19.11	$18.13

Total common shareholders’ equity	278,407	270,258	209,644	204,276	191,910
Less: Goodwill and other intangible assets	10,477	10,633	10,774	10,916	11,070

Tangible common shareholders’ equity	$267,930	$259,625	$198,870	$193,360	$180,840
Common shares outstanding	13,064,110	13,036,954	10,757,483	10,689,481	10,586,592

Tangible book value per share	$20.51	$19.91	$18.49	$18.09	$17.08

	As of or for the Three Months Ended
(Amounts in thousands, except share/ per share data and percentages)	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016
Average total shareholders’ equity	$272,713	$235,984	$206,009	$194,385	$194,383
Less: Average Preferred stock	—	—	—	—	9,231

Less: Average Goodwill and other intangible assets	10,565	10,719	10,855	11,006	11,165

Average tangible common shareholders’ equity	$262,148	$225,265	$195,154	$183,379	$173,987

Net income available to common shareholders	$7,934	$7,179	$7,137	$7,508	$6,210
Average tangible common equity	262,148	225,265	195,154	183,379	173,987

Return on average tangible common equity	12.27%	12.68%	14.55%	16.47%	14.36%

Efficiency Ratio:
Net interest income	$23,643	$21,699	$20,675	$19,934	$19,276
Noninterest income	4,008	2,553	4,876	4,626	3,085

Operating revenue	27,651	24,252	25,551	24,560	22,361
Expense
Total noninterest expense	14,276	13,229	13,708	12,913	11,831

Efficiency ratio	51.63%	54.55%	53.65%	52.58%	52.91%

Annualized interest and fees from loans	$91,493	$85,023	$80,329	$76,136	$71,358
Average loans	1,868,678	1,714,638	1,620,347	1,497,556	1,364,467

Reported yield on loans(1)	4.90%	4.96%	4.96%	5.08%	5.23%

Annualized accretion income on acquired loans	$1,547	$1,306	$841	$1,108	$1,447
Less: Effect of accretion income on acquired loans	(0.08%)	(0.08%)	(0.05%)	(0.07%)	(0.11%)

Adjusted yield on loans	4.82%	4.88%	4.91%	5.01%	5.12%

Annualized net interest income	$95,886	$86,324	$82,251	$80,174	$77,528
Average earning assets	3,160,738	2,783,473	2,576,294	2,404,060	2,177,905

Reported net interest margin(1)	3.01%	3.10%	3.19%	3.33%	3.56%

Annualized accretion income on acquired loans	$1,547	$1,306	$841	$1,108	$1,447

Effect of accretion income on acquired loans	(0.05%)	(0.05%)	(0.03%)	(0.05%)	(0.07%)

Net interest margin adjusted for purchase accounting adjustments	2.96%	3.05%	3.16%	3.28%	3.49%

(1)	The yields and margins reported in the table above do not include any tax-equivalent adjustments.

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016
Income Statement Data ($):
Interest income	30,541	27,336	25,724	24,286	22,561
Interest expense	6,898	5,637	5,049	4,352	3,285
Net interest income	23,643	21,699	20,675	19,934	19,276
Provision for loan losses	1,855	1,145	1,392	1,567	1,136
Noninterest income	4,008	2,553	4,876	4,626	3,085
Noninterest expense	14,276	13,229	13,708	12,913	11,831
Net income before taxes	11,520	9,878	10,451	10,080	9,394
Income tax expense(1)	3,586	2,699	3,314	2,572	3,161
Net income(1)	7,934	7,179	7,137	7,508	6,233
Earnings before interest and taxes	18,418	15,515	15,500	14,432	12,679
Net income available to common shareholders(1)	7,934	7,179	7,137	7,508	6,210
Weighted average diluted common shares(1)	13,657,357	12,473,725	11,415,422	11,320,705	11,215,473
Earnings per share, basic	0.61	0.61	0.67	0.70	0.59
Earnings per share, diluted(1)	0.58	0.58	0.63	0.66	0.55
Profitability (%)
Return on average assets	0.99	1.00	1.07	1.22	1.12
Return on average equity	11.80	12.10	13.78	15.53	12.90
Return on average tangible common equity(4)	12.28	12.68	15.48	16.47	14.36
Efficiency ratio(4)	51.63	54.55	53.65	52.58	52.91
Net interest margin	3.18	3.27	3.34	3.47	3.70
Balance Sheet Data ($):
Loans (including HFS)	1,962,397	1,797,291	1,680,877	1,567,537	1,433,623
Loan loss reserve	18,105	16,553	15,590	14,253	12,676
Cash	114,664	90,927	56,804	72,050	62,054
Securities	1,299,349	983,649	905,806	909,531	746,781
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	1,353	1,509	1,650	1,792	1,946
Assets	3,454,788	2,943,189	2,703,195	2,607,101	2,300,094
Deposits	2,817,212	2,391,818	2,217,954	2,249,735	1,953,573
Liabilities	3,176,278	2,672,828	2,493,551	2,402,825	2,108,184
Total equity	278,510	270,361	209,644	204,276	191,910
Common equity	278,407	270,258	209,644	204,276	191,910
Tangible common equity	267,930	259,625	198,870	193,360	180,840
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.21	0.35	0.10	0.10	0.12
Nonperforming assets / (total loans(2) + foreclosed assets)	0.27	0.35	0.10	0.12	0.14
Loan loss reserve / total loans(2)	0.93	0.93	0.94	0.92	0.89
Net charge-offs / average loans	0.07	0.04	0.01	0.00	0.01
Capital (%)
Tangible common equity to tangible assets	7.78	8.85	7.39	7.45	7.90
Common Equity Tier 1 ratio(3)	11.32	11.75	9.09	9.22	9.60
Leverage ratio(3)	8.36	9.28	7.15	7.33	7.69
Tier 1 risk-based capital ratio(3)	11.32	11.75	9.09	9.22	9.60
Total risk-based capital ratio(3)	14.51	15.09	12.66	12.93	12.49

(1)	This item reflects the retrospective adoption of Accounting Standard Update 2016-09 during fourth quarter 2016, which impacted previously reported quarterly earnings and/or earnings per share (“EPS”) in 2016, as follows: (1) first quarter 2016 – no tax benefit was recorded; decreased diluted EPS by $0.01; (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted EPS by $0.04; and (3) third quarter 2016 – decreased income tax expense by $107 and increased diluted EPS by $0.01.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	Capital ratios are from the Company’s regulatory filings with the Board of Governors of the Federal Reserve System, and for March 31, 2017 the ratios are estimates since the Company’s quarterly regulatory reports have not yet been filed.
(4)	See Non-GAAP table preceding this table.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the effectiveness of our Form S-4, which was declared effective by the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act; or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Other Events

On November 3, 2016, the Bank entered into an informal agreement with the Federal Reserve Bank of Atlanta (the “Reserve Bank”) and the Tennessee Department of Financial Institutions (“TDFI”) in the form of a Memorandum of Understanding (“MOU”). Under the terms of the MOU, the Bank agreed, among other things, to (1) enhance and periodically update its Commercial Real Estate (“CRE”) concentration risk management policy; (2) augment credit risk management practices; and (3) enhance capital and liquidity plans. The Bank has also agreed that it will seek prior written approval of the Reserve Bank and the TDFI to pay dividends to the Company, which dividends are used primarily for the purpose of servicing the Company’s subordinated debt. In addition, the Company currently may not make interest payments on its subordinated debt without prior written approval from its primary regulatory agencies.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended March 31, 2018, net interest income was estimated to decrease 7.79% and 16.23% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 4.51% and decrease 5.33% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity, with the exception of the 200 basis point increase, which is just outside the Company’s 15% guideline.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of March 31, 2017.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	85,673	-4,826	-5.33%
-100	94,582	4,083	4.51%
Base	90,499	—	0.00%
+100	83,448	-7,051	-7.79%
+200	75,813	-14,686	-16.23%
+300	68,664	-21,835	-24.13%
+400	60,581	-29,918	-33.06%

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

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the first quarter of 2017 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares Exercised	Type of Issuance	Price Per Share	Aggregate Price
01/26/2017	395	Warrants Exercised	$12.00	$4,740.00
	639	Options Exercised	$10.00	$6,390.00
	1,128	Options Exercised	$10.50	$11,844.00
	1,067	Options Exercised	$11.75	$12,537.25
	3,643	Options Exercised	$12.00	$43,716.00
	659	Options Exercised	$13.00	$8,567.00
	440	Options Exercised	$13.50	$5,940.00
01/31/2017	3,549	Options Exercised	$8.57	$30,414.93
02/03/2017	2,125	Warrants Exercised	$12.00	$25,500.00
02/08/2017	5,000	Options Exercised	$10.00	$50,000.00
02/10/2017	900	Options Exercised	$10.50	$9,450.00
02/13/2017	250	Warrants Exercised	$12.00	$3,000.00
02/21/2017	875	Warrants Exercised	$12.00	$10,500.00
	400	Options Exercised	$8.57	$3,428.00
02/22/2017	1,800	Options Exercised	$10.00	$18,000.00
	1,600	Options Exercised	$11.75	$18,800.00
02/23/2017	500	Warrants Exercised	$12.00	$6,000.00
03/02/2017	250	Warrants Exercised	$12.00	$3,000.00
03/09/2017	600	Options Exercised	$13.00	$7,800.00
	62	Options Exercised	$13.50	$837.00
	94	Options Exercised	$20.69	$1,944.86
03/20/2017	809	Warrants Exercised	$12.00	$9,708.00
03/21/2017	250	Warrants Exercised	$12.00	$3,000.00
03/24/2017	255	Warrants Exercised	$12.00	$3,060.00
03/29/2017	1,875	Warrants Exercised	$12.00	$22,500.00
03/30/2017	3,427	Warrants Exercised	$12.00	$41,124.00

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Amendment No. 2 to the Agreement and Plan of Reorganization and Bank Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

May 10, 2017	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment No. 2 to the Agreement and Plan of Reorganization and Bank Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.