Form 10-Q
period 2017-06-30
Franklin Financial Network Inc.
filed 2017-08-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2017, was 13,183,340.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from financial institutions	$96,741	$90,927
Certificates of deposit at other financial institutions	2,530	1,055
Securities available for sale	1,021,051	754,755
Securities held to maturity (fair value 2017—$224,646 and 2016—$227,892)	222,355	228,894
Loans held for sale, at fair value	11,724	23,699
Loans	2,011,955	1,773,592
Allowance for loan losses	(18,689)	(16,553)

Net loans	1,993,266	1,757,039

Restricted equity securities, at cost	17,326	11,843
Premises and equipment, net	10,886	9,551
Accrued interest receivable	11,217	9,931
Bank owned life insurance	23,577	23,267
Deferred tax asset	13,255	15,013
Foreclosed assets	1,350	—
Servicing rights, net	3,581	3,621
Goodwill	9,124	9,124
Core deposit intangible, net	1,232	1,480
Other assets	4,378	2,990

Total assets	$3,443,593	$2,943,189

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$255,264	$233,781
Interest bearing	2,499,161	2,158,037

Total deposits	2,754,425	2,391,818
Federal Home Loan Bank advances	287,000	132,000
Federal funds purchased and repurchase agreements	42,082	83,301
Subordinated notes, net	58,426	58,337
Accrued interest payable	2,571	1,924
Other liabilities	6,068	5,448

Total liabilities	3,150,572	2,672,828
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, no par value: 30,000,000 and 20,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 13,181,501 and 13,036,954 issued at June 30, 2017 and December 31, 2016, respectively	220,620	218,354
Retained earnings	76,186	59,386
Accumulated other comprehensive loss	(3,888)	(7,482)

Total shareholders’ equity	292,918	270,258
Noncontrolling interest in consolidated subsidiary	103	103

Total equity	$293,021	$270,361

Total liabilities and equity	$3,443,593	$2,943,189

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income and dividends
Loans, including fees	$24,662	$18,930	$47,222	$36,672
Securities:
Taxable	5,700	3,985	11,317	7,513
Tax-Exempt	2,212	1,197	4,232	2,319
Dividends on restricted equity securities	213	118	394	221
Federal funds sold and other	224	56	387	122

Total interest income	33,011	24,286	63,552	46,847

Interest expense
Deposits	6,561	3,358	11,807	6,435
Federal funds purchased and repurchase agreements	147	82	217	168
Federal Home Loan Bank advances	752	187	1,260	296
Subordinated notes and other borrowings	1,082	725	2,156	738

Total interest expense	8,542	4,352	15,440	7,637

Net interest income	24,469	19,934	48,112	39,210
Provision for loan losses	573	1,567	2,428	2,703

Net interest income after provision for loan losses	23,896	18,367	45,684	36,507

Noninterest income
Service charges on deposit accounts	45	46	75	95
Other service charges and fees	758	767	1,510	1,400
Net gains on sale of loans	2,067	2,309	4,401	3,917
Wealth management	648	529	1,241	897
Loan servicing fees, net	53	(4)	160	38
Gain on sale or call of securities	120	795	120	1,105
Net gain on sale of foreclosed assets	3	3	6	6
Other	186	181	375	253

Total noninterest income	3,880	4,626	7,888	7,711

Noninterest expense
Salaries and employee benefits	9,128	7,603	17,161	14,120
Occupancy and equipment	2,195	1,755	4,290	3,562
FDIC assessment expense	1,015	405	1,775	818
Marketing	285	188	552	405
Professional fees	702	977	1,737	2,071
Amortization of core deposit intangible	121	144	248	293
Other	1,837	1,841	3,796	3,475

Total noninterest expense	15,283	12,913	29,559	24,744

Income before income tax expense	12,493	10,080	24,013	19,474
Income tax expense	3,619	2,572	7,205	5,733

Net income	8,874	7,508	16,808	13,741
Earnings attributable to noncontrolling interest	(8)	—	(8)	—
Dividends paid on Series A preferred stock	—	—	—	(23)

Net income available to common shareholders	$8,866	$7,508	$16,800	$13,718

Earnings per share:
Basic	$0.68	$0.70	$1.28	$1.29
Diluted	0.64	0.66	1.22	1.22

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$8,874	$7,508	$16,808	$13,741
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain arising during the period	6,671	6,514	6,031	17,574
Reclassification adjustment for gains included in net income	(120)	(795)	(120)	(1,105)

Net unrealized gains	6,551	5,719	5,911	16,469
Tax effect	(2,569)	(2,243)	(2,317)	(6,460)

Total other comprehensive income	3,982	3,476	3,594	10,009

Comprehensive income	$12,856	$10,984	$20,402	$23,750

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
		Shares	Amount
Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$—	$188,816
Exercise of common stock options, net	—	87,710	975	—	—	—	975
Exercise of common stock warrants	—	3,775	45	—	—	—	45
Redemption of Series A preferred stock	(10,000)	—	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	—	(23)
Stock based compensation expense, net of restricted share forfeitures	—	30,564	795	—	—	—	795
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	(3,945)	(82)	—	—	—	(82)
Net income	—	—	—	13,741	—	—	13,741
Other comprehensive income	—	—	—	—	10,009	—	10,009

Balance at June 30, 2016	$—	10,689,481	$149,517	$45,070	$9,689	—	$204,276

Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	103	$270,361
Exercise of common stock options, net	—	109,663	1,055	—	—	—	1,055
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Stock based compensation expense, net of restricted share forfeitures	—	26,911	1,235	—	—	—	1,235
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	(4,488)	(174)	—	—	—	(174)
Earnings attributable to noncontrolling interest	—	—	—	(8)	—	—	(8)
Net income	—	—	—	16,808	—	—	16,808
Other comprehensive income	—	—	—	—	3,594	—	3,594

Balance at June 30, 2017	$—	13,181,501	$220,620	$76,186	$(3,888)	$103	$293,021

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$16,808	$13,741
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	741	652
Accretion of purchase accounting adjustments	(714)	(635)
Net amortization of securities	4,998	3,364
Amortization of loan servicing right asset	479	556
Amortization of core deposit intangible	248	293
Amortization of debt issuance costs	89	34
Provision for loan losses	2,428	2,703
Deferred income tax benefit	(558)	(204)
Origination of loans held for sale	(175,918)	(148,829)
Proceeds from sale of loans held for sale	191,855	149,425
Net gain on sale of loans	(4,401)	(3,917)
Gain on sale of available for sale securities	(120)	(1,105)
Income from bank owned life insurance	(310)	(323)
Loss on sale of assets held for sale	—	98
Stock-based compensation	1,235	795
Compensation expense related to common stock issued to 401(k) plan	—	269
Deferred gain on sale of loans	(58)	(38)
Deferred gain on sale of foreclosed assets	(6)	(6)
Net change in:
Accrued interest receivable and other assets	(2,674)	(1,509)
Accrued interest payable and other liabilities	1,331	(970)

Net cash from operating activities	35,453	14,394
Cash flows from investing activities
Securities available for sale :
Sales	61,190	62,263
Purchases	(394,219)	(185,270)
Maturities, prepayments and calls	68,721	37,234
Securities held to maturity :
Purchases	(1,996)	(82,405)
Maturities, prepayments and calls	7,579	6,895
Net change in loans	(239,256)	(246,305)
Proceeds from sale of assets held for sale	—	1,542
Purchase of restricted equity securities	(5,483)	(1,891)
Purchases of premises and equipment, net	(2,076)	(1,461)
Capitalization of foreclosed assets	(35)	—
Increase in certificates of deposits at other financial institutions	(1,475)	(815)

Net cash from investing activities	(507,050)	(410,213)
Cash flows from financing activities
Increase in deposits	362,607	435,696
Decrease in federal funds purchased and repurchase agreements	(41,219)	(64,414)
Proceeds from Federal Home Loan Bank advances	320,000	75,000
Repayment of Federal Home Loan Bank advances	(165,000)	(80,000)
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	—	(10,000)
Proceeds from issuance of subordinated notes, net of issuance costs	—	58,278
Proceeds from exercise of common stock warrants	150	45
Proceeds from exercise of common stock options	1,055	975
Divestment of common stock issued to 401(k) plan	(174)	(82)
Redemption of Series A preferred stock	—	(10,000)
Dividends paid on preferred stock	—	(23)
Earnings attributable to noncontrolling interest	(8)	—

Net cash from financing activities	477,411	415,475

Net change in cash and cash equivalents	5,814	19,656
Cash and cash equivalents at beginning of period	90,927	52,394

Cash and cash equivalents at end of period	$96,741	$72,050

Supplemental information:
Interest paid	$14,793	$6,481
Income taxes paid	9,085	7,291
Non-cash supplemental information:
Transfers from loans to foreclosed assets	$1,315	$—

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.

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

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government sponsored entities and agencies	$60,129	$—	$(124)	$60,005
Mortgage-backed securities: residential	770,350	1,522	(6,530)	765,342
The coMortgage-backed securities: commercial	15,745	—	(21)	15,724
State and political subdivisions	161,452	1,963	(3,198)	160,217
U.S Treasury bills	19,772	—	(9)	19,763

Total	$1,027,448	$3,485	$(9,882)	$1,021,051

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Mortgage-backed securities: residential	$614,344	$949	$(8,208)	$607,085
Mortgage-backed securities: commercial	19,439	27	(132)	19,334
State and political subdivisions	133,280	238	(5,182)	128,336

Total	$767,063	$1,214	$(13,522)	$754,755

The amortized cost and fair value of the securities held to maturity portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Mortgage backed securities: residential	$100,344	$358	$(1,900)	$98,802
State and political subdivisions	122,011	3,858	(25)	125,844

Total	$222,355	$4,216	$(1,925)	$224,646

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2016
U.S. government sponsored entities and agencies	$203	$6	$—	$209
Mortgage backed securities: residential	106,169	328	(2,343)	104,154
State and political subdivisions	122,522	1,214	(207)	123,529

Total	$228,894	$1,548	$(2,550)	$227,892

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$61,190	$13,491	$61,190	$62,263
Gross gains	246	797	246	1,490
Gross losses	(126)	(2)	(126)	(385)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2017
	Amortized Cost	Fair Value
Available for sale
One year or less	$44,767	$44,646
Over one year through five years	50,135	50,012
Over five years through ten years	4,710	4,846
Over ten years	141,741	140,481
Mortgage-backed securities: residential	770,350	765,342
Mortgage-backed securities: commercial	15,745	15,724

Total	$1,027,448	$1,021,051

Held to maturity
Over one year through five years	$1,104	$1,140
Over five years through ten years	5,179	5,339
Over ten years	115,728	119,365
Mortgage-backed securities: residential	100,344	98,802

Total	$222,355	$224,646

Securities pledged at June 30, 2017 and December 31, 2016 had a carrying amount of $958,128 and $808,224, respectively, and were pledged to secure public deposits and repurchase agreements.

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Available for sale
U.S. government sponsored entities and agencies	$60,005	$(124)	$—	$—	$60,005	$(124)
Mortgage-backed securities:
residential	498,174	(5,958)	29,009	(572)	527,183	(6,530)
Mortgage-backed securities:
Commercial	15,724	(21)	—	—	15,724	(21)
State and political subdivisions	74,988	(2,650)	8,190	(548)	83,178	(3,198)
U.S. Treasury bills	19,763	(9)	—	—	19,763	(9)

Total available for sale	$668,654	$(8,762)	$37,199	$(1,120)	$705,853	$(9,882)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities:
residential	$68,296	$(1,535)	$13,830	$(365)	$82,126	$(1,900)
State and political subdivisions	1,427	(25)	—	—	1,427	(25)

Total held to maturity	$69,723	$(1,560)	$13,830	$(365)	$83,553	$(1,925)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale
Mortgage-backed securities:
residential	$465,416	$(7,833)	$9,907	$(375)	$475,323	$(8,208)
Mortgage-backed securities:
commercial	15,752	(132)	—	—	15,752	(132)
State and political subdivisions	100,020	(5,182)	—	—	100,020	(5,182)

Total available for sale	$581,188	$(13,147)	$9,907	$(375)	$591,095	$(13,522)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities:
residential	$89,523	$(2,244)	$3,025	$(99)	$92,548	$(2,343)
State and political subdivisions	18,907	(207)	—	—	18,907	(207)

Total held to maturity	$108,430	$(2,451)	$3,025	$(99)	$111,455	$(2,550)

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

NOTE 3—LOANS

Loans at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Loans that are not PCI loans
Construction and land development	$497,940	$489,562
Commercial real estate:
Nonfarm, nonresidential	550,112	458,569
Other	32,307	38,571
Residential real estate:
Closed-end 1-4 family	346,744	254,474
Other	156,400	150,515
Commercial and industrial	422,823	376,476
Consumer and other	3,936	3,359

Loans before net deferred loan fees	2,010,262	1,771,526
Deferred loan fees, net	(889)	(793)

Total loans that are not PCI loans	2,009,373	1,770,733
Total PCI loans	2,582	2,859
Allowance for loan losses	(18,689)	(16,553)

Total loans, net of allowance for loan losses	$1,993,266	$1,757,039

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended June 30, 2017 and 2016:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$3,837	$4,659	$2,672	$6,885	$52	$18,105
Provision for loan losses	(41)	352	255	9	(2)	573
Loans charged-off	—	—	(1)	—	(2)	(3)
Recoveries	—	—	13	—	1	14

Total ending allowance balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689

Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$3,378	$3,564	$1,800	$3,875	$59	$12,676
Provision for loan losses	246	301	248	780	(8)	1,567
Loans charged-off	—	—	—	—	(4)	(4)
Recoveries	—	—	12	—	2	14

Total ending allowance balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253

The following table presents the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2017 and 2016:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	20	745	517	1,126	20	2,428
Loans charged-off	—	—	(1)	(300)	(25)	(326)
Recoveries	—	—	25	—	9	34

Total ending allowance balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	438	719	159	1,362	25	2,703
Loans charged-off	—	—	—	(65)	(15)	(80)
Recoveries	—	—	40	—	3	43

Total ending allowance balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253

As of June 30, 2017 and December 31, 2016, there was $11 and $0 allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$933	$—	$933
Collectively evaluated for impairment	3,796	5,011	2,928	5,961	49	17,745
Purchased credit-impaired loans	—	—	11	—	—	11

Total ending allowance balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689

Loans:
Individually evaluated for impairment	$2,250	$1,451	$639	$3,888	$7	$8,235
Collectively evaluated for impairment	495,690	580,968	502,505	418,935	3,929	2,002,027
Purchased credit-impaired loans	—	395	192	1,995	—	2,582

Total ending loans balance	$497,940	$582,814	$503,336	$424,818	$3,936	$2,012,844

December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,024	$—	$1,024
Collectively evaluated for impairment	3,776	4,266	2,398	5,044	45	15,529
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

Loans:
Individually evaluated for impairment	$1,275	$2,836	$2,190	$3,608	$—	$9,909
Collectively evaluated for impairment	488,287	494,304	402,799	372,868	3,359	1,761,617
Purchased credit-impaired loans	—	394	496	1,969	—	2,859

Total ending loans balance	$489,562	$497,534	$405,485	$378,445	$3,359	$1,774,385

Loans collectively evaluated for impairment reported at June 30, 2017 include certain acquired loans. At June 30, 2017, these non-PCI loans had a carrying value of $59,892, comprised of contractually unpaid principal totaling $61,550 and discounts totaling $1,658. Management evaluated these loans for credit deterioration since acquisition and determined that $6 in allowance for loan losses was necessary at June 30, 2017.

The following table presents information related to impaired loans by class of loans as of June 30, 2017 and December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2017
With no allowance recorded:
Construction and land development	$2,250	$2,250	$—
Commercial real estate:
Nonfarm, nonresidential	3,037	1,451	—
Residential real estate:
Closed-end 1-4 family	399	399	—
Other	248	240	—
Commercial and industrial	800	800	—
Consumer and other	7	7	—

Subtotal	6,741	5,147	—
With an allowance recorded:
Commercial and industrial	3,088	3,088	933

Subtotal	3,088	3,088	933

Total	$9,829	$8,235	$933

December 31, 2016
With no allowance recorded:
Construction and land development	$1,275	$1,275	$—
Commercial real estate:
Nonfarm, nonresidential	4,423	2,836	—
Residential real estate:
Closed-end 1-4 family	2,069	2,069	—
Other	121	121	—
Commercial and industrial	934	934	—

Subtotal	8,822	7,235	—

With an allowance recorded:
Commercial and industrial	2,864	2,674	1,024

Subtotal	2,864	2,674	1,024

Total	$11,686	$9,909	$1,024

The following table presents the average recorded investment of impaired loans by class of loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2017	2016	2017	2016
With no allowance recorded:
Construction and land development	$2,250	$121	$1,125	$510
Commercial real estate:
Nonfarm, nonresidential	2,242	1,094	3,185	1,248
Residential real estate:
Closed-end 1-4 family	604	413	1,202	574
Other	181	754	151	733
Commercial and industrial	568	263	705	142
Consumer and other	2	30	1	15

Subtotal	5,847	2,675	6,369	3,222

With an allowance recorded:
Commercial and industrial	$2,855	$163	$2,720	$125

Subtotal	2,855	163	2,720	125

Total	$8,702	$2,838	$9,089	$3,347

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2017 and 2016.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016:

	Nonaccrual	Loans Past Due Over 90 Days
June 30, 2017
Commercial real estate:
Nonfarm, nonresidential	$835	$—
Residential real estate:
Closed-end 1-4 family	39	425
Other	118	—
Commercial and industrial	2,374	108

Total	$3,366	$533

December 31, 2016
Construction and land development	$—	$1,950
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	—	452
Other	121	—
Commercial and industrial	2,674	150

Total	$3,630	$2,552

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Loans Not Past Due	PCI Loans	Total
June 30, 2017
Construction and land development	$210	$—	$—	$—	$210	$497,730	$—	$497,940
Commercial real estate:
Nonfarm, nonresidential	—	—	—	835	835	549,277	395	550,507
Other	—	—	—	—	—	32,307	—	32,307
Residential real estate:
Closed-end 1-4 family	367	1,274	425	39	2,105	344,639	192	346,936
Other	—	—	—	118	118	156,282	—	156,400
Commercial and industrial	237	11	108	2,374	2,730	420,093	1,995	424,818
Consumer and other	13	—	—	—	13	3,923	—	3,936

	$827	$1,285	$533	$3,366	$6,011	$2,004,251	$2,582	$2,012,844

December 31, 2016
Construction and land development	$380	$—	$1,950	$—	$2,330	$487,232	$—	$489,562
Commercial real estate:
Nonfarm, nonresidential	664	—	—	835	1,499	457,070	394	458,963
Other	—	—	—	—	—	38,571	—	38,571
Residential real estate:
Closed-end 1-4 family	428	10	452	—	890	253,584	496	254,970
Other	231	—	—	121	352	150,163	—	150,515
Commercial and industrial	155	39	150	2,674	3,018	373,458	1,969	378,445
Consumer and other	—	—	—		—	3,359	—	3,359

	$1,858	$49	$2,552	$3,630	$8,089	$1,763,437	$2,859	$1,774,385

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Total
June 30, 2017
Construction and land development	$495,690	$—	$2,250	$497,940
Commercial real estate:
Nonfarm, nonresidential	538,447	10,098	1,962	550,507
Other	32,307	—	—	32,307
Residential real estate:
Closed-end 1-4 family	345,863	—	1,073	346,936
Other	155,270	—	1,130	156,400
Commercial and industrial	403,818	15,475	5,525	424,818
Consumer and other	3,924	5	7	3,936

	$1,975,319	$25,578	$11,947	$2,012,844

	Pass	Special Mention	Substandard	Total
December 31, 2016
Construction and land development	$488,287	$—	$1,275	$489,562
Commercial real estate:
Nonfarm, nonresidential	449,373	1,847	7,743	458,963
Other	38,571	—	—	38,571
Residential real estate:
1-4 family	251,919	—	3,051	254,970
Other	149,504	—	1,011	150,515
Commercial and industrial	373,243	—	5,202	378,445
Consumer and other	3,359	—	—	3,359

	$1,754,256	$1,847	$18,282	$1,774,385

Troubled Debt Restructurings

As of both June 30, 2017 and December 31, 2016, the Company’s loan portfolio contains one loan for $698 that has been modified in a troubled debt restructuring.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$503,107	$499,385
Other	2,258	2,954

The components of net loan servicing fees for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loan servicing fees, net:
Loan servicing fees	$319	$301	$639	$594
Amortization of loan servicing fees	(266)	(305)	(479)	(556)
Change in impairment	—	—	—	—

Total	$53	$(4)	$160	$38

The fair value of servicing rights was estimated by management to be approximately $5,000 at June 30, 2017. Fair value for June 30, 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.5%. At December 31, 2016, the fair value of servicing rights was estimated by management to be approximately $4,635. Fair value for December 31, 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At June 30, 2017 and December 31, 2016, these short-term borrowings totaled $32,132 and $36,496, respectively, and were secured by securities with carrying amounts of $41,397 and $41,136, respectively. At June 30, 2017, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of June 30, 2017:

As of June 30, 2017	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$698	$41,912	$42,610
Borrowings related to pledged amounts	$—	$32,132	$32,132
Market value pledged as a % of borrowings	—%	130%	133%

The following table provides additional details as of December 31, 2016:

As of December 31, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$209	$117	$41,330	$41,656
Borrowings related to pledged amounts	$—	$—	$36,496	$36,496
Market value pledged as a % of borrowings	—%	—%	113%	114%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. There were 12,461 and 3,775 warrants exercised during the six months ended June 30, 2017 and 2016, respectively. A summary of the stock warrant activity for the six months ended June 30, 2017 and 2016 follows:

	June 30, 2017	June 30, 2016
Stock warrants exercised:
Intrinsic value of warrants exercised	$329	$73
Cash received from warrants exercised	150	45

The warrants expired on March 30, 2017; therefore at June 30, 2017, there were no outstanding warrants associated with the 2010 offering.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $788 and $537 and $1,235 and $795 for the three and six months ended June 30, 2017 and 2016, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $357 and $450 for the three and six months ended June 30, 2017. The total income tax benefit for the three and six months ended June 30, 2016 was $509 for both periods.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provides for authorized shares up to 4,000,000. At June 30, 2017, there were 1,960,041 authorized shares available for issuance under the 2007 Plan.

The 2007 Plan provides that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, a new equity incentive plan, the 2017 Omnibus Equity Incentive Plan. The Company’s shareholders approved the 2017 Omnibus Equity Incentive Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Omnibus Equity Incentive Plan are substantially similar to the terms of the 2007 Omnibus Equity Incentive Plan it was intended to replace. The 2017 Omnibus Equity Incentive Plan provides for authorized shares up to 5,000,000. At June 30, 2017, there were 4,790,739 authorized shares available for issuance under the 2017 Omnibus Equity Incentive Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	June 30, 2017	June 30, 2016
Risk-free interest rate	2.03%	1.63%
Expected term	6.7 years	7.5 years
Expected stock price volatility	33.36%	29.46%
Dividend yield	0.03%	0.24%

The weighted average fair value of options granted for the six months ended June 30, 2017 and 2016 were $14.38 and $9.47, respectively.

A summary of the activity in the plans for the six months ended June 30, 2017 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,395,016	$16.70	6.39	$35,090
Granted	239,070	37.85
Exercised	(116,856)	11.63
Forfeited, expired, or cancelled	(2,210)	23.06

Outstanding at period end	1,515,020	$20.42	6.77	$31,563

Vested or expected to vest	1,439,269	$20.42	6.77	$29,985
Exercisable at period end	792,366	$13.21	5.05	$22,143

	For the six months ended June 30,
	2017	2016
Stock options exercised:
Intrinsic value of options exercised	$3,460	$1,648
Cash received from options exercised	1,055	975
Tax benefit realized from option exercises	360	419

As of June 30, 2017, there was $6,147 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock: Additionally, the 2007 Omnibus Equity Incentive Plan and the 2017 Omnibus Equity Incentive Plan each provides for the granting of restricted share awards and other performance related incentives. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the six months ended June 30, 2017 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2016	106,458	$19.81
Granted	27,282	37.35
Vested	(23,451)	18.93
Forfeited	(371)	26.62

Non-vested at June 30, 2017	109,918	$24.85

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2017, there was $2,294 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the six months ended June 30, 2017 and 2016 was $1,125 and $603, respectively.

The total income tax benefit realized from the vesting of restricted stock for the three and six months ended June 30, 2017 and 2016 was $90 for all periods.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of June 30, 2017, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of June 30, 2017 and December 31, 2016 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Company common equity Tier 1 capital to risk-weighted assets	$282,945	11.54%	$110,300	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$360,152	14.69%	$196,090	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$282,945	11.54%	$147,067	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$282,945	8.21%	$137,848	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$337,486	13.77%	$110,301	4.50%	$159,324	6.50%
Bank Total Capital to risk weighted assets	$356,267	14.53%	$196,091	8.00%	$245,114	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$337,486	13.77%	$147,068	6.00%	$196,091	8.00%
Bank Tier 1 (Core) Capital to average assets	$337,486	9.80%	$137,786	4.00%	$172,233	5.00%
December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$60,005	$—
Mortgage-backed securities-residential	—	765,342	—
Mortgage-backed securities-commercial	—	15,724	—
State and political subdivisions	—	160,217	—
U.S. Treasury bills	—	19,763	—

Total securities available for sale	$—	$1,021,051	$—

Loans held for sale	$—	$11,724	$—

Mortgage banking derivatives	$—	$568	$—

Financial Liabilities
Mortgage banking derivatives	$—	$(156)	$—

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
Mortgage-backed securities-residential	$—	$607,085	$—
Mortgage-backed securities-commercial	—	19,334	—
State and political subdivisions	—	128,336	—

Total securities available for sale	$—	$754,755	$—

Loans held for sale	$—	$23,699	$—

Mortgage banking derivatives	$—	$229	$—

Financial Liabilities
Mortgage banking derivatives	$—	$(66)	$—

As of June 30, 2017, the unpaid principal balance of loans held for sale was $11,377 resulting in an unrealized gain of $347 included in gains on sale of loans. As of December 31, 2016, the unpaid principal balance of loans held for sale was $23,457, resulting in an unrealized gain of $242 included in gains on sale of loans. For the three months ended June 30, 2017 and 2016, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $(8) and $194, respectively. For the six months ended June 30, 2017 and 2016, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $105 and $231, respectively. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2017 and December 31, 2016.

There were no transfers between level 1 and 2 during 2017 or 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

There were two collateral-dependent impaired loans carried at fair value of $2,154 as of June 30, 2017 and one collateral-dependent impaired loan carried at fair value of $1,650 as of December 31, 2016. For the three and six months ended June 30, 2017, $194 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. For the three and six months ended June 30, 2016, no additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,350 as of June 30, 2017 and $0 as of December 31, 2016. There were no properties at June 30, 2017 or 2016 that had required write-downs to fair value resulting in no write downs for the three and six months ended June 30, 2017 and 2016, respectively.

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	Carrying Amount	Fair Value Measurements at June 30, 2017 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$96,741	$96,741	$—	$—	$96,741
Certificates of deposit held at other financial institutions	2,530	—	2,530	—	2,530
Securities available for sale	1,021,051	—	1,021,051	—	1,021,051
Securities held to maturity	222,355	—	224,646	—	224,646
Loans held for sale	11,724	—	11,724	—	11,724
Net loans	2,011,955	—	—	1,970,297	1,970,297
Restricted equity securities	17,326	n/a	n/a	n/a	n/a
Servicing rights, net	3,581	—	—	5,000	5,000
Accrued interest receivable	11,217	6	6,241	4,970	11,217
Financial liabilities
Deposits	$2,754,425	$1,496,990	$1,254,119	$—	$2,751,109
Federal funds purchased and repurchase agreements	42,082	—	42,082	—	42,082
Federal Home Loan Bank advances	287,000	—	285,951	—	285,951
Subordinated notes, net	58,426	—	—	62,098	62,098
Accrued interest payable	2,571	33	1,850	688	2,571

	Carrying Amount	Fair Value Measurements at December 31, 2016 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,927	$90,927	$—	$—	$90,927
Certificates of deposit held at other financial institutions	1,055	—	1,055	—	1,055
Securities available for sale	754,755	—	754,755	—	754,755
Securities held to maturity	228,894	—	227,892	—	227,892
Loans held for sale	23,699	—	23,699	—	23,699
Net loans	1,757,039	—	—	1,727,188	1,727,188
Restricted equity securities	11,843	n/a	n/a	n/a	n/a
Servicing rights, net	3,621	—	—	5,015	5,015
Accrued interest receivable	9,931	—	5,172	4,759	9,931
Financial liabilities
Deposits	$2,391,818	$1,551,461	$836,444	$—	$2,387,905
Federal funds purchased and repurchase agreements	83,301	—	83,301	—	83,301
Federal Home Loan Bank advances	132,000	—	131,098	—	131,098
Subordinated notes, net	58,337	—	—	61,762	61,762
Accrued interest payable	1,924	154	1,075	695	1,924

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

(d) Mortgage Servicing Rights: Fair value of mortgage servicing rights is based on valuation models that calculate the present value of estimated net cash flows based on industry market data. The valuation model incorporates assumptions that market participants would use in estimating future net cash flows resulting in a Level 3 classification.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Net income available to common shareholders	$8,866	$7,508	$16,800	$13,718
Less: earnings allocated to participating securities	(76)	(86)	(140)	(149)

Net income allocated to common shareholders	$8,790	$7,422	$16,660	$13,569

Weighted average common shares outstanding including participating securities	13,118,201	10,654,351	13,083,797	10,617,328
Less: Participating securities	(111,977)	(121,475)	(109,166)	(115,270)

Average shares	13,006,224	10,532,876	12,974,631	10,502,058

Basic earnings per common share	$0.68	$0.70	$1.28	$1.29

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted
Net income allocated to common shareholders	$8,790	$7,422	$16,660	$13,569
Weighted average common shares outstanding for basic earnings per common share	13,006,224	10,532,876	12,974,631	10,502,058
Add: Dilutive effects of assumed exercises of stock options	695,199	653,339	701,947	638,041
Add: Dilutive effects of assumed exercises of stock warrants	339	13,015	3,157	12,721

Average shares and dilutive potential common shares	13,701,762	11,199,230	13,679,735	11,152,820

Dilutive earnings per common share	$0.64	$0.66	$1.22	$1.22

For the three months ended June 30, 2017 and 2016, stock options for 302,570 and 239,587 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 205,285 and 150,877 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2017 and 2016 because they were antidilutive.

NOTE 10—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,426 and $58,337 at June 30, 2017 and at December 31, 2016, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

The Company completed the issuance of $60,000 in principal amount of subordinated notes in two separate offerings. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes (the “March 2016 Subordinated Notes”) were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7.00% fixed-to-floating rate subordinated notes (the “June 2016 Subordinated Notes”) were issued to certain accredited institutional investors in a private offering. The subordinated notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The subordinated notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Company’s bank subsidiary, its depositors, and any preferred equity holders of our subsidiaries. The holders of the subordinated notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended June 30, 2017 and 2016, amortization of issuance costs has amounted to $45 and $34, respectively. For the six months ended June 30, 2017 and 2016, amortization of issuance costs has amounted to $89 and $34, respectively.

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest payment frequency through year five*	Semiannually	Semiannually
Interest payment frequency after five years*	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency after five years	Quarterly	Quarterly

*	The Company currently may not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Through June 30, 2017 all interest payments have been made in accordance with the terms of the agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Form 10-K filed with the SEC on March 16, 2017, which includes additional information about critical accounting policies and practices and risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations. All amounts are in thousands, except per share data or unless otherwise indicated.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards are to be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than as a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changed the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt this ASU in the fourth quarter of 2016, effective as of January 1, 2016. The adoption of this ASU decreased income tax expense for the six months ended June 30, 2016 by $509 and increased diluted earnings per share by $0.04. The adoption of this ASU also impacted previously reported quarterly earnings and/or earnings per share in 2016, as follows: (1) first quarter 2016 – decreased diluted earnings per share by $0.01; and (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted earnings per share by $0.04.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the FASB ASC, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Most of the Company’s revenues come from financial instruments, like loans, investment securities and other financial instruments which are not included in the scope of this ASU. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, is not expected to change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for the Company for fiscal years beginning on or after December 15, 2018. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset, and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering data to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $8,874 and $16,808 for the three and six months ended June 30, 2017, respectively, compared to $7,508 and $13,741 for the three and six months ended June 30, 2016, respectively. After earnings attributable to noncontrolling interest and after the payment of preferred dividends on the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) pursuant to the Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and six months ended June 30, 2017 was $8,866 and $16,800, respectively, compared to $7,508 and $13,718 for the three and six months ended June 30, 2016, respectively. The primary reason for the increase in net earnings available to common shareholders for the three and six months ended June 30, 2017 was increased interest income on loans and investment securities compared with the same periods in 2016. The increase in loans was due to significant organic growth. The growth in the securities portfolio is primarily attributable to the Company’s leverage program to utilize proceeds received from capital raised during the fourth quarter of 2016.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and six months ended June 30, 2017, totaled $24,469 and $48,112, respectively, compared to $19,934 and $39,210 for the same periods in 2016, an increase of $4,535 and $8,902, or 22.8% and 22.7%, between the respective periods. For the three and six months ended June 30, 2017, interest income increased $8,725 and $16,705, or 35.9% and 35.7%, respectively, compared with the same periods in 2016, due to growth in both the loan and investment securities portfolios. For the three and six months ended June 30, 2017, interest expense increased $4,190 and $7,803, or 96.3% and 102.2%, respectively, compared with the same periods in 2016, as a result of increases in interest-bearing deposits, Federal Home Loan Bank (“FHLB”) advances and subordinated notes.

Interest-earning assets averaged $3,375,905 and $2,404,060 during the three months ended June 30, 2017 and 2016, respectively, an increase of $971,845, or 40.4%. This increase was due to growth in all types of interest-earning assets, but the largest growth occurred in loans and investment securities. Average loans increased 34.0%, and investment securities increased 48.4%, when comparing the three months ended June 30, 2017 with the same period in 2016. When comparing the three months ended June 30, 2017 and 2016, the yield on average interest earning assets, adjusted for tax equivalent yield, decreased 11 basis points in 2017 to 4.09% compared to 4.20% for the same period during 2016. For the three months ended June 30, 2017, the tax equivalent yield on available for sale securities was 2.68%, and for the three months ended June 30, 2016, the tax equivalent yield on available for sale securities was 2.48%. For the three months ended June 30, 2017, the tax equivalent yield on held to maturity securities was 4.24%, and for the three months ended June 30, 2016, the tax equivalent yield on held to maturity securities was 3.94%. The primary driver for the increase in yields on securities for the three- and six-month periods ended June 30, 2017 was the volume of tax-exempt municipal securities purchased during the past 12 months, which increased tax equivalent yields when comparing the three-month period in 2017 with the same period in 2016.

Interest-bearing liabilities averaged $2,909,508 during the three months ended June 30, 2017, compared to $2,065,486 for the same period in 2016, an increase of $844,022, or 40.9%. Total average interest-bearing deposits grew $662,188, or 35.0%, including increases in average interest checking of $360,942 and average time deposits of $323,733 for the three-month period ended June 30, 2017, as compared to the same period during 2016. Rapid growth in the loan portfolio also resulted in an increase in average FHLB advances of $158,516, and also subordinated notes and other borrowings increased $19,424, when comparing the three months ended June 30, 2017 with the same period in 2016.

For the three-month periods ended June 30, 2017 and 2016, the cost of average interest-bearing liabilities increased 33 basis points to 1.18% from 0.85%. The increase was due to rate increases in the cost of funds for interest-bearing deposits, FHLB advances and Federal funds purchased.

Interest-earning assets averaged $3,280,739 and $2,290,583 during the six months ended June 30, 2017 and 2016, respectively, an increase of $990,156, or 43.2%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 35.4%, and investment securities increased 55.4%, when comparing the six months ended June 30, 2017 with the same period in 2016. When comparing the six months ended June 30, 2017 and 2016, the yield on average interest earning assets, adjusted for tax equivalent yield decreased 17 basis points to 4.08% in 2017 compared to 4.25% for the same period during 2016.

For the six months ended June 30, 2017 and 2016, the tax equivalent yield on loans was 4.92% and 5.16% respectively. For the three months ended June 30, 2017 and 2016, the tax equivalent yield on loans was 4.93% and 5.09%, respectively. The primary driver for the decrease in yields on loans for the three- and six-month periods ended June 30, 2017 was the increase in deferred cost amortization that was recognized when comparing the three- and six-month periods ended June 30, 2017 with the same periods in 2016, which was offset by discount accretion income related to purchased loans during these same comparative periods.

For the six months ended June 30, 2017, the tax equivalent yield on available for sale securities was 2.69%, and for the six months ended June 30, 2016, the tax equivalent yield on available for sale securities was 2.52%. For the six months ended June 30, 2017, the tax equivalent yield on held to maturity securities was 4.22%, and for the six months ended June 30, 2016, the tax equivalent yield on held to maturity securities was 4.03%. The primary driver for the increase in yields on securities for the six-month period ended June 30, 2017 was the volume of tax-exempt municipal securities purchased during the past 12 months, which increased tax equivalent yields when comparing the six-month period in 2017 with the same periods in 2016.

Interest-bearing liabilities averaged $2,830,471 during the six months ended June 30, 2017, compared to $1,965,527 for the same period in 2016, an increase of $864,944, or 44.0%. Total average interest-bearing deposits grew $680,142, including increases in interest-bearing checking of $364,264 and average time deposits of $299,988 for the six-month period ended June 30, 2017, as compared to the same period during 2016. Rapid growth in the loan portfolio also resulted in an increase in average FHLB advances of $149,158, and subordinated notes and other borrowings increased $38,336, when comparing the six months ended June 30, 2017 with the same period in 2016.

For the six-month periods ended June 30, 2017 and 2016, the cost of average interest-bearing liabilities increased 32 basis points from 0.78% to 1.10%. The increase was due to increases in the cost of funds from interest-bearing deposits, FHLB advances, Federal funds purchased and repurchase agreements.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2017 and 2016:

Average Balances—Yields & Rates(7)

(Dollars are in thousands)

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,006,536	$24,685	4.93%	$1,497,556	$18,955	5.09%
Securities available for sale(6)	1,041,892	6,969	2.68%	662,867	4,087	2.48%
Securities held to maturity(6)	224,628	2,374	4.24%	190,718	1,868	3.94%
Restricted equity securities	16,360	213	5.22%	9,376	118	5.06%
Certificates of deposit at other financial institutions	2,296	8	1.40%	1,065	4	1.51%
Federal funds sold and other(2)	84,193	216	1.03%	42,478	52	0.49%

TOTAL INTEREST EARNING ASSETS	$3,375,905	$34,465	4.09%	$2,404,060	$25,084	4.20%
Allowance for loan losses	(18,475)			(13,049)
All other assets	98,237			82,475

TOTAL ASSETS	$3,455,667			$2,473,486
LIABILITIES & EQUITY
Deposits:
Interest checking	$641,903	$1,239	0.77%	$280,961	$271	0.39%
Money market	608,119	1,481	0.98%	637,922	941	0.59%
Savings	56,182	43	0.31%	48,866	39	0.32%
Time deposits	1,248,570	3,798	1.22%	924,837	2,107	0.92%
Federal Home Loan Bank advances	240,846	752	1.25%	82,330	187	0.91%

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
Federal funds purchased and other(3)	55,491	147	1.06%	51,597	82	0.64%
Subordinated notes and other borrowings	58,397	1,082	7.43%	38,973	725	7.48%

TOTAL INTEREST BEARING LIABILITIES	$2,909,508	$8,542	1.18%	$2,065,486	$4,352	0.85%
Demand deposits	248,069			200,849
Other liabilities	12,431			12,766
Total equity	285,659			194,385

TOTAL LIABILITIES AND EQUITY	$3,455,667			$2,473,486
NET INTEREST SPREAD(4)			2.91%			3.35%
NET INTEREST INCOME		$25,923			$20,732
NET INTEREST MARGIN(5)			3.08%			3.47%

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$1,937,988	$47,268	4.92%	$1,431,012	$36,714	5.16%
Securities available for sale(6)	1,016,924	13,553	2.69%	625,876	7,833	2.52%
Securities held to maturity(6)	226,137	4,730	4.22%	174,278	3,496	4.03%
Restricted equity securities	15,035	394	5.28%	8,693	221	5.11%
Certificates of deposit at other financial institutions	2,059	15	1.47%	655	7	2.15%
Federal funds sold and other(2)	82,596	372	0.91%	50,069	115	0.46%

TOTAL INTEREST EARNING ASSETS	$3,280,739	$66,332	4.08%	$2,290,583	$48,386	4.25%
Allowance for loan losses	(17,822)			(12,508)
All other assets	97,166			82,481

TOTAL ASSETS	$3,360,083			$2,360,556
LIABILITIES & EQUITY
Deposits:
Interest checking	$671,777	$2,301	0.69%	$307,513	$597	0.39%
Money market	610,832	2,709	0.89%	603,503	1,810	0.60%
Savings	55,899	85	0.31%	47,338	81	0.34%
Time deposits	1,164,766	6,712	1.16%	864,778	3,947	0.92%
Federal Home Loan Bank advances	218,823	1,260	1.16%	69,665	296	0.85%
Federal funds purchased and other(3)	49,999	217	0.88%	52,691	168	0.64%
Subordinated notes and other borrowings	58,375	2,156	7.45%	20,039	738	7.41%

TOTAL INTEREST BEARING LIABILITIES	$2,830,471	$15,440	1.10%	$1,965,527	$7,637	0.78%
Demand deposits	239,330			189,149
Other liabilities	11,060			11,499
Total equity	279,222			194,381

TOTAL LIABILITIES AND EQUITY	$3,360,083			$2,360,556
NET INTEREST SPREAD(4)			2.98%			3.47%
NET INTEREST INCOME		$50,892			$40,749
NET INTEREST MARGIN(5)			3.13%			3.58%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.

(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended June 30, 2017 versus June 30, 2016
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$6,530	$(800)	$5,730
Securities available for sale	2,362	520	2,882
Securities held to maturity	338	168	506
Restricted equity securities	88	7	95
Certificates of deposit at other financial institutions	5	(1)	4
Federal funds sold and other	51	113	164

TOTAL INTEREST INCOME	$9,374	$7	$9,381

INTEREST EXPENSE
Deposits
Interest checking	$360	$608	$968
Money market accounts	(51)	591	540
Savings	5	(1)	4
Time deposits	757	934	1,691
Federal Home Loan Bank advances	361	204	565
Fed funds purchased and other borrowed funds	7	58	65
Subordinated Notes and other borrowings	364	(7)	357

TOTAL INTEREST EXPENSE	$1,803	$2,387	$4,190

NET INTEREST INCOME	$7,571	$(2,380)	$5,191

	Net change six months ended June 30, 2017 versus June 30, 2016
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$12,860	$(2,306)	$10,554
Securities available for sale	4,863	857	5,720
Securities held to maturity	1,021	213	1,234
Restricted equity securities	160	13	173
Certificates of deposit at other financial institutions	15	(7)	8
Federal funds sold and other	73	184	257

TOTAL INTEREST INCOME	$18,992	$(1,046)	$17,946

INTEREST EXPENSE
Deposits
Interest checking	$705	$999	$1,704
Money market accounts	21	878	899
Savings	12	(8)	4
Time deposits	1,379	1,386	2,765
Federal Home Loan Bank advances	628	336	964
Fed funds purchased and other borrowed funds	(11)	60	49
Subordinated notes and other borrowings	1,406	12	1,418

TOTAL INTEREST EXPENSE	$4,140	$3,663	$7,803

NET INTEREST INCOME	$14,852	$(4,709)	$10,143

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

The provision for loan losses was $573 and $1,567 for the three months ended June 30, 2017 and 2016, respectively, and $2,428 and $2,703 for the six months ended June 30, 2017 and 2016, respectively. The lower provision for the three and six months ended June 30, 2017 compared to the same periods in 2016 is based on the Company’s analysis of its allowance for loan losses which, based on the loan portfolio’s risk profile and comparatively less loan growth, required less provision be recorded. Nonperforming loans at June 30, 2017 totaled $3,899 compared to $6,182 at December 31, 2016, representing 0.2% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2017 was $3,880 and $7,888, respectively, compared to $4,626 and $7,711 for the same periods in 2016, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Service charges on deposit accounts	$45	$46	$(1)	(2.2%)
Other service charges and fees	758	767	(9)	(1.2%)
Net gains on sale of loans	2,067	2,309	(242)	(10.5%)
Wealth management	648	529	119	22.5%
Loan servicing fees, net	53	(4)	57	1,425.0%
Gain on sales of investment securities, net	120	795	(675)	(84.9%)
Net gain on foreclosed assets	3	3	—	—%
Other	186	181	5	2.8%

Total non-interest income	$3,880	$4,626	$(746)	(16.1%)

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Service charges on deposit accounts	$75	$95	$(20)	(21.1%)
Other service charges and fees	1,510	1,400	110	7.9%
Net gains on sale of loans	4,401	3,917	484	12.4%
Wealth management	1,241	897	344	38.4%
Loan servicing fees, net	160	38	122	321.1%
Gain on sales of investment securities, net	120	1,105	(985)	(89.1%)
Net gain on foreclosed assets	6	6	—	—%
Other	375	253	122	48.2%

Total non-interest income	$7,888	$7,711	$177	2.3%

Service charges on deposit accounts for the three and six months ended June 30, 2017 decreased $1 and $20, or 2.2% and 21.1%, respectively, from the same periods in 2016. The decrease for the six months ended June 30, 2017 was due to the Company’s waiving service charges on deposit accounts during March 2017 while the Company was going through a core system conversion.

Other service charges and fees for the three and six months ended June 30, 2017 decreased $9 and increased $110, or 1.2% and 7.9%, respectively, from the same periods in 2016. The increase for the six months ended June 30, 2017 was due to a combination of increases, with the following types of fees having the largest increases in the comparative periods: unused commitment fees ($44), mortgage loan-related fees ($32), and non-sufficient funds fees ($29).

Net gain on sale of loans decreased $242, or 10.5%, when comparing the three months ended June 30, 2017 to the same period in 2016, and it increased $484, or 12.4%, when comparing the six months ended June 30, 2017 to the same period in 2016. The changes in both periods were primarily due to mark-to-market pricing on mortgage loan derivatives, which is a component of net gains on sale of loans.

Wealth management income for the three and six months ended June 30, 2017 increased $119 and $344, or 22.5% and 38.4%, respectively, in comparison with the same periods in 2016. The increase was attributed to the growth in the client base and assets under management in the wealth management division, as well as improvement in the stock markets. As a comparison, the Company has assets under management at June 30, 2017 and 2016 of $343,757 and $236,297, respectively.

Net loan servicing fees for the three and six months ended June 30, 2017 increased $57 and $122, or 1,425.0% and 321.1%, respectively, in comparison with the same periods in 2016. The increase was attributed to the growth in the mortgage loans serviced and the related valuation increase of the mortgage servicing rights.

Net gain on sale of investment securities decreased $675 and $985, or 84.9% and 89.1%, respectively, when comparing the three and six months ended June 30, 2017 with the same periods in 2016. The decreases were primarily due to the gains on securities that were recognized in the second quarter of 2016, which were related to management selling a number of smaller securities, to consolidate the number of securities carried in the portfolio, and selling securities of two municipalities whose credit rating had fallen below management’s credit score limit.

Other non-interest income increased by $5 and $122, or 2.8% and 48.2%, respectively, when comparing the three and six months ended June 30, 2017 with the same periods 2016. The increase for the six months ended June 30, 2017 is primarily attributed to the loss of $98 recorded on the sale of the Company’s real estate in downtown Murfreesboro, Tennessee during first quarter 2016.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2017 was $15,283 and $29,559, respectively, compared to $12,913 and $24,744 for the same periods in 2016, respectively. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Salaries and employee benefits	$9,128	$7,603	$1,525	20.1%
Occupancy and equipment	2,195	1,755	440	25.1%
FDIC assessment expense	1,015	405	610	150.6%
Marketing	285	188	97	51.6%
Professional fees	702	977	(275)	(28.1%)
Amortization of core deposit intangible	121	144	(23)	(16.0%)
Other	1,837	1,841	(4)	(0.2%)

Total non-interest expense	$15,283	$12,913	$2,370	18.4%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Salaries and employee benefits	$17,161	$14,120	$3,041	21.5%
Occupancy and equipment	4,290	3,562	728	20.4%
FDIC assessment expense	1,775	818	957	117.0%
Marketing	552	405	147	36.3%
Professional fees	1,737	2,071	(334)	(16.1%)
Amortization of core deposit intangible	248	293	(45)	(15.4%)
Other	3,796	3,475	321	9.2%

Total non-interest expense	$29,559	$24,744	$4,815	19.5%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three and six months ended June 30, 2017, in comparison with the same periods of 2017, were in salaries and employee benefits, occupancy and equipment, FDIC assessment expense, and other non-interest expense.

Salaries and employee benefits increased $1,525 and $3,041, or 20.1% and 21.5%, respectively, when comparing the three and six months ended June 30, 2017 with the same periods in 2016. The increases in both periods are primarily due to the Company’s staffing growth, during which the Company went from 249 full-time equivalent employees as of June 30, 2016, to 274 as of June 30, 2017, many of which were officer level positions as the Company has worked to enhance its management team to properly oversee the Company’s growth and to grow its team of lenders to further grow the loan portfolio. In addition to salaries, mortgage commissions increased $113 and $363, respectively, when comparing the three and six months ended June 30, 2017 with the same periods of 2016 due to the volume of loans closed during the first half of 2017. Stock-based compensation expense also increased $251 and $440, respectively, for the three and six months ended June 30, 2017 in comparison with the same periods in 2016. The Company also experienced growth in incentive expenses related to the Company’s financial performance.

Occupancy and equipment expense increased $440 and $728, or 25.1% and 20.4%, respectively, when comparing the three and six months ended June 30, 2017 with the same periods in 2016. The variance for the three months ended June 30, 2017 versus the three months ended June 30, 2016 is primarily attributable to increases in building rent expense ($229), software maintenance fees ($121), and leasehold improvement depreciation ($20). The variance when comparing the six months ended June 30, 2017 with the six months ended June 30, 2016 is attributable to increases in building rent expense ($413), software maintenance fees ($167) and leasehold improvement depreciation ($59).

The Company’s FDIC assessment expense increased $610 and $957, or 150.6% and 117.0%, respectively, when comparing the three and six months ended June 30, 2017 with the same periods in 2016. The increases are due to the year-over-year asset growth of the Company, on which FDIC assessments are calculated, and are also related to the change in the FDIC insurance assessment calculation in the third quarter of 2016, which caused an increase in the Company’s insurance assessments based on the calculation’s components.

Professional fees decreased $275 and $334, or 28.1% and 16.1%, respectively, when comparing the three and six months ended June 30, 2017 with the same periods in 2016. The decrease when comparing the three months ended June 30, 2017 with the same period in 2016 is due to decreases in other professional fees ($166) and merger-related expenses ($146). The decrease, when comparing the six months ended June 30, 2017 and 2016, is due to decreases in merger-related expenses ($304), legal fees ($136) and SEC filing expense ($58). The decreases in other professional fees are related to the following 2016 expenses: (1) the design and implementation of subsidiaries (Franklin Synergy Risk Management, Inc., Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc.); (2) a consulting engagement related to the Company’s core systems and related processes; and (3) professional placement service fees for the hiring of several key lending and management professionals.

For the three months ended June 30, 2017, other non-interest expenses decreased $4, or 0.2%, and for the six months ended June 30, 2017, other noninterest expenses increased $321, or 9.2%, from the same comparative periods during 2016. The increase in other non-interest expense for the six months ended June 30, 2017 versus June 30, 2016 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: insurance expense ($103); franchise taxes ($75); dues/memberships/subscriptions ($53); regulatory expenses ($47); foreclosed property expenses ($47); travel expenses ($46); mortgage banking expenses ($45); and electronic banking expense ($44). These variances were offset by decreases in various expense types, with the following types have the largest decreases: insurance loss reserves ($91); loan-related expenses ($82); and deposit-related expenses ($53).

Income Tax Expense

The Company recognized income tax expense for the three and six months ended June 30, 2017, of $3,619 and $7,205, respectively, compared to $2,572 and $5,733, respectively, for the three and six months ended June 30, 2016. The Company’s year-to-date income tax expense for the period ended June 30, 2017 reflects an effective income tax rate of 30.0%, a slight increase compared to 29.4% for the same period in 2016.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets increased by $500,404, or 17.0%, from December 31, 2016 to June 30, 2017. The increase in total assets has primarily been the result of organic growth in the loan portfolio and from purchases of additional investment securities.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2017 and December 31, 2016 were $2,011,955 and $1,773,592, respectively, an increase of $238,363, or 13.4%. As a percentage of total assets, total loans, net of deferred fees, at June 30, 2017 and December 31, 2016 were 58.4% and 60.3% of total assets, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to help increase penetration in its primary markets in Middle Tennessee, Williamson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	June 30, 2017		December 31, 2016
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding purchased credit impaired (“PCI”) loans
Real estate:
Construction and land development	$497,940	24.8%	$489,562	27.6%
Commercial	582,419	28.9%	497,140	28.0%
Residential	503,144	25.0%	404,989	22.8%
Commercial and industrial	422,823	21.0%	376,476	21.2%
Consumer and other	3,936	0.2%	3,359	0.2%

Total loans—gross, excluding PCI loans	2,010,262	99.9%	1,771,526	99.8%

Total PCI loans	2,582	0.1%	2,859	0.2%

Total gross loans	2,012,844	100.0%	1,774,385	100.0%

Less: deferred loan fees, net	(889)		(793)
Allowance for loan losses	(18,689)		(16,553)

Total loans, net allowance for loan losses	$1,993,266		$1,757,039

The discussion in the following paragraphs includes the PCI loans in the breakdown of the various categories of loans.

Total gross loans increased 13.4% during the first six months of 2017, due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 13.8% with growth occurring in the residential real estate (24.1%), commercial real estate (17.1%) and construction and land development (1.7%) segments. The Company also experienced growth of 12.3% in the commercial and industrial segment during the first six months of 2017.

Real estate loans comprised 78.7% of the loan portfolio at June 30, 2017. The largest portion of the real estate segments as of June 30, 2017, was commercial real estate loans, which totaled 36.8% of real estate loans. Commercial real estate loans totaled $582,814 at June 30, 2017, and comprised 29.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled $497,940 at June 30, 2017, and comprised 31.4% of total real estate loans and 24.7% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $503,336 and comprised 31.8% of real estate loans and 25.0% of total loans at June 30, 2017.

Commercial and industrial loans totaled $424,818 at June 30, 2017 and grew 12.3% during the first six months of 2017. Loans in this classification comprised 21.1% of total loans at June 30, 2017. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at June 30, 2017, excluding unearned net fees and costs.

Loan Maturity Schedule

	June 30, 2017
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$283,443	$154,244	$60,253	$497,940
Commercial	32,711	151,150	398,953	582,814
Residential	31,756	118,037	353,543	503,336
Commercial and industrial	76,829	298,651	49,338	424,818
Consumer and other	1,702	1,779	455	3,936

Total	$426,441	$723,861	$862,542	$2,012,844

Fixed interest rate	$233,929	$325,389	$385,514	$944,832
Variable interest rate	192,512	398,472	477,028	1,068,012

Total	$426,441	$723,861	$862,542	$2,012,844

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$1,942,135	$17,739	0.91%	$1,687,244	$15,506	0.92%	$254,891	$2,233	-1 bps
Non-PCI acquired loans (Note 1)	59,892	6	0.01%	74,373	23	0.03%	(14,481)	(17)	-2 bps
Impaired loans	8,235	933	11.33%	9,909	1,024	10.33%	(1,674)	(91)	100 bps

Non-PCI loans	2,010,262	18,678	0.93%	1,771,526	16,553	0.93%	238,736	2,125	—
PCI loans	2,582	11	0.43%	2,859	—	—%	(277)	11	43 bps

Total loans	$2,012,844	$18,689	0.93%	$1,774,385	$16,553	0.93%	$238,459	$2,136	—

Note 1: Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth Bank (“MidSouth”) that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of June 30, 2017, $6 in allowance for loan loss was recorded at June 30, 2017 related to the loans acquired from MidSouth.

At June 30, 2017, the allowance for loan losses was $18,689, compared to $16,553 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 0.93% at both June 30, 2017 and December 31, 2016. Loan growth during the first half of 2017 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Beginning balance	$16,553	$11,587
Loans charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	1	—
Commercial & industrial	300	65
Consumer & other	25	16

Total loans charged-off	326	81
Recoveries on loans previously charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	25	40
Commercial & industrial	—	—
Consumer & other	9	4

Total loan recoveries	34	44
Net charge-offs	(292)	(37)
Provision for loan losses charged to expense	2,428	2,703

Total allowance at end of period	$18,689	$14,253

Total loans, gross, at end of period(1)	$2,012,844	$1,551,748

Average gross loans(1)	$1,929,198	$1,476,644

Allowance to total loans	0.93%	0.92%

Net charge-offs to average loans, annualized	0.03%	0.01%

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

	June 30, 2017		December 31, 2016
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$3,796	20.3%	$3,776	22.8%
Commercial	5,011	26.8%	4,266	25.8%
Residential	2,939	15.7%	2,398	14.5%

Total real estate	11,746	62.8%	10,440	63.1%

Commercial and industrial	6,894	36.9%	6,068	36.6%
Consumer and other	49	0.3%	45	0.3%

	$18,689	100.0%	$16,553	100.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus OREO (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). Loans that become past due 90 days are reviewed to determine if they should be placed on non-accrual status. Loans where, after giving consideration to economic conditions, collateral value, and collection efforts, the full collection of principal and interest is in doubt, or a portion of principal has been charged off, will be placed on non-accrual. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of June 30, 2017 totaled $3,366. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $533 that were past due 90 days or more and still accruing interest at June 30, 2017.

The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2017	December 31, 2016
Non-accrual loans	$3,366	$3,630
Past due loans 90 days or more and still accruing interest	533	2,552

Total non-performing loans	3,899	6,182
Foreclosed real estate (“OREO”)	1,350	—

Total non-performing assets	5,249	6,182
Total non-performing loans as a percentage of total loans	0.2%	0.3%
Total non-performing assets as a percentage of total assets	0.2%	0.2%
Allowance for loan losses as a percentage of non-performing loans	479%	268%

As of June 30, 2017, there were eight loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	835	24.8%	1
Residential real estate	157	4.7%	4
Commercial & industrial	2,374	70.5%	3
Consumer	—	—%	—

Total non-accrual loans	$3,366	100.0%	8

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $1,021,051 at June 30, 2017, compared to $754,755 at December 31, 2016, an increase of $266,296, or 35.3%. The increase in available-for-sale securities was primarily attributed to the volume of securities purchased during the first quarter of 2017.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $222,355 at June 30, 2017, compared to $228,894 at December 31, 2016, a decrease of $6,539, or 2.9%. The decrease is attributable to securities that matured or had principal pay downs during the first six months of 2017.

The combined portfolios represented 36.1% and 33.4% of total assets at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $17,326 and $11,843 at June 30, 2017 and December 31, 2016, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $10,886 at June 30, 2017 compared to $9,551 at December 31, 2016, an increase of $1,335, or 14.0%. This increase was the result of adding leasehold improvements and furniture and equipment as needed in the normal course of business and related to the build-out of a new leased bank office building in Murfreesboro, Tennessee and a new bank building located in Spring Hill, Tennessee.

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

At June 30, 2017, total deposits were $2,754,425, an increase of $362,607, or 15.2%, compared to $2,391,818 at December 31, 2016. The growth in deposits is attributable to growth in time deposits and noninterest-bearing deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $472,515 at December 31, 2016 to $717,383 at June 30, 2017, due to the increased need for funding for the Bank’s loan growth and due to the fluctuation in certain brokered deposits that are interest-bearing checking and money market accounts that can fluctuate daily.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the peak of those deposit balances occurring during the middle of the first quarter of each calendar year. Public funds declined $87,337, or 13.4%, from $653,572 at December 31, 2016 to $566,235 at June 30, 2017.

Time deposits excluding brokered deposits as of June 30, 2017, amounted to $740,522, compared to $555,732 as of December 31, 2016, an increase of $184,790, or 33.3%, primarily due to an increase in Local Government Investment Pool (LGIP) deposits of $185,000 during the first half of 2017. Non-public funds money market accounts, excluding brokered deposits, increased $25,030, or 9.4%, from December 31, 2016 to June 30, 2017. Noninterest-bearing checking deposits grew $21,483, or 9.2%, and non-public funds interest checking accounts, excluding brokered deposits, grew $14,446, or 12.6%, respectively, when comparing deposit balances from June 30, 2017 with balances at December 31, 2016.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

June 30, 2017
Three months or less	$307,102
Three through six months	220,539
Six through twelve months	52,720
Over twelve months	173,586

Total	$753,947

Federal Funds Purchased and Repurchase Agreements

As of June 30, 2017, the Company had $9,950 in federal funds purchased from correspondent banks compared to $46,805 outstanding as of December 31, 2016. Securities sold under agreements to repurchase had an outstanding balance of $32,132 as of June 30, 2017, compared to $36,496 as of December 31, 2016. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At June 30, 2017 and at December 31, 2016, advances totaled $287,000 and $132,000, respectively.

At June 30, 2017, the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2017	25,000	1.19%
2018	157,000	1.19%
2019	50,000	1.41%
2020	55,000	1.72%

Total	$287,000	1.33%

Subordinated Notes

At June 30, 2017, the Company’s subordinated notes, net of issuance costs, totaled $58,426, compared with $58,337 at December 31, 2016. For more information related to the subordinated notes and the related issuance costs, please see Note 10 of the consolidated financial statements.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our subordinated notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. Under the terms of the informal agreement with the Federal Reserve Bank of Atlanta (the “Reserve Bank”) and the Tennessee Department of Financial Institutions (“TDFI”), described in “Other Events” in Management’s Discussion and Analysis and in “ITEM 1A. RISK FACTORS,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Bank is required to receive prior written approval from its regulatory agencies to pay dividends to the Company.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of June 30, 2017, $1,021,051 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $222,355 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $958,128 of the total $1,243,406 investment securities portfolio on hand at June 30, 2017, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of June 30, 2017, the Company’s equity was $293,021, as compared with $270,361 as of December 31, 2016. The increase in equity was due to the Company’s earnings of $16,808 in the first six months of 2017, the increase in common stock of $2,266 during the first six months of 2017, and the $3,594 increase in other comprehensive income from the increase in the valuation of available for sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At June 30, 2017, the Company had unfunded loan commitments outstanding of $53,241, unused lines of credit of $518,673, and outstanding standby letters of credit of $30,147.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/per share data and percentages)	As of or for the Three Months Ended
	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016
Total shareholders’ equity	$292,918	$278,407	$270,258	$209,644	$204,276
Less: Preferred stock	—	—	—	—	—

Total common shareholders’ equity	292,918	278,407	270,258	209,644	204,276
Common shares outstanding	13,181,501	13,064,110	13,036,954	10,757,483	10,689,481

Book value per share	$22.22	$21.31	$20.73	$19.49	$19.11

Total common shareholders’ equity	292,918	278,407	270,258	209,644	204,276
Less: Goodwill and other intangible assets	10,356	10,477	10,633	10,774	10,916

Tangible common shareholders’ equity	$282,562	$267,930	$259,625	$198,870	$193,360
Common shares outstanding	13,181,501	13,064,110	13,036,954	10,757,483	10,689,481

Tangible book value per share	$21.44	$20.51	$19.91	$18.49	$18.09

Average total common equity	285,659	$272,713	$235,984	$206,009	$194,385
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	10,427	10,565	10,719	10,855	11,006

Average tangible common shareholders’ equity	$275,232	$262,148	$225,265	$195,154	$183,379
Net income available to common shareholders	8,866	$7,934	$7,179	$7,137	$7,508
Average tangible common equity	275,232	262,148	225,265	195,154	183,379

Return on average tangible common equity	12.92%	12.27%	12.68%	14.55%	16.47%

Efficiency Ratio:
Net interest income	$24,469	$23,643	$21,699	$20,675	$19,934
Noninterest income	3,880	4,008	2,553	4,876	4,626

Operating revenue	28,349	27,651	24,252	25,551	24,560
Expense
Total noninterest expense	15,283	14,276	13,229	13,708	12,913

Efficiency ratio	53.91%	51.63%	54.55%	53.65%	52.58%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016
Income Statement Data ($):
Interest income	33,011	30,541	27,336	25,724	24,286
Interest expense	8,542	6,898	5,637	5,049	4,352
Net interest income	24,469	23,643	21,699	20,675	19,934
Provision for loan losses	573	1,855	1,145	1,392	1,567
Noninterest income	3,880	4,008	2,553	4,876	4,626
Noninterest expense	15,283	14,276	13,229	13,708	12,913
Net income before taxes	12,493	11,520	9,878	10,451	10,080
Income tax expense(1)	3,619	3,586	2,699	3,314	2,572
Net income(1)	8,874	7,934	7,179	7,137	7,508
Earnings before interest and taxes	21,035	18,418	15,515	15,500	14,432
Net income available to common shareholders	8,866	7,934	7,179	7,137	7,508
Weighted average diluted common shares	13,701,762	13,657,357	12,473,725	11,415,422	11,320,705
Earnings per share, basic	0.68	0.61	0.61	0.67	0.70
Earnings per share, diluted	0.64	0.58	0.58	0.63	0.66
Profitability (%)
Return on average assets	1.03	0.99	1.00	1.07	1.22
Return on average equity	12.46	11.80	12.10	13.78	15.53
Return on average tangible common equity(3)	12.92	12.27	12.68	14.55	16.47
Efficiency ratio(3)	53.91	51.63	54.55	53.65	52.58
Net interest margin(4)	3.08	3.18	3.27	3.34	3.47
Balance Sheet Data ($):
Loans (including HFS)	2,023,679	1,962,397	1,797,291	1,680,877	1,567,537
Loan loss reserve	18,689	18,105	16,553	15,590	14,253
Cash	96,741	114,664	90,927	56,804	72,050
Securities	1,243,406	1,299,349	983,649	905,806	909,531
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	1,232	1,353	1,509	1,650	1,792
Assets	3,443,593	3,454,788	2,943,189	2,703,195	2,607,101
Deposits	2,754,425	2,817,212	2,391,818	2,217,954	2,249,735
Liabilities	3,150,572	3,176,278	2,672,828	2,493,551	2,402,825
Total equity	293,021	278,510	270,361	209,644	204,276
Common equity	292,918	278,407	270,258	209,644	204,276
Tangible common equity(4)	282,562	267,930	259,625	198,870	193,360
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.19	0.21	0.35	0.10	0.10
Nonperforming assets / (total loans(2) + foreclosed assets)	0.26	0.27	0.35	0.10	0.12
Loan loss reserve / total loans(2)	0.93	0.93	0.93	0.94	0.92
Net charge-offs / average loans	0.00	0.07	0.04	0.01	0.00
Capital (%)
Tangible common equity to tangible assets(4)	8.23	7.78	8.85	7.39	7.45
Leverage ratio	8.21	8.36	9.28	7.15	7.33
Common Equity Tier 1 ratio	11.54	11.32	11.75	9.09	9.22
Tier 1 risk-based capital ratio	11.54	11.32	11.75	9.09	9.22
Total risk-based capital ratio	14.69	14.51	15.09	12.66	12.93

(1)	This item reflects the retrospective adoption of Accounting Standard Update 2016-09 during fourth quarter 2016, which impacted previously reported quarterly earnings and/or earnings per share (“EPS”) in 2016, as follows: (1) first quarter 2016 – no tax benefit was recorded; decreased diluted EPS by $0.01; (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted EPS by $0.04; and (3) third quarter 2016 – decreased income tax expense by $107 and increased diluted EPS by $0.01.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.
(4)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended June 30, 2017, net interest income was estimated to decrease 3.18% and 7.55% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 1.12% and decrease 6.90% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of June 30, 2017.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	87,493	(6,480)	(6.90%)
-100	95,022	1,050	1.12%
Base	93,972	—	0.00%
+100	90,986	(2,986)	(3.18%)
+200	86,876	(7,096)	(7.55%)
+300	82,670	(11,303)	(12.03%)
+400	78,635	(15,338)	(16.32%)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Shares of the Company’s common stock were issued during the second quarter of 2017 pursuant to the exercise of warrants and options issued by the Company, as follows:

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
04/04/2017	125	Warrants Exercised	$12.00	$1,500.00
04/06/2017	1,325	Warrants Exercised	$12.00	$15,900.00
04/28/2017	107	Options Exercised	$13.50	$1,444.50
	485	Options Exercised	$27.00	$13,095.00
05/02/2017	7,500	Options Exercised	$10.00	$75,000.00
05/03/2017	1,432	Options Exercised	$13.00	$18,616.00
	2,819	Options Exercised	$13.50	$38,056.50
	294	Options Exercised	$20.69	$6,082.86
	82	Options Exercised	$13.50	$1,107.00
	247	Options Exercised	$27.00	$6,669.00
	10,013	Options Exercised	$10.00	$100,130.00
	1,529	Options Exercised	$30.34	$46,389.86
05/05/2017	379	Options Exercised	$13.50	$5,116.50
	432	Options Exercised	$20.69	$8,938.08
	1,306	Options Exercised	$27.00	$35,262.00
	2,501	Options Exercised	$11.75	$29,386.75
05/10/2017	127	Options Exercised	$20.69	$2,627.63
	63	Options Exercised	$27.00	$1,701.00
05/15/2017	3,291	Options Exercised	$10.00	$32,910.00
	559	Options Exercised	$10.50	$5,869.50
	956	Options Exercised	$11.75	$11,233.00
	726	Options Exercised	$12.00	$8,712.00
	249	Options Exercised	$13.00	$3,237.00
	194	Options Exercised	$13.50	$2,619.00
	133	Options Exercised	$20.69	$2,751.77
	72	Options Exercised	$27.00	$1,944.00
05/16/2017	900	Options Exercised	$10.50	$9,450.00
06/01/2017	1,745	Options Exercised	$10.00	$17,450.00
	200	Options Exercised	$13.00	$2,600.00
	239	Options Exercised	$13.50	$3,226.50
	292	Options Exercised	$20.69	$6,041.48
	349	Options Exercised	$27.00	$9,423.00
06/02/2017	1,081	Options Exercised	$12.00	$12,972.00
	499	Options Exercised	$13.00	$6,487.00
	219	Options Exercised	$13.50	$2,956.50
	393	Options Exercised	$20.69	$8,131.17
	206	Options Exercised	$27.00	$5,562.00
06/04/2017	37	Options Exercised	$20.69	$765.53
	38	Options Exercised	$27.00	$1,026.00
06/12/2017	1,125	Options Exercised	$12.00	$13,500.00
	641	Options Exercised	$13.00	$8,333.00
	590	Options Exercised	$13.50	$7,965.00
	610	Options Exercised	$20.69	$12,620.90
	133	Options Exercised	$22.35	$2,972.55
	1,082	Options Exercised	$27.00	$29,214.00
	400	Options Exercised	$31.38	$12,552.00
06/14/2017	47,887	Options Exercised	$10.00	$478,870.00
06/16/2017	184	Options Exercised	$12.00	$2,208.00

Date of Sale	Number of Shares of Common Stock Sold	Type of Issuance	Price Per Share	Aggregate Price
	58	Options Exercised	$13.00	$754.00
	61	Options Exercised	$13.50	$823.50
	63	Options Exercised	$20.69	$1,303.47
	68	Options Exercised	$27.00	$1,836.00
06/21/2017	500	Options Exercised	$13.50	$6,750.00
	41	Options Exercised	$20.69	$848.29
	138	Options Exercised	$27.00	$3,726.00

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM	6. EXHIBITS

Exhibit No.	Description

3.1*	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated May 25, 2017

10.1*	Commencement Agreement, dated May 15, 2017

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

August 9, 2017	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated May 25, 2017

10.1*	Commencement Agreement, dated May 15, 2017

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith