Form 10-Q
period 2017-09-30
Franklin Financial Network Inc.
filed 2017-11-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 7, 2017, was 13,215,564.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from financial institutions	$155,842	$90,927
Certificates of deposit at other financial institutions	2,365	1,055
Securities available for sale	980,737	754,755
Securities held to maturity (fair value 2017—$220,089 and 2016—$227,892)	217,312	228,894
Loans held for sale, at fair value	11,823	23,699
Loans	2,115,930	1,773,592
Allowance for loan losses	(19,944)	(16,553)

Net loans	2,095,986	1,757,039

Restricted equity securities, at cost	18,472	11,843
Premises and equipment, net	11,217	9,551
Accrued interest receivable	11,156	9,931
Bank owned life insurance	23,732	23,267
Deferred tax asset	13,592	15,013
Foreclosed assets	1,503	—
Servicing rights, net	3,639	3,621
Goodwill	9,124	9,124
Core deposit intangible, net	1,117	1,480
Other assets	7,663	2,990

Total assets	$3,565,278	$2,943,189

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$257,177	$233,781
Interest bearing	2,567,648	2,158,037

Total deposits	2,824,825	2,391,818
Federal Home Loan Bank advances	337,000	132,000
Federal funds purchased and repurchase agreements	32,862	83,301
Subordinated notes, net	58,470	58,337
Accrued interest payable	2,597	1,924
Other liabilities	5,827	5,448

Total liabilities	3,261,581	2,672,828
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, no par value: 30,000,000 and 20,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 13,209,055 and 13,036,954 issued at September 30, 2017 and December 31, 2016, respectively	221,642	218,354
Retained earnings	85,075	59,386
Accumulated other comprehensive loss	(3,123)	(7,482)

Total shareholders’ equity	303,594	270,258
Noncontrolling interest in consolidated subsidiary	103	103

Total equity	$303,697	$270,361

Total liabilities and equity	$3,565,278	$2,943,189

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income and dividends
Loans, including fees	$25,973	$20,192	$73,195	$56,864
Securities:
Taxable	5,041	3,889	16,358	11,402
Tax-Exempt	2,217	1,457	6,449	3,776
Dividends on restricted equity securities	269	133	663	354
Federal funds sold and other	280	53	667	175

Total interest income	33,780	25,724	97,332	72,571

Interest expense
Deposits	7,311	3,683	19,118	10,118
Federal funds purchased and repurchase agreements	92	69	309	237
Federal Home Loan Bank advances	968	215	2,228	511
Subordinated notes and other borrowings	1,083	1,082	3,239	1,820

Total interest expense	9,454	5,049	24,894	12,686

Net interest income	24,326	20,675	72,438	59,885
Provision for loan losses	590	1,392	3,018	4,095

Net interest income after provision for loan losses	23,736	19,283	69,420	55,790

Noninterest income
Service charges on deposit accounts	39	44	114	139
Other service charges and fees	787	845	2,297	2,245
Net gains on sale of loans	1,517	2,942	5,918	6,859
Wealth management	643	446	1,884	1,343
Loan servicing fees, net	70	(40)	230	(2)
Gain on sale or call of securities	350	430	470	1,535
Net (loss) gain on sale of foreclosed assets	(16)	30	(10)	36
Other	179	179	554	432

Total noninterest income	3,569	4,876	11,457	12,587

Noninterest expense
Salaries and employee benefits	9,011	7,979	26,172	22,099
Occupancy and equipment	2,399	2,001	6,689	5,563
FDIC assessment expense	900	570	2,675	1,388
Marketing	192	206	744	611
Professional fees	821	935	2,558	3,006
Amortization of core deposit intangible	115	138	363	431
Other	1,840	1,879	5,636	5,354

Total noninterest expense	15,278	13,708	44,837	38,542

Income before income tax expense	12,027	10,451	36,040	29,925
Income tax expense	3,138	3,314	10,343	9,047

Net income	8,889	7,137	25,697	20,878
Earnings attributable to noncontrolling interest	—	—	(8)	—
Dividends paid on Series A preferred stock	—	—	—	(23)

Net income available to common shareholders	$8,889	$7,137	$25,689	$20,855

Earnings per share:
Basic	$0.67	$0.67	$1.96	$1.96
Diluted	0.65	0.63	1.86	1.84

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,889	$7,137	$25,697	$20,878
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during the period	1,610	(3,664)	7,641	13,910
Reclassification adjustment for gains included in net income	(350)	(430)	(470)	(1,535)

Net unrealized gains (losses)	1,260	(4,094)	7,171	12,375
Tax effect	(494)	1,606	(2,812)	(4,854)

Total other comprehensive income (loss)	766	(2,488)	4,359	7,521

Comprehensive income	$9,655	$4,649	$30,056	$28,399

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

					Accumulated Other
	Preferred	Common Stock		Retained	Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$—	$188,816
Exercise of common stock options, net	—	152,003	1,357			—	1,357
Exercise of common stock warrants	—	6,575	79			—	79
Redemption of Series A preferred stock	(10,000)	—	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	—	(23)
Stock based compensation expense, net of restricted share forfeitures	—	34,480	1,201	—	—	—	1,201
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	(6,952)	(185)	—	—	—	(185)
Net income	—	—	—	20,878	—	—	20,878
Other comprehensive income	—	—	—	—	7,521	—	7,521

Balance at September 30, 2016	$—	10,757,483	$150,236	$52,207	$7,201	—	$209,644

Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	103	$270,361
Exercise of common stock options, net	—	138,007	1,361	—	—	—	1,361
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Stock based compensation expense, net of restricted share forfeitures	—	26,718	1,970	—	—	—	1,970
Stock issued (divestment) in conjunction with 401(k) employer match, net of distributions	—	(5,085)	(193)	—	—	—	(193)
Earnings attributable to noncontrolling interest	—	—	—	(8)	—	—	(8)
Net income	—	—	—	25,697	—	—	25,697
Other comprehensive income	—	—	—	—	4,359	—	4,359

Balance at September 30, 2017	$—	13,209,055	$221,642	$85,075	$(3,123)	$103	$303,697

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$25,697	$20,878
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,118	986
Accretion of purchase accounting adjustments	(873)	(488)
Net amortization of securities	7,654	5,428
Amortization of loan servicing right asset	721	905
Amortization of core deposit intangible	363	431
Amortization of debt issuance costs	133	79
Provision for loan losses	3,018	4,095
Deferred income tax benefit	(1,394)	(1,015)
Origination of loans held for sale	(270,876)	(260,598)
Proceeds from sale of loans held for sale	290,669	253,701
Net gain on sale of loans	(5,918)	(6,859)
Gain on sale of available for sale securities	(470)	(1,535)
Income from bank owned life insurance	(465)	(486)
Net loss/(gain) on foreclosed assets	10	(36)
Loss on sale of assets held for sale	—	98
Stock-based compensation	1,970	1,201
Compensation expense related to common stock issued to 401(k) plan	—	404
Deferred gain on sale of loans	(58)	(46)
Net change in:
Accrued interest receivable and other assets	(5,949)	(1,033)
Accrued interest payable and other liabilities	1,120	2,261

Net cash from operating activities	46,470	18,371
Cash flows from investing activities
Securities available for sale :
Sales	122,837	74,203
Purchases	(455,700)	(223,432)
Maturities, prepayments and calls	108,339	64,502
Securities held to maturity :
Purchases	(1,996)	(92,646)
Maturities, prepayments and calls	12,110	14,088
Net change in loans	(346,595)	(349,944)
Proceeds from sale of assets held for sale	—	1,542
Purchase of restricted equity securities	(6,629)	(3,831)
Proceeds from sale of foreclosed assets	1,330	336
Purchases of premises and equipment, net	(2,784)	(2,142)
Capitalization of foreclosed assets	(35)	—
Increase in certificates of deposits at other financial institutions	(1,310)	(805)

Net cash from investing activities	(570,433)	(518,129)
Cash flows from financing activities
Increase in deposits	433,007	403,915
Decrease in federal funds purchased and repurchase agreements	(50,439)	(55,243)
Proceeds from Federal Home Loan Bank advances	370,000	305,000
Repayment of Federal Home Loan Bank advances	(165,000)	(200,000)
Proceeds from other borrowings	—	10,000
Repayment of other borrowings	—	(10,000)
Proceeds from issuance of subordinated notes, net of issuance costs	—	58,213
Proceeds from exercise of common stock warrants	150	79
Proceeds from exercise of common stock options	1,361	1,357
Divestment of common stock issued to 401(k) plan	(193)	(185)
Redemption of Series A preferred stock	—	(10,000)
Dividends paid on preferred stock	—	(23)
Earnings attributable to noncontrolling interest	(8)	—

Net cash from financing activities	588,878	503,113

Net change in cash and cash equivalents	64,915	3,355
Cash and cash equivalents at beginning of period	90,927	52,394

Cash and cash equivalents at end of period	$155,842	$55,749

Supplemental information:
Interest paid	$24,221	$11,931
Income taxes paid	12,380	9,650
Non-cash supplemental information:
Transfers from loans to foreclosed assets	$2,818	$—
Transfers from loans to loans held for sale	2,685	—

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

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government sponsored entities and agencies	$20,147	$—	$(65)	$20,082
Mortgage-backed securities: residential	729,014	1,113	(5,460)	724,667
Mortgage-backed securities: commercial	15,675	—	(65)	15,610
State and political subdivisions	161,223	2,197	(2,855)	160,565
U.S Treasury bills	59,816	1	(4)	59,813

Total	$985,875	$3,311	$(8,449)	$980,737

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Mortgage-backed securities: residential	$614,344	$949	$(8,208)	$607,085
Mortgage-backed securities: commercial	19,439	27	(132)	19,334
State and political subdivisions	133,280	238	(5,182)	128,336

Total	$767,063	$1,214	$(13,522)	$754,755

The amortized cost and fair value of the securities held to maturity portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2017
Mortgage backed securities: residential	$95,560	$354	$(1,502)	$94,412
State and political subdivisions	121,752	3,957	(32)	125,677

Total	$217,312	$4,311	$(1,534)	$220,089

	Gross Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2016
U.S. government sponsored entities and agencies	$203	$6	$—	$209
Mortgage backed securities: residential	106,169	328	(2,343)	104,154
State and political subdivisions	122,522	1,214	(207)	123,529

Total	$228,894	$1,548	$(2,550)	$227,892

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$61,647	$11,939	$122,837	$74,203
Gross gains	414	430	659	1,920
Gross losses	(64)	—	(189)	(385)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2017
	Amortized Cost	Fair Value
Available for sale
One year or less	$74,815	$74,800
Over one year through five years	20,147	20,082
Over five years through ten years	4,681	4,811
Over ten years	141,543	140,767
Mortgage-backed securities: residential	729,014	724,667
Mortgage-backed securities: commercial	15,675	15,610

Total	$985,875	$980,737

Held to maturity
Over one year through five years	$1,607	$1,665
Over five years through ten years	6,322	6,496
Over ten years	113,823	117,516
Mortgage-backed securities: residential	95,560	94,412

Total	$217,312	$220,089

Securities pledged at September 30, 2017 and December 31, 2016 had a carrying amount of $944,463 and $808,224, respectively, and were pledged to secure public deposits and repurchase agreements.

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available for sale
U.S. government sponsored entities and agencies	$20,082	$(65)	$—	$—	$20,082	$(65)
Mortgage-backed securities: Residential	369,300	(2,279)	130,043	(3,181)	499,343	(5,460)
Mortgage-backed securities: Commercial	15,610	(65)	—	—	15,610	(65)
State and political subdivisions	22,134	(82)	61,297	(2,773)	83,431	(2,855)
U.S. Treasury bills	19,827	(4)	—	—	19,827	(4)

Total available for sale	$446,953	$(2,495)	$191,340	$(5,954)	$638,293	$(8,449)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$25,405	$(335)	$55,224	$(1,167)	$80,629	$(1,502)
State and political subdivisions	263	(1)	1,154	(31)	1,417	(32)

Total held to maturity	$25,668	$(336)	$56,378	$(1,198)	$82,046	$(1,534)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale
Mortgage-backed securities: residential	$465,416	$(7,833)	$9,907	$(375)	$475,323	$(8,208)
Mortgage-backed securities: commercial	15,752	(132)	—	—	15,752	(132)
State and political subdivisions	100,020	(5,182)	—	—	100,020	(5,182)

Total available for sale	$581,188	$(13,147)	$9,907	$(375)	$591,095	$(13,522)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$89,523	$(2,244)	$3,025	$(99)	$92,548	$(2,343)
State and political subdivisions	18,907	(207)	—	—	18,907	(207)

Total held to maturity	$108,430	$(2,451)	$3,025	$(99)	$111,455	$(2,550)

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

NOTE 3—LOANS

Loans at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Loans that are not PCI loans
Construction and land development	$514,934	$489,562
Commercial real estate:
Nonfarm, nonresidential	565,536	458,569
Other	33,310	38,571
Residential real estate:
Closed-end 1-4 family	373,536	254,474
Other	158,577	150,515
Commercial and industrial	464,747	376,476
Consumer and other	3,933	3,359

Loans before net deferred loan fees	2,114,573	1,771,526
Deferred loan fees, net	(1,201)	(793)

Total loans that are not PCI loans	2,113,372	1,770,733
Total PCI loans	2,558	2,859
Allowance for loan losses	(19,944)	(16,553)

Total loans, net of allowance for loan losses	$2,095,986	$1,757,039

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended September 30, 2017 and 2016:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689
Provision for loan losses	(507)	212	169	707	9	590
Loans charged-off	—	—	—	(9)	(11)	(20)
Recoveries	668	—	14	—	3	685

Total ending allowance balance	$3,957	$5,223	$3,122	$7,592	$50	$19,944

Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$3,624	$3,865	$2,060	$4,655	$49	$14,253
Provision for loan losses	427	43	451	455	16	1,392
Loans charged-off	(11)	—	(40)	—	(19)	(70)
Recoveries	—	—	13	—	2	15

Total ending allowance balance	$4,040	$3,908	$2,484	$5,110	$48	$15,590

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2017 and 2016:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	(487)	957	687	1,833	28	3,018
Loans charged-off	—	—	(1)	(309)	(36)	(346)
Recoveries	668	—	38	—	13	719

Total ending allowance balance	$3,957	$5,223	$3,122	$7,592	$50	$19,944

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	865	762	609	1,817	42	4,095
Loans charged-off	(11)	—	(39)	(65)	(35)	(150)
Recoveries	—	—	53	—	5	58

Total ending allowance balance	$4,040	$3,908	$2,484	$5,110	$48	$15,590

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,011	$—	$1,011
Collectively evaluated for impairment	3,957	5,223	3,122	6,581	50	18,933
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,957	$5,223	$3,122	$7,592	$50	$19,944

Loans:
Individually evaluated for impairment	$—	$—	$116	$3,090	$—	$3,206
Collectively evaluated for impairment	514,934	598,846	531,997	461,657	3,933	2,111,367
Purchased credit-impaired loans	—	387	182	1,989	—	2,558

Total ending loans balance	$514,934	$599,233	$532,295	$466,736	$3,933	$2,117,131

December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,024	$—	$1,024
Collectively evaluated for impairment	3,776	4,266	2,398	5,044	45	15,529
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

Loans:
Individually evaluated for impairment	$1,275	$2,836	$2,190	$3,608	$—	$9,909
Collectively evaluated for impairment	488,287	494,304	402,799	372,868	3,359	1,761,617
Purchased credit-impaired loans	—	394	496	1,969	—	2,859

Total ending loans balance	$489,562	$497,534	$405,485	$378,445	$3,359	$1,774,385

Loans collectively evaluated for impairment reported at September 30, 2017 include certain acquired loans. At September 30, 2017, these non-PCI loans had a carrying value of $57,663, comprised of contractually unpaid principal totaling $59,227 and discounts totaling $1,564. Management evaluated these loans for credit deterioration since acquisition and determined that $11 in allowance for loan losses was necessary at September 30, 2017. As of December 31, 2016, these non-PCI loans had a carrying value of $72,367, comprised of contractually unpaid principal totaling $74,373 and discounts totaling $2,006. Management evaluated these loans for credit deterioration since acquisition and determined that a $23 allowance for loan losses was necessary at December 31, 2016.

The following table presents information related to impaired loans by class of loans as of September 30, 2017 and December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2017
With no allowance recorded:
Construction and land development	$—	$—	$—
Commercial real estate:
Nonfarm, nonresidential	—	—	—
Residential real estate:
Closed-end 1-4 family	—	—	—
Other	116	116	—
Commercial and industrial	92	92	—
Consumer and other	—	—	—

Subtotal	208	208	—
With an allowance recorded:
Commercial and industrial	2,998	2,998	1,011

Subtotal	2,998	2,998	1,011

Total	$3,206	$3,206	$1,011

December 31, 2016
With no allowance recorded:
Construction and land development	$1,275	$1,275	$—
Commercial real estate:
Nonfarm, nonresidential	4,423	2,836	—
Residential real estate:
Closed-end 1-4 family	2,069	2,069	—
Other	121	121	—
Commercial and industrial	934	934	—

Subtotal	8,822	7,235	—

With an allowance recorded:
Commercial and industrial	2,864	2,674	1,024

Subtotal	2,864	2,674	1,024

Total	$11,686	$9,909	$1,024

The following table presents the average recorded investment of impaired loans by class of loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Recorded Investment	2017	2016	2017	2016
With no allowance recorded:
Construction and land development	$1,348	$—	$1,199	$340
Commercial real estate:
Nonfarm, nonresidential	812	1,427	2,394	1,307
Residential real estate:
Closed-end 1-4 family	112	451	863	533
Other	199	837	245	768
Commercial and industrial	499	46	657	110
Consumer and other	—	—	1	10

Subtotal	2,970	2,761	5,359	3,068

With an allowance recorded:
Commercial and industrial	$2,998	$490	$2,820	$247
Residential real estate:
Closed-end 1-4 family	—	70	—	23

Subtotal	2,998	560	2,820	270

Total	$5,968	$3,321	$8,179	$3,338

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and nine months ended September 30, 2017 and 2016.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016:

	Nonaccrual	Loans Past Due Over 90 Days
September 30, 2017
Residential real estate:
Closed-end 1-4 family	$—	$262
Other	116	—
Commercial and industrial	2,466	16

Total	$2,582	$278

December 31, 2016
Construction and land development	$—	$1,950
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	—	452
Other	121	—
Commercial and industrial	2,674	150

Total	$3,630	$2,552

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Loans Not Past Due	PCI Loans	Total
September 30, 2017
Construction and land development	$1,370	$—	$—	$—	$1,370	$513,564	$—	$514,934
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	—	565,536	387	565,923
Other	—	—	—	—	—	33,310	—	33,310
Residential real estate:
Closed-end 1-4 family	939	1,007	262	—	2,208	371,328	182	373,718
Other	150	—	—	116	266	158,311	—	158,577
Commercial and industrial	511	301	16	2,466	3,294	461,453	1,989	466,736
Consumer and other	5	—	—	—	5	3,928	—	3,933

	$2,975	$1,308	$278	$2,582	$7,143	$2,107,430	$2,558	$2,117,131

December 31, 2016
Construction and land development	$380	$—	$1,950	$—	$2,330	$487,232	$—	$489,562
Commercial real estate:
Nonfarm, nonresidential	664	—	—	835	1,499	457,070	394	458,963
Other	—	—	—	—	—	38,571	—	38,571
Residential real estate:
Closed-end 1-4 family	428	10	452	—	890	253,584	496	254,970
Other	231	—	—	121	352	150,163	—	150,515
Commercial and industrial	155	39	150	2,674	3,018	373,458	1,969	378,445
Consumer and other	—	—	—		—	3,359	—	3,359

	$1,858	$49	$2,552	$3,630	$8,089	$1,763,437	$2,859	$1,774,385

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Total
September 30, 2017
Construction and land development	$512,912	$—	$2,022	$514,934
Commercial real estate:
Nonfarm, nonresidential	548,792	12,322	4,809	565,923
Other	32,927	—	383	33,310
Residential real estate:
Closed-end 1-4 family	371,149	—	2,569	373,718
Other	156,820	—	1,757	158,577
Commercial and industrial	445,736	12,649	8,351	466,736
Consumer and other	3,928	5	—	3,933

	$2,072,264	$24,976	$19,891	$2,117,131

	Pass	Special Mention	Substandard	Total
December 31, 2016
Construction and land development	$488,287	$—	$1,275	$489,562
Commercial real estate:
Nonfarm, nonresidential	449,373	1,847	7,743	458,963
Other	38,571	—	—	38,571
Residential real estate:
1-4 family	251,919	—	3,051	254,970
Other	149,504	—	1,011	150,515
Commercial and industrial	373,243	—	5,202	378,445
Consumer and other	3,359	—	—	3,359

	$1,754,256	$1,847	$18,282	$1,774,385

Troubled Debt Restructurings

As of both September 30, 2017 and December 31, 2016, the Company’s loan portfolio contains one loan that has been modified in a troubled debt restructuring with a balance of $608 and $698, respectively.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$506,345	$499,385
Other	4,662	2,954

The components of net loan servicing fees for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loan servicing fees, net:
Loan servicing fees	$312	$309	$951	$903
Amortization of loan servicing fees	(242)	(349)	(721)	(905)
Change in impairment	—	—	—	—

Total	$70	$(40)	$230	$(2)

The fair value of servicing rights was estimated by management to be approximately $4,916 at September 30, 2017. Fair value for September 30, 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%. At December 31, 2016, the fair value of servicing rights was estimated by management to be approximately $5,015. Fair value for December 31, 2016 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At September 30, 2017 and December 31, 2016, these short-term borrowings totaled $32,862 and $36,496, respectively, and were secured by securities with carrying amounts of $41,279 and $41,136, respectively. At September 30, 2017, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of September 30, 2017:

As of September 30, 2017	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$651	$41,921	$42,572
Borrowings related to pledged amounts	$—	$32,862	$32,862
Market value pledged as a % of borrowings	—%	128%	130%

The following table provides additional details as of December 31, 2016:

As of December 31, 2016	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$209	$117	$41,330	$41,656
Borrowings related to pledged amounts	$—	$—	$36,496	$36,496
Market value pledged as a % of borrowings	—%	—%	113%	114%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allowed the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance, and they expired on March 30, 2017. The warrants were detachable from the common stock. There were 12,461 and 6,575 warrants exercised during the nine months ended September 30, 2017 and 2016, respectively. A summary of the stock warrant activity for the nine months ended September 30, 2017 and 2016 follows:

	September 30, 2017	September 30, 2016
Stock warrants exercised:
Intrinsic value of warrants exercised	$329	$136
Cash received from warrants exercised	150	79

The warrants expired on March 30, 2017; therefore at September 30, 2017, there were no outstanding warrants associated with the 2010 offering.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $735 and $406 and $1,970 and $1,201 for the three and nine months ended September 30, 2017 and 2016, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $261 and $711 for the three and nine months ended September 30, 2017. The total income tax benefit for the three and nine months ended September 30, 2016 was $107 and $616, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provides for authorized shares up to 4,000,000. At September 30, 2017, there were 1,960,041 authorized shares available for issuance under the 2007 Plan, although the Company has ceased issuing awards under the 2007 Plan.

The 2007 Plan provides that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, a new equity incentive plan, the 2017 Omnibus Equity Incentive Plan. The Company’s shareholders approved the 2017 Omnibus Equity Incentive Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Omnibus Equity Incentive Plan are substantially similar to the terms of the 2007 Omnibus Equity Incentive Plan it was intended to replace. The 2017 Omnibus Equity Incentive Plan provides for authorized shares up to 5,000,000. At September 30, 2017, there were 4,762,750 authorized shares available for issuance under the 2017 Omnibus Equity Incentive Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	September 30, 2017	September 30, 2016
Risk-free interest rate	2.16%	1.60%
Expected term	6.8 years	7.5 years
Expected stock price volatility	32.32%	30.09%
Dividend yield	0.03%	0.24%

The weighted average fair value of options granted for the nine months ended September 30, 2017 and 2016 were $14.51 and $9.78, respectively.

A summary of the activity in the plans for the nine months ended September 30, 2017 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,395,016	$16.70	6.39	$35,090
Granted	267,195	38.04
Exercised	(146,944)	11.73
Forfeited, expired, or cancelled	(3,113)	25.37

Outstanding at period end	1,512,154	$20.93	6.65	$22,256

Vested or expected to vest	1,436,546	$20.93	6.65	$21,143
Exercisable at period end	787,451	$13.43	4.96	$17,498

	For the nine months ended September 30,
	2017	2016
Stock options exercised:
Intrinsic value of options exercised	$4,141	$3,463
Cash received from options exercised	1,361	1,357
Tax benefit realized from option exercises	406	522

As of September 30, 2017, there was $6,054 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of activity for non-vested restricted share awards for the nine months ended September 30, 2017 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2016	106,458	$19.81
Granted	27,282	37.35
Vested	(36,767)	18.22
Forfeited	(564)	28.66

Non-vested at September 30, 2017	96,409	$25.32

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2017, there was $2,080 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the nine months ended September 30, 2017 and 2016 was $1,457 and $974, respectively.

The total income tax benefit realized from the vesting of restricted stock was $215 and $4 and $305 and $170 for the three and nine months ended September 30, 2017 and 2016, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of September 30, 2017, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of September 30, 2017 and December 31, 2016 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Company common equity Tier 1 capital to risk-weighted assets	$293,004	11.58%	$113,908	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$371,510	14.68%	$202,502	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$293,004	11.58%	$151,877	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$293,004	8.58%	$136,609	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$347,043	13.71%	$113,901	4.50%	$164,523	6.50%
Bank Total Capital to risk weighted assets	$367,079	14.50%	$202,490	8.00%	$253,112	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$347,043	13.71%	$151,867	6.00%	$202,490	8.00%
Bank Tier 1 (Core) Capital to average assets	$347,043	10.17%	$136,511	4.00%	$170,639	5.00%
December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	$20,082	$—
Mortgage-backed securities-residential	—	724,667	—
Mortgage-backed securities-commercial	—	15,610	—
State and political subdivisions	—	160,565	—
U.S. Treasury bills	—	59,813	—

Total securities available for sale	$—	$980,737	$—

Loans held for sale	$—	$11,823	$—

Mortgage banking derivatives	$—	$501	$—

Financial Liabilities
Mortgage banking derivatives	$—	$(88)	$—

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
Mortgage-backed securities-residential	$—	$607,085	$—
Mortgage-backed securities-commercial	—	19,334	—
State and political subdivisions	—	128,336	—

Total securities available for sale	$—	$754,755	$—

Loans held for sale	$—	$23,699	$—

Mortgage banking derivatives	$—	$229	$—

Financial Liabilities
Mortgage banking derivatives	$—	$(66)	$—

As of September 30, 2017, the unpaid principal balance of loans held for sale was $11,524 resulting in an unrealized gain of $299 included in gains on sale of loans. As of December 31, 2016, the unpaid principal balance of loans held for sale was $23,457, resulting in an unrealized gain of $242 included in gains on sale of loans. For the three months ended September 30, 2017 and 2016, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $(48) and $326, respectively. For the nine months ended September 30, 2017 and 2016, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $57 and $558, respectively. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2017 and December 31, 2016.

There were no transfers between level 1 and 2 during 2017 or 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

There were two collateral-dependent commercial and industrial impaired loans carried at fair value of $1,987 as of September 30, 2017 and one collateral-dependent commercial and industrial impaired loan carried at fair value of $1,650 as of December 31, 2016. For the three and nine months ended September 30, 2017, there was no additional provision for loan losses recorded related to impaired loans recorded at fair value of collateral. For the three and nine months ended September 30, 2016, $115 additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,503 as of September 30, 2017 and $0 as of December 31, 2016. The foreclosed property was previously collateral for a commercial real estate loan. There were no properties at September 30, 2017 or 2016 that had required write-downs to fair value resulting in no write downs for the three and nine months ended September 30, 2017 and 2016, respectively.

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	Carrying Amount	Fair Value Measurements at September 30, 2017 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$155,842	$155,842	$—	$—	$155,842
Certificates of deposit held at other financial institutions	2,365	—	2,365	—	2,365
Securities available for sale	980,737	—	980,737	—	980,737
Securities held to maturity	217,312	—	220,089	—	220,089
Loans held for sale	11,823	—	11,823	—	11,823
Net loans	2,115,930	—	—	2,074,102	2,074,102
Restricted equity securities	18,472	n/a	n/a	n/a	n/a
Servicing rights, net	3,639	—	—	4,916	4,916
Mortgage banking derivative assets	501	—	501	—	—
Accrued interest receivable	11,156	(13)	5,603	5,566	11,156
Financial liabilities
Deposits	$2,824,825	$1,438,459	$1,352,945	$—	$2,791,404
Repurchase agreements	32,862	—	32,862	—	32,862
Federal Home Loan Bank advances	337,000	—	355,910	—	355,910
Subordinated notes, net	58,470	—	—	61,576	61,576
Mortgage banking derivative liabilities	(88)	—	(88)	—	—
Accrued interest payable	2,597	35	2,212	350	2,597

	Carrying Amount	Fair Value Measurements at December 31, 2016 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,927	$90,927	$—	$—	$90,927
Certificates of deposit held at other financial institutions	1,055	—	1,055	—	1,055
Securities available for sale	754,755	—	754,755	—	754,755
Securities held to maturity	228,894	—	227,892	—	227,892
Loans held for sale	23,699	—	23,699	—	23,699
Net loans	1,757,039	—	—	1,727,188	1,727,188
Restricted equity securities	11,843	n/a	n/a	n/a	n/a
Servicing rights, net	3,621	—	—	5,015	5,015
Mortgage banking derivative assets	229	—	229	—	—
Accrued interest receivable	9,931	—	5,172	4,759	9,931
Financial liabilities
Deposits	$2,391,818	$1,551,461	$836,444	$—	$2,387,905
Federal funds purchased and repurchase agreements	83,301	—	83,301	—	83,301
Federal Home Loan Bank advances	132,000	—	131,098	—	131,098
Subordinated notes, net	58,337	—	—	61,762	61,762
Mortgage banking derivative liabilities	(66)	—	(66)	—	—
Accrued interest payable	1,924	154	1,075	695	1,924

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Net income available to common shareholders	$8,889	$7,137	$25,689	$20,855
Less: earnings allocated to participating securities	(66)	(70)	(206)	(219)

Net income allocated to common shareholders	$8,823	$7,067	$25,483	$20,636

Weighted average common shares outstanding including participating securities	13,188,761	10,721,253	13,119,170	10,652,223
Less: Participating securities	(97,842)	(105,343)	(105,350)	(111,937)

Average shares	13,090,919	10,615,910	13,013,820	10,540,286

Basic earnings per common share	$0.67	$0.67	$1.96	$1.96

Diluted
Net income allocated to common shareholders	$8,823	$7,067	$25,483	$20,636
Weighted average common shares outstanding for basic earnings per common share	13,090,919	10,615,910	13,013,820	10,540,286
Add: Dilutive effects of assumed exercises of stock options	584,778	668,674	662,890	652,272
Add: Dilutive effects of assumed exercises of stock warrants	—	13,370	2,104	12,937

Average shares and dilutive potential common shares	13,675,697	11,297,954	13,678,814	11,205,495

Diluted earnings per common share	$0.65	$0.63	$1.86	$1.84

For the three months ended September 30, 2017 and 2016, stock options for 352,042 and 272,087 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 254,204 and 151,544 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2017 and 2016 because they were antidilutive.

NOTE 10—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,470 and $58,337 at September 30, 2017 and at December 31, 2016, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended September 30, 2017 and 2016, amortization of issuance costs has amounted to $45 for both periods. For the nine months ended September 30, 2017 and 2016, amortization of issuance costs has amounted to $133 and $79, respectively.

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest payment frequency through year five*	Semiannually	Semiannually
Interest payment frequency after five years*	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency after five years	Quarterly	Quarterly

*	The Company currently may not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Through September 30, 2017 all interest payments have been made in accordance with the terms of the agreements.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards are to be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share excludes the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits are classified along with other income tax cash flows as an operating activity rather than as a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changed the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt this ASU in the fourth quarter of 2016, effective as of January 1, 2016. The adoption of this ASU decreased income tax expense for the nine months ended September 30, 2016 by $616 and increased diluted earnings per share by $0.04. The adoption of this ASU also impacted previously reported quarterly earnings and earnings per share in the third quarter of 2016 by decreasing income tax expense by $107 and increasing diluted earnings per share by $0.01.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the FASB ASC, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Most of the Company’s revenues come from financial instruments, like loans, investment securities and other financial instruments which are not included in the scope of this ASU. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, gains/losses on the sale of OREO and wealth management income, is not expected to change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Management has not yet determined the impact that adoption of this guidance will have on the Company’s financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering data to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and early application is permitted in any interim period after issuance of the Update. The Company currently does not have any hedging activities that would be subject to this Update; however, management may consider hedging activities in the future. Adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $8,889 and $25,697 for the three and nine months ended September 30, 2017, respectively, compared to $7,137 and $20,878 for the three and nine months ended September 30, 2016, respectively. After earnings attributable to noncontrolling interest and after the payment of preferred dividends on the shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the United States Department of the Treasury (“Treasury”) pursuant to the Small Business Lending Fund (“SBLF”), the Company’s net earnings available to common shareholders for the three and nine months ended September 30, 2017 was $8,889 and $25,689, respectively, compared to $7,137 and $20,855 for the three and nine months ended September 30, 2016, respectively. The primary reason for the increase in net earnings available to common shareholders for the three and nine months ended September 30, 2017 was increased interest income on loans and investment securities compared with the same periods in 2016. The increase in loans was due to significant organic growth. The growth in the securities portfolio is primarily attributable to the Company’s leverage program to utilize proceeds received from capital raised during the fourth quarter of 2016.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and nine months ended September 30, 2017, totaled $24,326 and $72,438, respectively, compared to $20,675 and $59,885 for the same periods in 2016, an increase of $3,651 and $12,553, or 17.7% and 21.0%, between the respective periods. For the three and nine months ended September 30, 2017, interest income increased $8,056 and $24,761, or 31.3% and 34.1%, respectively, compared with the same periods in 2016, due to growth in both the loan and investment securities portfolios. For the three and nine months ended September 30, 2017, interest expense increased $4,405 and $12,208, or 87.2% and 96.2%, respectively, compared with the same periods in 2016, as a result of increases in interest-bearing deposits, Federal Home Loan Bank (“FHLB”) advances and subordinated notes.

Interest-earning assets averaged $3,351,421 and $2,576,294 during the three months ended September 30, 2017 and 2016, respectively, an increase of $775,127, or 30.1%. This increase was due to growth in all types of interest-earning assets, but the largest growth occurred in loans and investment securities. Average loans increased 26.5%, and investment securities increased 31.8%, when comparing the three months ended September 30, 2017 with the same period in 2016. When comparing the three months ended September 30, 2017 and 2016, the yield on average interest earning assets, adjusted for tax equivalent yield, increased five basis points in 2017 to 4.17% compared to 4.12% for the same period during 2016. For the three months ended September 30, 2017, the tax equivalent yield on available for sale securities was 2.61%, and for the three months ended September 30, 2016, the tax equivalent yield on available for sale securities was 2.42%. For the three months ended September 30, 2017, the tax equivalent yield on held to maturity securities was 4.11%, and for the three months ended September 30, 2016, the tax equivalent yield on held to maturity securities was 3.75%. The primary driver for the increase in yields on securities for the three-month period ended September 30, 2017 was the volume of tax-exempt municipal securities purchased during the past 12 months, which increased tax equivalent yields when comparing the three-month period in 2017 with the same period in 2016.

Interest-bearing liabilities averaged $2,856,337 during the three months ended September 30, 2017, compared to $2,201,206 for the same period in 2016, an increase of $655,131, or 29.8%. Total average interest-bearing deposits grew $460,127, or 22.9%, including increases in average interest checking of $291,152 and average time deposits of $178,786 for the three-month period ended September 30, 2017, as compared to the same period during 2016. Rapid growth in the loan portfolio also resulted in an increase in average FHLB advances of $202,445 when comparing the three months ended September 30, 2017 with the same period in 2016.

For the three-month periods ended September 30, 2017 and 2016, the cost of average interest-bearing liabilities increased 40 basis points to 1.31% from 0.91%. The increase was due to rate increases in the cost of funds for interest-bearing deposits, FHLB advances and Federal funds purchased.

Interest-earning assets averaged $3,304,558 and $2,427,824 during the nine months ended September 30, 2017 and 2016, respectively, an increase of $876,734, or 36.1%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 28.6%, and investment securities increased 46.8%, when comparing the nine months ended September 30, 2017 with the same period in 2016. When comparing the nine months ended September 30, 2017 and 2016, the yield on average interest earning assets, adjusted for tax equivalent yield decreased 2 basis points to 4.11% in 2017 compared to 4.13% for the same period during 2016.

For the nine months ended September 30, 2017 and 2016, the tax equivalent yield on loans was 4.96% and 4.95% respectively. For the three months ended September 30, 2017 and 2016, the tax equivalent yield on loans was 5.03% and 4.96%, respectively. The primary driver for the increase in yields on loans for the three- and nine-month periods ended September 30, 2017 was an increase in loan interest rates when compared with the same periods in 2016.

For the nine months ended September 30, 2017, the tax equivalent yield on available for sale securities was 2.66%, and for the nine months ended September 30, 2016, the tax equivalent yield on available for sale securities was 2.48%. For the nine months ended September 30, 2017, the tax equivalent yield on held to maturity securities was 4.18%, and for the nine months ended September 30, 2016, the tax equivalent yield on held to maturity securities was 3.92%. The primary driver for the increase in yields on securities for the nine-month period ended September 30, 2017 was the volume of tax-exempt municipal securities purchased during the past 12 months, which increased tax equivalent yields when comparing the nine-month period in 2017 with the same period in 2016.

Interest-bearing liabilities averaged $2,839,188 during the nine months ended September 30, 2017, compared to $2,044,661 for the same period in 2016, an increase of $794,527, or 38.9%. Total average interest-bearing deposits grew $606,229, including increases in interest-bearing checking of $339,569 and average time deposits of $259,409 for the nine-month period ended September 30, 2017, as compared to the same period during 2016. Rapid growth in the loan portfolio also resulted in an increase in average FHLB advances of $167,137, and subordinated notes and other borrowings increased $25,516, when comparing the nine months ended September 30, 2017 with the same period in 2016.

For the nine-month periods ended September 30, 2017 and 2016, the cost of average interest-bearing liabilities increased 34 basis points from 0.83% to 1.17%. The increase was due to increases in the cost of funds from interest-bearing deposits, FHLB advances, Federal funds purchased and repurchase agreements.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2017 and 2016:

Average Balances—Yields & Rates(7)

(Dollars are in thousands)

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,049,575	$26,006	5.03%	$1,620,347	$20,219	4.96%
Securities available for sale(6)	972,988	6,405	2.61%	671,725	4,084	2.42%
Securities held to maturity(6)	220,313	2,283	4.11%	233,986	2,203	3.75%
Restricted equity securities	17,396	269	6.13%	10,372	133	5.10%
Certificates of deposit at other financial institutions	2,412	9	1.48%	941	4	1.69%
Federal funds sold and other(2)	88,737	271	1.21%	38,923	49	0.50%

TOTAL INTEREST EARNING ASSETS	$3,351,421	$35,243	4.17%	$2,576,294	$26,692	4.12%
Allowance for loan losses	(18,891)			(14,508)
All other assets	94,334			86,466

TOTAL ASSETS	$3,426,864			$2,648,252
LIABILITIES & EQUITY
Deposits:
Interest checking	$552,502	$1,285	0.92%	$261,350	$256	0.39%
Money market	604,416	1,703	1.12%	617,913	957	0.62%
Savings	54,921	42	0.30%	51,235	40	0.31%
Time deposits	1,259,452	4,281	1.35%	1,080,666	2,430	0.89%
Federal Home Loan Bank advances	289,228	968	1.33%	86,783	215	0.99%
Federal funds purchased and other(3)	37,374	92	0.98%	44,974	69	0.61%
Subordinated notes and other borrowings	58,444	1,083	7.35%	58,285	1,082	7.39%

TOTAL INTEREST BEARING LIABILITIES	$2,856,337	$9,454	1.31%	$2,201,206	$5,049	0.91%
Demand deposits	261,127			224,387
Other liabilities	11,312			16,650
Total equity	298,088			206,009

TOTAL LIABILITIES AND EQUITY	$3,426,864			$2,648,252
NET INTEREST SPREAD(4)			2.86%			3.21%
NET INTEREST INCOME		$25,789			$21,643
NET INTEREST MARGIN(5)			3.05%			3.34%

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$1,975,592	$73,274	4.96%	$1,535,894	$56,933	4.95%
Securities available for sale(6)	1,002,118	19,958	2.66%	641,270	11,917	2.48%
Securities held to maturity(6)	224,174	7,012	4.18%	194,326	5,698	3.92%
Restricted equity securities	15,830	663	5.60%	9,256	354	5.11%
Certificates of deposit at other financial institutions	2,178	24	1.47%	751	11	1.96%
Federal funds sold and other(2)	84,666	643	1.02%	46,327	164	0.47%

TOTAL INTEREST EARNING ASSETS	$3,304,558	$101,574	4.11%	$2,427,824	$75,077	4.13%
Allowance for loan losses	(18,182)			(13,179)
All other assets	92,425			41,988

TOTAL ASSETS	$3,378,801			$2,456,633
LIABILITIES & EQUITY
Deposits:
Interest checking	$631,582	$3,586	0.76%	$292,013	$853	0.39%
Money market	608,670	4,412	0.97%	608,341	2,767	0.61%
Savings	55,569	127	0.31%	48,647	121	0.33%
Time deposits	1,196,675	10,993	1.23%	937,266	6,377	0.91%
Federal Home Loan Bank advances	242,549	2,228	1.23%	75,412	511	0.91%
Federal funds purchased and other(3)	45,745	309	0.90%	50,100	237	0.63%
Subordinated notes and other borrowings	58,398	3,239	7.42%	32,882	1,820	7.39%

TOTAL INTEREST BEARING LIABILITIES	$2,839,188	$24,894	1.17%	$2,044,661	$12,686	0.83%
Demand deposits	246,675			200,981
Other liabilities	7,358			12,707
Total equity	285,580			198,284

TOTAL LIABILITIES AND EQUITY	$3,378,801			$2,456,633
NET INTEREST SPREAD(4)			2.94%			3.30%
NET INTEREST INCOME		$76,680			$62,391
NET INTEREST MARGIN(5)			3.10%			3.43%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended September 30, 2017 versus September 30, 2016
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,425	$362	$5,787
Securities available for sale	1,855	466	2,321
Securities held to maturity	(120)	200	80
Restricted equity securities	91	45	136
Certificates of deposit at other financial institutions	6	(1)	5
Federal funds sold and other	63	159	222

TOTAL INTEREST INCOME	$7,320	$1,231	$8,551

INTEREST EXPENSE
Deposits
Interest checking	$291	$738	$1,029
Money market accounts	(16)	762	746
Savings	3	(1)	2
Time deposits	391	1,460	1,851
Federal Home Loan Bank advances	505	248	753
Fed funds purchased and other borrowed funds	(12)	35	23
Subordinated Notes and other borrowings	7	(6)	1

TOTAL INTEREST EXPENSE	$1,169	$3,236	$4,405

NET INTEREST INCOME	$6,151	$(2,005)	$4,146

	Net change nine months ended September 30, 2017 versus September 30, 2016
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$16,193	$148	$16,341
Securities available for sale	6,692	1,349	8,041
Securities held to maturity	878	436	1,314
Restricted equity securities	251	58	309
Certificates of deposit at other financial institutions	21	(8)	13
Federal funds sold and other	131	348	479

TOTAL INTEREST INCOME	$24,166	$2,331	$26,497

INTEREST EXPENSE
Deposits
Interest checking	$985	$1,748	$2,733
Money market accounts	6	1,639	1,645
Savings	14	(8)	6
Time deposits	1,752	2,864	4,616
Federal Home Loan Bank advances	1,136	581	1,717
Fed funds purchased and other borrowed funds	(20)	92	72
Subordinated notes and other borrowings	1,406	13	1,419

TOTAL INTEREST EXPENSE	$5,279	$6,929	$12,208

NET INTEREST INCOME	$18,887	$(4,598)	$14,289

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

The provision for loan losses was $590 and $1,392 for the three months ended September 30, 2017 and 2016, respectively, and $3,018 and $4,095 for the nine months ended September 30, 2017 and 2016, respectively. The lower provision for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is based on the Company’s analysis of its allowance for loan losses which, based on the loan portfolio’s risk profile and comparatively less loan growth, required less provision be recorded. Nonperforming loans at September 30, 2017 totaled $2,860 compared to $6,182 at December 31, 2016, representing 0.1% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2017 was $3,569 and $11,457, respectively, compared to $4,876 and $12,587 for the same periods in 2016, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Service charges on deposit accounts	$39	$44	$(5)	(11.4%)
Other service charges and fees	787	845	(58)	(6.9%)
Net gains on sale of loans	1,517	2,942	(1,425)	(48.4%)
Wealth management	643	446	197	44.2%
Loan servicing fees, net	70	(40)	110	275.0%
Gain on sales of investment securities, net	350	430	(80)	(18.6%)
Net gain on foreclosed assets	(16)	30	(46)	(153.3%)
Other	179	179	—	—%

Total non-interest income	$3,569	$4,876	$(1,307)	(26.8%)

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Service charges on deposit accounts	$114	$139	$(25)	(18.0%)
Other service charges and fees	2,297	2,245	52	2.3%
Net gains on sale of loans	5,918	6,859	(941)	(13.7%)
Wealth management	1,884	1,343	541	40.3%
Loan servicing fees, net	230	(2)	232	11,600.0%
Gain on sales of investment securities, net	470	1,535	(1,065)	(69.4%)
Net gain on foreclosed assets	(10)	36	(46)	(127.8%)
Other	554	432	122	28.2%

Total non-interest income	$11,457	$12,587	$(1,130)	(9.0%)

Service charges on deposit accounts for the three and nine months ended September 30, 2017 decreased $5 and $25, or 11.4% and 18.0%, respectively, from the same periods in 2016. The decrease for the nine months ended September 30, 2017 was due to the Company’s waiving service charges on deposit accounts during March 2017 while the Company was going through a core system conversion.

Other service charges and fees for the three and nine months ended September 30, 2017 decreased $58 and increased $52, or 6.9% and 2.3%, respectively, from the same periods in 2016. The fluctuation for the nine months ended September 30, 2017 was due to a combination of increases and decreases, with the following types of fees having the largest fluctuation in the comparative periods: unused commitment fees ($108), ATM foreign surcharge fees ($42), and underwriting fees ($32).

Net gain on sale of loans decreased $1,425, or 48.4% and $941, or 13.7%, when comparing the three and nine months ended September 30, 2017 to the same period in 2016, respectively. The changes in both periods were due to the volume of loans sold and the margins related to the loans sold.

Wealth management income for the three and nine months ended September 30, 2017 increased $197 and $541, or 44.2% and 40.3%, respectively, in comparison with the same periods in 2016. The increase was attributed to the growth in the client base and assets under management in the wealth management division, as well as improvement in the stock markets. As a comparison, the Company had assets under management at September 30, 2017 and 2016 of $351,932 and $262,879, respectively.

Net loan servicing fees for the three and nine months ended September 30, 2017 increased $110 and $232, or 275.0% and 11,600.0%, respectively, in comparison with the same periods in 2016. The increase was attributed to the growth in the mortgage loans serviced and the related valuation increase of the mortgage servicing rights.

Net gain on sale of investment securities decreased $80 and $1,065, or 18.6% and 69.4%, respectively, when comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The decreases were primarily due to the gains on securities that were recognized in the third quarter of 2016, which were related to management selling a number of smaller securities to consolidate the number of securities carried in the portfolio, and selling securities of two municipalities whose credit rating had fallen below management’s credit score limit.

Other non-interest income remained consistent when comparing the three months ended September 30, 2017 with the same period in 2016 and increased by $122, or 28.2%, when comparing the nine months ended September 30, 2017 with the same period in 2016. The increase for the nine months ended September 30, 2017 is primarily attributed to the loss of $98 recorded on the sale of the Company’s real estate in downtown Murfreesboro, Tennessee during first quarter 2016.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2017 was $15,278 and $44,837, respectively, compared to $13,708 and $38,452 for the same periods in 2016, respectively. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Salaries and employee benefits	$9,011	$7,979	$1,032	12.9%
Occupancy and equipment	2,399	2,001	398	19.9%
FDIC assessment expense	900	570	330	57.9%
Marketing	192	206	(14)	(6.8%)
Professional fees	821	935	(114)	(12.2%)
Amortization of core deposit intangible	115	138	(23)	(16.7%)
Other	1,840	1,879	(39)	(2.1%)

Total non-interest expense	$15,278	$13,708	$1,570	11.5%

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2017	2016
Salaries and employee benefits	$26,172	$22,099	$4,073	18.4%
Occupancy and equipment	6,689	5,563	1,126	20.2%
FDIC assessment expense	2,675	1,388	1,287	92.7%
Marketing	744	611	133	21.8%
Professional fees	2,558	3,006	(448)	(14.9%)
Amortization of core deposit intangible	363	431	(68)	(15.8%)
Other	5,636	5,354	282	5.3%

Total non-interest expense	$44,837	$38,452	$6,385	16.3%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three and nine months ended September 30, 2017, in comparison with the same periods of 2016, were in salaries and employee benefits, occupancy and equipment, FDIC assessment expense, and other non-interest expense.

Salaries and employee benefits increased $1,032 and $4,073, or 12.9% and 18.4%, respectively, when comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The increases in both periods are primarily due to the Company’s staffing growth, during which the Company went from 261 full-time equivalent employees as of September 30, 2016, to 279 as of September 30, 2017, many of which were officer level positions as the Company has worked to enhance its management team to properly oversee the Company’s growth and to grow its team of lenders to further grow the loan portfolio. In addition to salaries, incentive expenses increased $405 and $309, respectively, when comparing the three and nine months ended September 30, 2017 with the same periods of 2016 due to the Company’s financial performance during the three and nine months ended September 30, 2017. Stock-based compensation expense also increased $266 and $657, respectively, for the three and nine months ended September 30, 2017 in comparison with the same periods in 2016.

Occupancy and equipment expense increased $398 and $1,126, or 19.9% and 20.2%, respectively, when comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The variance for the three months ended September 30, 2017 versus the three months ended September 30, 2016 is primarily attributable to increases in building rent expense ($222), software maintenance fees ($114), and software depreciation ($21). The variance when comparing the nine months ended September 30, 2017 with the nine months ended September 30, 2016 is attributable to increases in building rent expense ($634), software maintenance fees ($281) and leasehold improvement depreciation ($69).

The Company’s FDIC assessment expense increased $330 and $1,287, or 57.9% and 92.7%, respectively, when comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The increases are due to the year-over-year asset growth of the Company, on which FDIC assessments are calculated, and are also related to the change in the FDIC insurance assessment calculation in the third quarter of 2016, which caused an increase in the Company’s insurance assessments based on the calculation’s components.

Professional fees decreased $114 and $448, or 12.2% and 14.9%, respectively, when comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The decrease when comparing the three months ended September 30, 2017 with the same period in 2016 is due to decreases in other professional fees ($85) and compliance fees ($152). The decrease, when comparing the nine months ended September 30, 2017 and 2016, is due to decreases in merger-related expenses ($316), legal fees ($79) and SEC filing expense ($67). The decreases in other professional fees are related to the following 2016 expenses: (1) the design and implementation of subsidiaries (Franklin Synergy Risk Management, Inc., Franklin Synergy Investments of Tennessee, Inc., Franklin Synergy Investments of Nevada, Inc., and Franklin Synergy Preferred Capital, Inc.); (2) a consulting engagement related to the Company’s core systems and related processes; and (3) professional placement service fees for the hiring of several key lending and management professionals.

For the three months ended September 30, 2017, other non-interest expenses decreased $39, or 2.1%, and for the nine months ended September 30, 2017, other noninterest expenses increased $282, or 5.3%, from the same comparative periods during 2016. The increase in other non-interest expense for the nine months ended September 30, 2017 versus September 30, 2016 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: insurance expense ($78); franchise taxes ($162); travel expenses ($74); management fees ($200); and loan servicing expense ($219). These variances were offset by decreases in various expense types, with the following account having the largest decrease: loan-related expenses ($283).

Income Tax Expense

The Company recognized income tax expense for the three and nine months ended September 30, 2017, of $3,138 and $10,343, respectively, compared to $3,314 and $9,047, respectively, for the three and nine months ended September 30, 2016. The Company’s year-to-date income tax expense for the period ended September 30, 2017 reflects an effective income tax rate of 28.7%, a decrease compared to 30.2% for the same period in 2016.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets increased by $622,089, or 21.1%, from December 31, 2016 to September 30, 2017. The increase in total assets has primarily been the result of organic growth in the loan portfolio and from purchases of additional investment securities.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at September 30, 2017 and December 31, 2016 were $2,115,930 and $1,773,592, respectively, an increase of $342,338, or 19.3%. As a percentage of total assets, total loans, net of deferred fees, at September 30, 2017 and December 31, 2016 were 59.3% and 60.3%, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to help increase penetration in its primary markets in Middle Tennessee, Williamson County, Rutherford County and Davidson County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	September 30, 2017		December 31, 2016
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding purchased credit impaired (“PCI”) loans
Real estate:
Construction and land development	$514,934	24.3%	$489,562	27.6%
Commercial	598,846	28.3%	497,140	28.0%
Residential	532,113	25.1%	404,989	22.8%
Commercial and industrial	464,747	22.0%	376,476	21.2%
Consumer and other	3,933	0.2%	3,359	0.2%

Total loans—gross, excluding PCI loans	2,114,573	99.9%	1,771,526	99.8%

Total PCI loans	2,558	0.1%	2,859	0.2%

Total gross loans	2,117,131	100.0%	1,774,385	100.0%

Less: deferred loan fees, net	(1,201)		(793)
Allowance for loan losses	(19,944)		(16,553)

Total loans, net allowance for loan losses	$2,095,986		$1,757,039

The discussion in the following paragraphs includes the PCI loans in the breakdown of the various categories of loans.

Total gross loans increased 19.3% during the first nine months of 2017, due to organic growth as a result of continued market penetration and the strength of the local economy. During this period, the Company experienced growth in real estate loans of 18.2% with growth occurring in the residential real estate (31.3%), commercial real estate (20.4%) and construction and land development (5.2%) segments. The Company also experienced growth of 23.3% in the commercial and industrial segment during the first nine months of 2017.

Real estate loans comprised 77.7% of the loan portfolio at September 30, 2017. The largest portion of the real estate segments as of September 30, 2017, was commercial real estate loans, which totaled 36.4% of real estate loans. Commercial real estate loans totaled $599,233 at September 30, 2017, and comprised 28.3% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled $514,934 at September 30, 2017, and comprised 31.3% of total real estate loans and 24.3% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $532,295 and comprised 32.3% of real estate loans and 25.1% of total loans at September 30, 2017.

Commercial and industrial loans totaled $466,736 at September 30, 2017 and grew 23.3% during the first nine months of 2017. Loans in this classification comprised 22.0% of total loans at September 30, 2017. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at September 30, 2017, excluding unearned net fees and costs.

Loan Maturity Schedule

	September 30, 2017
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$276,021	$165,429	$73,484	$514,934
Commercial	28,239	154,309	416,685	599,233
Residential	37,849	116,899	377,547	532,295
Commercial and industrial	75,035	308,537	83,164	466,736
Consumer and other	2,249	1,281	403	3,933

Total	$419,393	$746,455	$951,283	$2,117,131

Fixed interest rate	$205,808	$306,701	$433,595	$946,104
Variable interest rate	213,585	439,754	517,688	1,171,027

Total	$419,393	$746,455	$951,283	$2,117,131

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,053,704	$18,922	0.92%	$1,687,244	$15,506	0.92%	$366,460	$3,416	—
Non-PCI acquired loans (Note 1)	57,663	11	0.02%	74,373	23	0.03%	(16,710)	(12)	-1	bps
Impaired loans	3,206	1,011	31.53%	9,909	1,024	10.33%	(6,703)	(13)	2,120	bps

Non-PCI loans	2,114,573	19,944	0.94%	1,771,526	16,553	0.93%	343,047	3,391	1	bps
PCI loans	2,558	—	—%	2,859	—	—%	(301)	—	—

Total loans	$2,117,131	$19,944	0.94%	$1,774,385	$16,553	0.93%	$342,746	$3,391	1	bps

Note 1: Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth Bank (“MidSouth”) that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of September 30, 2017, $11 in allowance for loan loss was recorded at September 30, 2017 related to the loans acquired from MidSouth.

At September 30, 2017, the allowance for loan losses was $19,944, compared to $16,553 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 0.94% at September 30, 2017 compared to 0.94% at December 31, 2016. Loan growth during the first nine months of 2017 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Beginning balance	$16,553	$11,587
Loans charged-off:
Construction & land development	—	11
Commercial real estate	—	—
Residential real estate	1	39
Commercial & industrial	309	65
Consumer & other	36	35

Total loans charged-off	346	150
Recoveries on loans previously charged-off:
Construction & land development	668	—
Commercial real estate	—	—
Residential real estate	38	53
Commercial & industrial	—	—
Consumer & other	13	5

Total loan recoveries	719	58
Net recoveries (charge-offs)	373	(92)
Provision for loan losses charged to expense	3,018	4,095

Total allowance at end of period	$19,944	$15,590

Total loans, gross, at end of period(1)	$2,117,131	$1,654,878

Average gross loans(1)	$1,966,635	$1,525,359

Allowance to total loans	0.94%	0.94%

Net charge-offs (recoveries) to average loans, annualized	(0.03%)	0.01%

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

	September 30, 2017		December 31, 2016
	Amount	% of Loans to Total	Amount	% of Loans to Total
Real estate loans:
Construction and land development	$3,957	24.3%	$3,776	27.6%
Commercial	5,223	28.3%	4,266	28.0%
Residential	3,122	25.1%	2,398	22.9%

Total real estate	12,302	77.7%	10,440	78.5%

Commercial and industrial	7,592	22.1%	6,068	21.3%
Consumer and other	50	0.2%	45	0.2%

	$19,944	100.0%	$16,553	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of September 30, 2017 totaled $2,582. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $278 that were past due 90 days or more and still accruing interest at September 30, 2017.

The table below summarizes non-performing loans and assets for the periods presented.

	September 30, 2017	December 31, 2016
Non-accrual loans	$2,582	$3,630
Past due loans 90 days or more and still accruing interest	278	2,552

Total non-performing loans	2,860	6,182
Foreclosed real estate (“OREO”)	1,503	—

Total non-performing assets	4,363	6,182
Total non-performing loans as a percentage of total loans	0.1%	0.3%
Total non-performing assets as a percentage of total assets	0.1%	0.2%
Allowance for loan losses as a percentage of non-performing loans	697%	268%

As of September 30, 2017, there were three loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	116	4.5%	1
Residential real estate	—	—%	—
Commercial & industrial	2,466	95.5%	2
Consumer	—	—%	—

Total non-accrual loans	$2,582	100.0%	3

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $980,737 at September 30, 2017, compared to $754,755 at December 31, 2016, an increase of $225,982, or 29.9%. The increase in available-for-sale securities was primarily attributed to the volume of securities purchased during the first nine months of 2017.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $217,312 at September 30, 2017, compared to $228,894 at December 31, 2016, a decrease of $11,582, or 5.1%. The decrease is attributable to securities that matured or had principal pay downs during the first nine months of 2017.

The combined portfolios represented 33.6% and 33.4% of total assets at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $18,472 and $11,843 at September 30, 2017 and December 31, 2016, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $11,217 at September 30, 2017 compared to $9,551 at December 31, 2016, an increase of $1,666, or 17.4%. This increase was the result of adding leasehold improvements and furniture and equipment as needed in the normal course of business and related to the build-out of a new leased bank office building in Murfreesboro, Tennessee, a new leased office space in Franklin, Tennessee, and a new leased bank building located in Spring Hill, Tennessee.

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

At September 30, 2017, total deposits were $2,824,825, an increase of $433,007, or 18.1%, compared to $2,391,818 at December 31, 2016. The growth in deposits is attributable to growth in time deposits and noninterest-bearing deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $472,515 at December 31, 2016 to $878,565 at September 30, 2017, due to the increased need for funding for the Bank’s loan growth and due to the fluctuation in certain brokered deposits that are interest-bearing checking and money market accounts that can fluctuate daily.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the peak of those deposit balances occurring during the middle of the first quarter of each calendar year. Public funds declined $214,866, or 32.9%, from $653,572 at December 31, 2016 to $438,706 at September 30, 2017.

Time deposits excluding brokered deposits as of September 30, 2017, amounted to $736,067, compared to $555,732 as of December 31, 2016, an increase of $180,335, or 32.4%, primarily due to an increase in Local Government Investment Pool (LGIP) deposits of $185,030 during the first nine months of 2017. Non-public funds money market accounts, excluding brokered deposits, increased $90,039, or 33.8%, from December 31, 2016 to September 30, 2017. Noninterest-bearing checking deposits grew $23,396, or 10.0%, and non-public funds interest checking accounts, excluding brokered deposits, grew $12,560, or 11.0%, respectively, when comparing deposit balances from September 30, 2017 with balances at December 31, 2016.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

September 30, 2017
Three months or less	$448,951
Three through six months	92,911
Six through twelve months	76,147
Over twelve months	151,497

Total	$769,506

Federal Funds Purchased and Repurchase Agreements

As of September 30, 2017, the Company had $0 in federal funds purchased from correspondent banks compared to $46,805 outstanding as of December 31, 2016. Securities sold under agreements to repurchase had an outstanding balance of $32,862 as of September 30, 2017, compared to $36,496 as of December 31, 2016. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At September 30, 2017 and at December 31, 2016, advances totaled $337,000 and $132,000, respectively.

At September 30, 2017, the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2017	$75,000	1.17%
2018	157,000	1.19%
2019	50,000	1.41%
2020	55,000	1.72%

Total	$337,000	1.31%

Subordinated Notes

At September 30, 2017, the Company’s subordinated notes, net of issuance costs, totaled $58,470, compared with $58,337 at December 31, 2016. For more information related to the subordinated notes and the related issuance costs, please see Note 10 of the consolidated financial statements.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our subordinated notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. Under the terms of the informal agreement with the Federal Reserve Bank of Atlanta (the “Reserve Bank”) and the Tennessee Department of Financial Institutions (“TDFI”), described in “Other Events” below, the Bank is required to receive prior written approval from its regulatory agencies to pay dividends to the Company.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of September 30, 2017, $980,737 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $217,312 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $944,463 of the total $1,198,049 investment securities portfolio on hand at September 30, 2017, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of September 30, 2017, the Company’s equity was $303,697, as compared with $270,361 as of December 31, 2016. The increase in equity was primarily due to the Company’s earnings of $25,697 in the first nine months of 2017, the increase in common stock of $3,288 during the first nine months of 2017, and the $4,359 increase in other comprehensive income from the increase in the valuation of available for sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At September 30, 2017, the Company had unfunded loan commitments outstanding of $43,611, unused lines of credit of $563,178, and outstanding standby letters of credit of $41,523.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by GAAP. Our management uses these non-GAAP financial measures in its analysis of our performance:

•	“Common shareholders’ equity” is defined as total shareholders’ equity at end of period less the liquidation preference value of the preferred stock;

•	“Tangible common shareholders’ equity” is common shareholders’ equity less goodwill and other intangible assets;

•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets;

•	“Other intangible assets” is defined as the sum of core deposit intangible and SBA servicing rights;

•	“Tangible book value per share” is defined as tangible common shareholders’ equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets;

•	“Tangible common shareholders’ equity ratio” is defined as the ratio of tangible common shareholders’ equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets;

•	“Return on Average Tangible Common Equity” is defined as net income available to common shareholders divided by average tangible common shareholders’ equity; and

•	“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/per share data and percentages)	As of or for the Three Months Ended
	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016
Total shareholders’ equity	$303,594	$292,918	$278,407	$270,258	$209,644
Less: Preferred stock	—	—	—	—	—

Total common shareholders’ equity	303,594	292,918	278,407	270,258	209,644
Less: Goodwill and other intangible assets	10,294	10,356	10,477	10,633	10,774

Tangible common shareholders’ equity	$293,300	$282,562	$267,930	$259,625	$198,870
Common shares outstanding	13,209,055	13,181,501	13,064,110	13,036,954	10,757,483

Tangible book value per share	$22.20	$21.44	$20.51	$19.91	$18.49

Average total common equity	298,088	285,659	$272,713	$235,984	$206,009
Less: Average Goodwill and other intangible assets	10,321	10,427	10,565	10,719	10,855

Average tangible common shareholders’ equity	$287,767	$275,232	$262,148	$225,265	$195,154
Net income available to common shareholders	8,889	8,866	7,934	7,179	7,137
Average tangible common equity	287,767	275,232	262,148	225,265	195,154

Return on average tangible common equity	12.26%	12.92%	12.27%	12.68%	14.55%

Efficiency Ratio:
Net interest income	$24,326	$24,469	$23,643	$21,699	$20,675
Noninterest income	3,569	3,880	4,008	2,553	4,876

Operating revenue	27,895	28,349	27,651	24,252	25,551
Expense
Total noninterest expense	15,278	15,283	14,276	13,229	13,708

Efficiency ratio	54.77%	53.91%	51.63%	54.55%	53.65%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sept 30, 2016
Income Statement Data ($):
Interest income	33,780	33,011	30,541	27,336	25,724
Interest expense	9,454	8,542	6,898	5,637	5,049
Net interest income	24,326	24,469	23,643	21,699	20,675
Provision for loan losses	590	573	1,855	1,145	1,392
Noninterest income	3,569	3,880	4,008	2,553	4,876
Noninterest expense	15,278	15,283	14,276	13,229	13,708
Net income before taxes	12,027	12,493	11,520	9,878	10,451
Income tax expense(1)	3,138	3,619	3,586	2,699	3,314
Net income(1)	8,889	8,874	7,934	7,179	7,137
Earnings before interest and taxes	21,481	21,035	18,418	15,515	15,500
Net income available to common shareholders	8,889	8,866	7,934	7,179	7,137
Weighted average diluted common shares	13,773,539	13,701,762	13,657,357	12,473,725	11,415,422
Earnings per share, basic	0.67	0.68	0.61	0.61	0.67
Earnings per share, diluted	0.65	0.64	0.58	0.58	0.63
Profitability (%)
Return on average assets	1.03	1.03	0.99	1.00	1.07
Return on average equity	11.83	12.46	11.80	12.10	13.78
Return on average tangible common equity(3)	12.26	12.92	12.27	12.68	14.55
Efficiency ratio(3)	54.77	53.91	51.63	54.55	53.65
Net interest margin(4)	3.05	3.08	3.18	3.27	3.34
Balance Sheet Data ($):
Loans (including HFS)	2,127,753	2,023,679	1,962,397	1,797,291	1,680,877
Loan loss reserve	19,944	18,689	18,105	16,553	15,590
Cash	155,842	96,741	114,664	90,927	56,804
Securities	1,198,049	1,243,406	1,299,349	983,649	905,806
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	1,170	1,232	1,353	1,509	1,650
Assets	3,565,278	3,443,593	3,454,788	2,943,189	2,703,195
Deposits	2,824,825	2,754,425	2,817,212	2,391,818	2,217,954
Liabilities	3,261,581	3,150,572	3,176,278	2,672,828	2,493,551
Total equity	303,697	293,021	278,510	270,361	209,644
Common equity	303,594	292,918	278,407	270,258	209,644
Tangible common equity(3)	293,300	282,562	267,930	259,625	198,870
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.14	0.19	0.21	0.35	0.10
Nonperforming assets / (total loans(2) + foreclosed assets)	0.21	0.26	0.27	0.35	0.10
Loan loss reserve / total loans(2)	0.94	0.93	0.93	0.93	0.94
Net charge-offs / average loans	(0.13)	0.00	0.07	0.04	0.01
Capital (%)
Tangible common equity to tangible assets(3)	8.25	8.23	7.78	8.85	7.39
Leverage ratio	8.58	8.21	8.36	9.28	7.15
Common Equity Tier 1 ratio	11.58	11.54	11.32	11.75	9.09
Tier 1 risk-based capital ratio	11.58	11.54	11.32	11.75	9.09
Total risk-based capital ratio	14.68	14.69	14.51	15.09	12.66

(1)	This item reflects the retrospective adoption of Accounting Standard Update 2016-09 during fourth quarter 2016, which impacted previously reported quarterly earnings and/or earnings per share (“EPS”) in 2016, as follows: third quarter 2016 – decreased income tax expense by $107 and increased diluted EPS by $0.01.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.
(4)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.

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

Other Events

On October 18, 2017, the Bank received regulatory approval from the Reserve Bank to open a new branch at 1605 Medical Center Parkway, Murfreesboro, Tennessee. The TDFI previously approved this new branch on July 14, 2017. The Bank plans to open this new branch during the fourth quarter of 2017.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended September 30, 2017, net interest income was estimated to decrease 3.02% and 7.13% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 1.26% and decrease 5.25% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of September 30, 2017.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	90,629	(5,024)	(5.25%)
-100	96,857	1,205	1.26%
Base	95,652	—	0.00%
+100	92,762	(2,890)	(3.02%)
+200	88,832	(6,820)	(7.13%)
+300	84,852	(10,800)	(11.29%)
+400	81,364	(14,288)	(14.94%)

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

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Amendment No. 3 to the Agreement and Plan of Reorganization and Bank Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

10.1	Triple Net Office Lease Agreement, by and between Petra Real Estate Partners II, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2017)

10.2	Lease Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2017)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

November 9, 2017	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)