Form 10-K
period 2017-12-31
Franklin Financial Network Inc.
filed 2018-03-16
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 was $509,234,064.30 (computed on the basis of $41.85 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of February 28, 2018 was 13,252,772.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 24, 2018.

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

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 13 branches and one loan production office in the demographically attractive and growing Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our company,” “the company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy Bank), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

As of December 31, 2017, we had consolidated total assets of $3.8 billion, total loans, including loans held for sale, of $2.3 billion, total deposits of $3.2 billion and total equity of $304.7 million.

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

FFN and the Bank entered into an Agreement and Plan of Reorganization and Bank Merger with Civic Bank & Trust (“Civic”), a Tennessee banking corporation, on December 14, 2015, as amended by Amendment No. 1 thereto, dated May 9, 2016, Amendment No. 2 thereto, dated March 30, 2017, and Amendment No. 3 thereto, dated September 29, 2017, pursuant to which Civic will merge with and into the Bank, with the Bank as the surviving Tennessee banking corporation. We received the approval of the TDFI on April 13, 2016 and approval from the Federal Reserve Board (FRB) on December 28, 2017. The proposed merger has been approved by each company’s Board of Directors, and is subject to approval by Civic’s shareholders. Civic has called a special meeting of shareholders to be held on March 30, 2018 at 10:00 a.m. Central Time for approval of the merger.

Our Market

We operate 13 branches in Williamson and Rutherford Counties and one loan production office within the Nashville metropolitan area. Our markets are among the most attractive, both in Tennessee, and the Southeast, and compare favorably to some of the more well-known and higher-profile markets in the U.S., although our markets are not dependent on commodity pricing. We believe that our focus on, and success in, growing market share in Williamson and Rutherford Counties will enhance our long-term value and profitability compared to financial institutions of our size in other regions of the country. The markets in which we operate are characterized by strong demographics including high incomes, increasing population, a growing workforce and unemployment that tends to be below the national rate.

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

By continuing to offer several value-added products and services within our core areas of strength, such as mortgage lending and wealth management, to invest in technology to improve our systems and the customer experience, and to leverage strong relationships with consumers, professionals, local governments and businesses within our community, we believe we can gain greater market share, which will improve our operational efficiency and increase profitability. As evidence of the success of our strategy, our deposit market share in Williamson County has increased from 3.4% in 2009 to a market-leading deposit share of approximately 25.3% per the Federal Deposit Insurance Corporation’s (“FDIC’s”) Summary of Deposits report as of June 30, 2017, despite the presence of more institutions competing for deposits. The Company’s deposit market share in Rutherford County has grown to 12.2%, which is the second-most deposit share in the Rutherford County market.

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

Well Positioned in Attractive Markets

We believe that we are well positioned to grow our business profitably in the demographically attractive and growing markets within the Nashville metropolitan area in which we operate. We believe that our target market segments, small to medium size for profit businesses and the consumer base working or living in and near our geographical footprint, demand the convenience and personal service that a smaller, independent financial institution such as we can offer. We believe the heavy out-of-state banking presence (out-of-state super-regional and national financial institutions control approximately 53.6% of local deposits in the Nashville-Davidson-Murfreesboro-Franklin metropolitan statistical area (the “Nashville MSA”) as of June 30, 2017) provides an opportunity for a strong local bank like us to add greater market share from customers who are looking for more personal banking services and a more customer-friendly experience. Through our efforts to expand our deposit base, we currently have the largest market share of deposits in Williamson County.

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

Our management team has a proven track record of delivering shareholder value. Richard Herrington co-founded Franklin Financial Corporation (Franklin National Bank) in 1988, where he and his management team grew assets by a compound annual growth rate (“CAGR”) of 27.5% from 1995 – 2002 and positioned the bank to eventually be sold to Fifth Third Bancorp, Inc., which was announced in 2002 and closed in 2004, for 5.4 times tangible book value. According to SNL Financial, this multiple represents the 9th highest price to book multiple for all bank transactions announced in the past 20 years where deal value was in excess of $50 million. He then served as Chief Executive Officer at Cumberland Bancorp, Inc. (later renamed Civitas BankGroup, Inc.), where he and his team restructured the bank and significantly bolstered profitability, growing net income by a CAGR of 82% from 2003 –2006, before selling the bank to Greene County Bancshares, Inc. in 2007 for 3.0 times tangible book value.

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

Successful Balance of Growth and Profitability

We understand the importance of successfully balancing growth and profitability with asset quality to enhance shareholder value. The following highlights the key aspects of our approach to maintaining this balance:

•	Consistent, Strong and Disciplined Growth. Our approach balances both disciplined growth and profitability. Our community-focused business model has resulted in loan growth with a CAGR of 39% from December 31, 2009 to December 31, 2017. Since opening in 2007, we have expanded into the very attractive Rutherford County market, and we have added a loan production office in Davidson County. Additionally, we have increased focus on small business lending and have grown our commercial and industrial (“C&I”) loans, which represent approximately 22.3% of our portfolio at December 31, 2017, by a CAGR of nearly 64% since 2009. We have grown our deposit market share in Williamson County and are the top local financial institution in the county by deposits with a market share of approximately 25%. Our growth has resulted in improved profitability, as reflected by return on average assets increasing from negative in 2009 to 0.82% for 2017.

•	Disciplined Credit Risk Management. Our robust approach to risk management has enabled growth of our loan portfolio without compromising credit. Our credit risk management strategy is based on prudent underwriting criteria and local knowledge. Our lending decisions are centralized and committee-focused, with committees meeting multiple times per week. We are collateral lenders, with strong focus on secondary sources of repayment, especially collateral based in Williamson and Rutherford Counties. As a result of the implementation of our risk management strategy, less than 2% of our total loans are unsecured.

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

Deposits

The Bank’s deposit products include demand, interest-bearing transaction accounts, money market accounts, certificates of deposit (“CDs”), municipal deposits, savings, and deposit accounts. CDs offer various maturities ranging from 30 days to five years. The Bank generates relationships by personal contacts within the conventional trading markets for such services by its officers, directors, and employees, who include persons with banking experience in these markets. The Bank also solicits local deposits through the Internet and offers Internet-only deposit accounts to supplement traditional depository accounts. Loan customers are encouraged to bring their deposit business to the Bank, including transaction accounts, CDs, and retirement accounts. This practice further increases the deposit base for the Bank and assists in controlling overall market costs related to deposit acquisition.

Wealth Management/Trust Services

The Bank has the capacity to provide wealth management services, including trust services, as the Bank is authorized to exercise trust powers, which provides the Bank with a competitive advantage. As of December 31, 2017, our wealth management and trust services division managed $359.9 million in assets.

Other Products and Services

In order to meet all financial needs of the customers, the Bank offers retirement planning, financial planning, investment services and insurance products through its financial services department. Some of these products may be outsourced through relationships with other financial institutions.

Recent Trends

From a financial perspective, management believes the Bank has reached key milestones significantly faster than most banks in the United States during their first ten full years of operation. As of December 31, 2017, the Bank had $2.3 billion in loans, including loans held for sale; assets of $3.8 billion, $3.2 billion in deposits, $304.7 million of equity, and was number one in deposit market share in Williamson County and number two in deposit market share in Rutherford County based on deposits at June 30, 2017.

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

Competition

All phases of FFN’s and the Bank’s business are highly competitive. FFN and the Bank are subject to intense competition from various financial institutions and other companies or firms that offer financial services. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders. Information about specific competition in Williamson County and Rutherford County is included under “RISK FACTORS—Competition For Deposits and Loans Is Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions.”

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

Employees

Management employs officers who have substantial experience and proven records in the banking industry and proven histories in business and commerce, and pays competitive salaries to attract and retain such persons. It is not anticipated that we will experience any substantial difficulty in attracting and retaining the desired caliber of officers and other employees. We offer a typical health and disability insurance plan to our employees and those of the Bank, as well as a 401(k) Plan and officer equity-based incentive awards.

FFN currently has eight directors and the Bank currently has 11 directors, and as of December 31, 2017, we and our bank subsidiary had 279 full-time employees and two part-time employees. We consider our relationship with our employees to be excellent. Furthermore, we are not subject to any collective bargaining agreements.

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

According to federal law and Federal Reserve policy, bank holding companies are expected to act as a source of financial and managerial strength to each of their subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC—either as a result of default of a banking or thrift subsidiary of FFN or related to FDIC assistance provided to a subsidiary in danger of default—the other banking subsidiaries of FFN may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2017 is 1.25%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

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

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. The Dodd-Frank Act made permanent an increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to the holding companies which control those institutions. However, the Federal Reserve has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to these provisions and regulations.

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

Recent Developments

Civic Acquisition

As previously disclosed, FFN and the Bank entered into an Agreement and Plan of Reorganization and Bank Merger with Civic on December 14, 2015, as amended by Amendment No. 1 thereto, dated May 9, 2016, Amendment No. 2 thereto, dated March 30, 2017, and Amendment No. 3 thereto, dated September 29, 2017 (the “Merger Agreement”). Under the terms of the Merger Agreement, Civic will merge with and into the Bank, with the Bank as the surviving Tennessee banking corporation (the “Civic Merger”). We received the approval of the TDFI on April 13, 2016 and approval from the Federal Reserve Board (FRB) on December 28, 2017. The proposed merger has been approved by each company’s Board of Directors, and is subject to approval by Civic’s shareholders. Civic has called a special meeting of shareholders to be held on March 30, 2018 at 10:00 a.m. Central Time at the main office of Civic, located at 3325 West End Avenue, Nashville, Tennessee 37203, for approval of the merger.

New Offices and Branches

During 2017, the Bank relocated its Spring Hill branch in Williamson County to 4824 Main Street, Suite A, Spring Hill, Tennessee 37174, and opened a new branch in Murfreesboro, Tennessee in Rutherford County, located at 1605 Medical Center Parkway, Murfreesboro, Tennessee 37129.

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

Competition For Deposits and Loans Is Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions

The commercial banking industry in Williamson County, Tennessee consists of 32 banks and two savings and loan institutions, with 104 total offices and total deposits of $8.9 billion as of June 30, 2017, which is the most recent date such information has been released by the FDIC. The commercial banking industry in Rutherford County, Tennessee consists of 22 banks and no savings and loan institutions, with 75 total offices and total deposits of $4.2 billion as of June 30, 2017, which is the most recent date such information has been released by the FDIC. Offices affiliated with out-of-state financial institutions have entered Tennessee in recent years to offer all financial services, including lending and deposit gathering activities. Also, changes to laws on interstate banking and branching now permit banks and bank holding companies headquartered outside Tennessee to move into Williamson County and Rutherford County more easily. In addition, there are credit unions, finance companies, securities brokerage firms, and other types of businesses offering financial services. Technological advances and the growth of e-commerce have made it possible for non-financial institutions to offer products and services that traditionally have been offered by banking institutions. Competition for deposit and loan opportunities in our market area is expected to be intense because of existing competitors and the geographic expansion into the market area by other institutions. See “BUSINESS—Supervision and Regulation.” No assurance can be given that we will be successful in our efforts to compete with other such institutions.

We Face Risks Related to Our Commercial Real Estate Loan Concentrations

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2017, approximately 52% of our loan portfolio consisted of CRE loans, including 22% of construction and land development (“CLD”) loans, which present additional risks including underwriting risks, project risks and market risks. The banking regulators give CRE lending greater scrutiny, and in connection with the MOU, has required us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring a re-assessment of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. In addition, while we believe we have appropriate systems in place to underwrite and monitor the risks associated with CLD loans, if these systems do not adequately protect us from these risks, we could incur losses that exceed our reserves for such losses, which could adversely impact our earnings.

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

As of December 31, 2017, approximately 78% of the Bank’s total loans were real-estate secured. One-to-four family residential properties accounted for 26% of the Bank’s portfolio, owner-occupied commercial real estate was 9% and other commercial real estate was 19% of the total loan portfolio. Total construction and land development lending accounted for 22% of total loans with residential construction lending totaling 14%, commercial construction lending totaling 4% and land development lending totaling 4%. Other real estate lending, including multi-family and farmland, accounted for 2% of the total loan portfolio. A sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the state of Tennessee, or more specifically the Bank’s market area in Williamson County and Rutherford County in Middle Tennessee, could adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

Our Loan Portfolio Includes a Meaningful Amount of Real Estate Construction and Development Loans, Which Have a Greater Credit Risk Than Residential Mortgage Loans

The percentage of loans in real estate construction and development in our portfolio was approximately 22% of total loans at December 31, 2017. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loan types deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices in the Middle Tennessee area as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets (“NPAs”), increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

If We Are Unable to Decrease Our Use of Out of Market and Brokered Deposits, Our Costs May Be Higher Than Expected

Although we are increasing our effort to decrease our use of non-core funding sources, we can offer no assurance that we will be able to increase our market share of core-deposit funding in our highly competitive service areas. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2017, we had approximately $780.8 million in out of market brokered deposits, which represented approximately 24.7% of our total deposits. The cost of out of market and brokered deposits typically exceeds the cost of deposits in our local markets which will decrease our net income. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these types of deposits or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

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

The Impact of the Changing Regulatory Capital Requirements and Capital Rules Is Uncertain

Under rules adopted by the Federal Reserve and FDIC, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules became effective as to FFN and the Bank on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a Common Equity Tier 1 Capital ratio of 4.5%; (ii) a Tier 1 Risk-Based Capital ratio of 6%; (iii) a total Risk-Based Capital ratio of 8%; and (iv) a Tier 1 Leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (being phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a Common Equity Tier 1 Risk-Based Capital ratio of 7.0%, (ii) a Tier 1 Risk-Based Capital ratio of 8.5%, and (iii) a total Risk-Based Capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2017 at 1.25% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Our Growth May Be Limited by Regulatory Restrictions

In addition to the MOU discussed above, the Company has executed an agreement with the Board of Governors of the Federal Reserve System under section 4(m)(2) of the Bank Holding Company Act (the “Agreement”), which includes specific actions designed to address the Bank’s risk profile and to strengthen the underlying condition of the Bank. Until FFN and the Bank satisfy the requirements of the MOU and the Agreement, any plans for business combinations, or location expansion will be limited and subject to prior written approval from the appropriate regulatory body. In the future, we may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on business, operating flexibility, financial condition, and the value of our common stock.

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

We May Be Adversely Affected By Changes in U.S. Tax Laws and Regulations

We are assessing the impact of the Tax Cuts and Jobs Act, enacted on December 22, 2017. This legislation required that we revalue our deferred tax items in the fourth quarter of 2017, based on the new corporate income tax rate. As we continue evaluating these items during 2018, subsequent adjustments could materially and adversely affect our results of operations. For additional information see Note 12, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Risks Related to the Civic Merger

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

An Active, Liquid Market for Our Common Stock May Not Develop or Be Sustained, Which May Impair the Ability of Our Shareholders to Sell Their Shares

We listed our common stock on the NYSE on March 26, 2015 under the symbol “FSB” in connection with our initial public offering. Even though our common stock is now listed, there is limited trading volume and an active, liquid trading market for our common stock may not develop or be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. If an active, liquid trading market for our common stock does not develop, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

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

Future Sales of Our Common Stock or Other Securities May Dilute the Value of Our Common Stock

In many situations, our Board of Directors has the authority, without the approval of our shareholders, to issue shares of our authorized but unissued common stock or preferred stock, including shares authorized and unissued under our equity incentive plans. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders under our stock-based incentive plans may exercise their stock options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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

We Are an Emerging Growth Company and We Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make Our Common Stock Less Attractive to Investors

We are an emerging growth company. For as long as we continue to be an emerging growth company, among other things, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years following the effectiveness of our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1.07 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

FFN’s and the Bank’s main office and headquarters operation is located at 722 Columbia Avenue, Franklin, Tennessee 37064. This location is leased by the Bank. The Bank operates branches at the following locations: 3359 Aspen Grove Drive, Suite 100, Franklin, Tennessee 37067; 134 Pewitt Drive, Suite 100, Brentwood, Tennessee 37027; 1015 Westhaven Blvd., Suite 150, Franklin, Tennessee 37064; 40 Moss Lane, Suite 100, Franklin, Tennessee 37064; 4824 Main Street, Suite A, Spring Hill, Tennessee 37174; 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135; One East College Street, Murfreesboro, Tennessee 37130; 724 President Place, Smyrna, Tennessee 37167; 2415 Memorial Boulevard, Murfreesboro, Tennessee 37129; 2782 South Church Street, Murfreesboro, Tennessee 37127; 2610 Old Fort Parkway, Murfreesboro, Tennessee 37128; and 1605 Medical Center Parkway, Murfreesboro, Tennessee 37129. The Bank also operates a loan production office at 33 Music Square West, Nashville, Tennessee 37203. In addition, the Bank also has part of its operations in an office located at 101 Southeast Parkway, Suite 100, Franklin, TN 37064. Thirteen of these locations are leased by the Bank; two are owned. Certain lease agreements for these properties are with entities owned by related parties of FFN and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “FSB”. The following table sets forth the quarterly range of high and low market prices of our common stock as reported on the NYSE, as applicable, for the periods indicated since January 1, 2016.

	High	Low
2017
First Quarter (January 1 to March 31)	$42.60	$35.75
Second Quarter (April 1 to June 30)	$44.30	$37.05
Third Quarter (July 1 to September 30)	$42.15	$30.30
Fourth Quarter (October 1 to December 31)	$36.40	$31.50
2016
First Quarter (January 1 to March 31)	$31.62	$22.83
Second Quarter (April 1 to June 30)	$33.53	$24.80
Third Quarter (July 1 to September 30)	$37.79	$29.90
Fourth Quarter (October 1 to December 31)	$42.80	$29.85

As of February 28, 2018, we had 1,459 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during the fourth quarter of 2017.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Franklin Financial Network, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from March 26, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the NYSE Composite Index and the KBW Regional Banks Index. The graph assumes that $100 was invested at the market close on March 26, 2015 in the common stock of Franklin Financial Network, Inc., the NYSE Composite Index and the KBW Regional Banks Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 34 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2017

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA.

The following selected historical consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, is derived from the audited consolidated financial statements of FFN.

(Amounts are in thousands, except ratios, per share data, banking locations and full time equivalent employees.)

	Year ended December 31,
	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS:
Total interest income	$132,453	$99,907	$68,721	$43,432	$24,982
Total interest expense	35,407	18,323	9,306	5,739	3,937
Net interest income	97,046	81,584	59,415	37,693	21,045
Provision for loan losses	4,313	5,240	5,030	2,374	907
Net interest income after provision for loan losses	92,733	76,344	54,385	35,319	20,138
Non-interest income	14,721	15,140	12,830	10,051	6,819
Non-interest expense	60,824	51,681	42,114	31,822	19,662
Income before income taxes	46,630	39,803	25,101	13,548	7,295
Income tax expense	18,531	11,746	9,021	5,134	2,734
Net income	28,099	28,057	16,080	8,414	4,561
Preferred stock dividend requirement	—	(23)	(100)	(100)	(109)
Earnings attributable to non controlling interest	(16)	—	—	—	—
Net income available to common shareholders	$28,083	$28,034	$15,980	$8,314	$4,452

PER COMMON SHARE DATA:
Basic earnings per share	$2.14	$2.56	$1.62	$1.32	$1.13
Diluted earnings per share	$2.04	$2.42	$1.54	$1.27	$1.10
Common equity per common share outstanding	$23.01	$20.73	$16.92	$14.41	$11.34
Dividends per common share	$—	$—	$—	$—	$—
Preferred shares outstanding	—	—	10	10	10
Actual common shares outstanding	13,237	13,037	10,571	7,756	4,863
Weighted average common shares outstanding, including participating securities	13,145	10,933	9,885	6,320	3,934
Diluted weighted average common shares outstanding, including participating securities	13,780	11,608	10,390	6,557	4,038

BALANCE SHEET DATA:
Assets	$3,843,526	$2,943,189	$2,167,792	$1,355,827	$796,374
Loans held for sale	12,024	23,699	14,079	18,462	10,694
Loans, net of unearned income	2,256,608	1,773,592	1,303,826	787,188	421,304
Allowance for loan losses	21,247	16,553	11,587	6,680	4,900
Total securities	1,214,737	983,649	734,038	449,037	325,090
Total deposits	3,167,228	2,391,818	1,814,039	1,172,233	681,300
Federal Home Loan Bank advances	272,000	132,000	57,000	19,000	23,000
Other borrowed funds	89,519	141,638	101,086	39,078	24,291
Preferred shareholders’ equity	—	—	10,000	10,000	10,000
Common shareholders’ equity	304,550	270,258	178,816	111,799	55,163
Total shareholders’ equity	304,550	270,258	188,816	121,799	65,163
Noncontrolling interest in consolidated subsidiary	103	103	—	—	—
Total equity	304,653	270,361	188,816	121,799	65,163
Average total assets	3,445,654	2,557,268	1,750,697	1,049,689	637,176
Average loans(1)	2,031,883	1,554,482	1,009,130	609,714	354,248
Average interest-earning assets	3,361,320	2,496,361	1,685,073	1,008,156	616,880
Average deposits	2,787,656	2,153,712	1,478,801	896,674	542,716
Average interest-bearing deposits	2,535,380	1,942,932	1,314,517	796,569	488,849
Average interest-bearing liabilities	2,891,943	2,125,986	1,409,753	848,993	525,906
Average total shareholders’ equity	290,436	207,763	168,933	97,567	55,355

	Year ended December 31,
	2017	2016	2015	2014	2013
SELECTED FINANCIAL RATIOS:
Return on average assets	0.82%	1.10%	0.92%	0.80%	0.72%
Return on average equity	9.67%	13.50%	9.52%	8.62%	8.24%
Average equity to average total assets	8.43%	8.12%	9.65%	9.29%	8.69%
Dividend payout	—%	—%	—%	—%	—%
Efficiency ratio(2)	54.42%	53.43%	58.29%	66.65%	70.56%
Net interest margin(3)(5)	3.06%	3.42%	3.62%	3.74%	3.41%
Net interest spread(4)(5)	2.89%	3.29%	3.51%	3.63%	3.30%

CAPITAL RATIOS:
Common equity Tier 1 ratio	11.37%	11.75%	10.08%	N/A	N/A
Tier 1 leverage ratio	8.25%	9.28%	8.48%	8.57%	9.78%
Tier 1 risk-based capital	11.37%	11.75%	10.51%	11.58%	13.83%
Total risk-based capital	14.40%	15.09%	11.21%	12.30%	14.81%

ASSET QUALITY RATIOS:
Net charge-offs (recoveries) to average loans	(0.02)%	0.02%	0.01%	0.10%	0.00%
Allowance to period end loans(6)	0.94%	0.93%	0.89%	0.85%	1.16%
Allowance for loan losses to non-performing loans	698.45%	267.76%	352.62%	580.36%	188.39%
Non-performing assets to total assets	0.12%	0.21%	0.16%	0.14%	0.35%

OTHER DATA:
Banking locations	13	12	11	11	4
Full-time equivalent employees	284	268	225	216	123

(1)	Average loans include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(3)	Net interest margin is net interest income (annualized for interim periods) divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average yield on interest-bearing liabilities.
(5)	Interest income and rates for 2017, 2016 and 2015 include the effects of tax-equivalent adjustments, which adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2014 and prior exclude the effects of tax-equivalent adjustments.
(6)	Period end loans exclude loans held for sale and exclude deferred fees and costs.

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

Overview

The Company reported net income of $28,099 for the year ended December 31, 2017, compared to $28,057 for the year ended December 31, 2016, and $16,080 for the year ended December 31, 2015. After earnings attributable to noncontrolling interest in 2017 and the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”) in 2016 and 2015, the Company’s net earnings available to common shareholders for the years ended December 31, 2017, 2016 and 2015 were $28,083, $28,034, and $15,980, respectively. Net earnings available to shareholders increased by $49 when comparing 2017 with 2016, primarily due to an increase of $6,827 in income before taxes. That was offset by an increase of $6,785 in income tax expense, of which $5,323 is related to a deferred tax asset impairment that the Company recorded as an increase to income tax expense as a result of the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017. The primary reason for the increase in net earnings available to common shareholders when comparing 2016 with 2015 was increased interest income on loans and investment securities due to significant organic growth in each of these portfolios during 2016.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the years ended December 31, 2017, 2016 and 2015 totaled $97,046, $81,584, and $59,415, respectively, which are increases of $15,462, or 19.0%, and $22,169, or 37.3%, respectively.

For the years ended December 31, 2017 and 2016, interest income increased $32,546 and $31,186 due to growth in both the loan and investment securities portfolios. These were partially offset by increases of $17,084 and $9,017 in interest expense, which totaled $35,407, $18,323 and $9,306, respectively, for the years ended December 31, 2017, 2016 and 2015, as a result of increases in interest-bearing deposits and borrowings. In addition, interest income and interest expense increased in 2017 due to Prime interest rate increases during the year on variable rate assets and liabilities.

Interest-earning assets averaged $3,361,320, $2,496,361, and $1,685,073 during the years ended December 31, 2017, 2016 and 2015, which are increases of $864,959, or 34.6%, and $811,288, or 48.1%, respectively. The increases in 2017 and 2016 were primarily due to significant organic growth in loans and investment securities.

For the years ended December 31, 2017 and 2016, average loans increased 30.7% and 54.0%, respectively, and investment securities increased 38.9% and 38.9%, respectively. The yield on average interest-earning assets decreased four basis points to 4.11% during the year ended December 31, 2017, and decreased two basis points to 4.15% during the year ended December 31, 2016, compared to 4.17% for the year ended December 31, 2015. The yields on average loans decreased nine basis points during the year ended December 31, 2017 and 28 basis points during the year ended December 31, 2016. These decreases were due to the reduced accretion of discounts on purchased loans and due to lower interest rates and fees on loans added to the loan portfolio due to competitive pressures.

For the years ended December 31, 2017, 2016 and 2015, the yield on available for sale securities was 2.65%, 2.49% and 2.44%, respectively. The increase in yield in 2017 and 2016 is due to the increased volume of tax-exempt municipal securities that were purchased in 2017 and 2016 combined with the slowing of prepayment amortization during 2017.

For the years ended December 31, 2017, 2016 and 2015, the yield on held to maturity securities was 4.17%, 3.90% and 3.57%, respectively. The increase in yields in 2017 and in 2016 was attributable to the increased volume of tax-exempt municipal securities that have been purchased over the past two years, which increased the tax equivalent yield of the held to maturity portion of the securities portfolio, combined with the slowing of prepayment amortization.

Interest-bearing liabilities averaged $2,891,943, $2,125,986, and $1,409,753, respectively, during the years ended December 31, 2017, 2016 and 2015, which are increases of $765,957, or 36.0%, during 2017 and $716,233, or 50.8%, during 2016. The increase for 2017 and 2016 was primarily due to growth of average interest-bearing deposits and growth in Federal Home Loan Bank advances.

During 2017, total average interest-bearing deposits grew $592,448, which included increases in average interest checking of $292,327, average money market accounts of $10,104, and average time deposits outstanding of $284,590. During 2016, total average interest-bearing deposits grew $628,415, which included increases in average interest checking of $63,540, average money market accounts of $152,448, and average time deposits outstanding of $398,681.

Growth in the loan portfolio also resulted in an increase in average Federal Home Loan Bank advances of $159,803 and $48,490, respectively in 2017 and 2016. Also, the Company’s 2017 and 2016 average subordinated notes and other borrowings increased by $19,145 and $39,276, respectively, due to two subordinated note issuances during 2016.

The cost of average interest-bearing liabilities increased 36 basis points to 1.22% during 2017 and increased 20 basis points to 0.86% during 2016. The increase in 2017 cost of interest-bearing liabilities was due to increases in rates on interest checking, money market accounts, time deposits, Federal Home Loan Bank advances and Federal funds purchased. The increase in 2016 cost of interest-bearing liabilities was due to increases in rates on interest checking, money market accounts, Federal Home Loan Bank advances and the subordinated notes that were added during 2016.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the years ended December 31, 2017, 2016, and 2015:

Average Balances(7)—Yields & Rates

(Dollars in thousands)

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
ASSETS:
INTEREST-EARNING ASSETS
Loans(1)(6)	$2,031,883	$100,568	4.95%	$1,554,482	$78,329	5.04%	$1,009,130	$53,647	5.32%
Securities available for sale(6)	987,196	26,182	2.65%	666,745	16,593	2.49%	545,878	13,314	2.44%
Securities held to maturity(6)	222,222	9,267	4.17%	203,884	7,943	3.90%	80,932	2,887	3.57%
Restricted equity securities	16,498	928	5.62%	9,904	500	5.05%	6,940	350	5.04%
Certificates of deposit at other financial institutions	2,229	33	1.48%	827	15	1.81%	250	6	2.40%
Federal funds sold and other(2)	101,292	1,120	1.11%	60,519	241	0.40%	41,943	99	0.24%

TOTAL INTEREST EARNING ASSETS	$3,361,320	$138,098	4.11%	$2,496,361	$103,621	4.15%	$1,685,073	$70,303	4.17%
Allowance for loan losses	(18,729)			(13,923)			(8,398)
All other assets	103,063			74,830			74,022

TOTAL ASSETS	$3,445,654			$2,557,268			$1,750,697
LIABILITIES & EQUITY:
INTEREST-BEARING LIABILITIES
Deposits:
Interest checking	$624,612	$5,003	0.80%	$332,285	$1,411	0.42%	$268,745	$806	0.30%
Money market	627,140	6,542	1.04%	617,036	3,853	0.62%	464,588	2,616	0.56%
Savings	54,952	169	0.31%	49,525	162	0.33%	35,779	164	0.46%
Time deposits	1,228,676	15,750	1.28%	944,086	8,808	0.93%	545,405	5,102	0.94%
Federal funds purchased and other(3)	43,402	407	0.94%	48,841	303	0.62%	48,789	306	0.63%
Federal Home Loan Bank advances	254,740	3,215	1.26%	94,937	884	0.93%	46,447	312	0.67%
Subordinated notes and other borrowings	58,421	4,321	7.40%	39,276	2,902	7.39%	—	—	—%

TOTAL INTEREST BEARING LIABILITIES	$2,891,943	$35,407	1.22%	$2,125,986	$18,323	0.86%	$1,409,753	$9,306	0.66%
Demand deposits	252,276			210,780			164,284
Other liabilities	10,999			12,739			7,727
Total equity	290,436			207,763			168,933

TOTAL LIABILITIES AND EQUITY	$3,445,654			$2,557,268			$1,750,697
NET INTEREST SPREAD(4)			2.89%			3.29%			3.51%
NET INTEREST INCOME		$102,691			$85,298			$60,997
NET INTEREST MARGIN(5)			3.06%			3.42%			3.62%

(1)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

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

Analysis of Changes in Interest Income and Expenses

	Net change year ended December 31, 2017 versus December 31, 2016			Net change year ended December 31, 2016 versus December 31, 2015
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$24,068	$(1,829)	$22,239	$29,035	$(4,353)	$24,682
Securities available for sale	8,009	1,580	9,589	2,946	333	3,279
Securities held to maturity	724	600	1,324	4,383	673	5,056
Restricted equity securities	334	94	428	149	1	150
Certificates of deposit at other financial institutions	25	(7)	18	14	(5)	9
Federal funds sold and other	160	719	879	45	97	142

TOTAL INTEREST INCOME	$33,320	$1,157	$34,477	$36,572	$(3,254)	$33,318

INTEREST EXPENSE
Deposits
Interest checking	$1,218	$2,374	$3,592	$206	$399	$605
Money market accounts	55	2,634	2,689	867	370	1,237
Savings	18	(11)	7	62	(64)	(2)
Time deposits	2,642	4,300	6,942	3,800	(94)	3,706
Federal funds purchased and other	(35)	139	104	2	(5)	(3)
Federal Home Loan Bank advances	1,490	841	2,331	325	247	572
Subordinated notes and other borrowings	1,413	6	1,419	2,902	—	2,902

TOTAL INTEREST EXPENSE	$6,801	$10,283	$17,084	$8,164	$853	$9,017

NET INTEREST INCOME	$26,519	$(9,126)	$17,393	$28,408	$(4,107)	$24,301

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

The provision for loan losses was $4,313, $5,240 and $5,030 for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in provision amounts for 2017 compared to 2016 are due primarily to improvements in credit quality during 2017 compared to 2016. Nonperforming loans at December 31, 2017, 2016 and 2015 totaled $3,042, $6,182, and $3,286, representing 0.1%, 0.3% and 0.3% of total loans, respectively.

Non-Interest Income

Non-interest income for the years ended December 31, 2017, 2016 and 2015 was $14,721, $15,140 and $12,856, respectively. The following is a summary of the components of non-interest income (in thousands):

	Years Ended December 31,		2017-2016 Percent Increase	Year Ended December 31,	2016-2015 Percent Increase
	2017	2016	(Decrease)	2015	(Decrease)
Service charges on deposit accounts	$154	$185	(16.8%)	$113	63.7%
Other service charges and fees	3,041	3,041	0.0%	2,644	15.0%
Net gains on sale of loans	6,779	7,183	(5.6%)	6,959	3.2%
Wealth management	2,577	1,894	36.1%	1,283	47.6%
Loan servicing fees, net	336	22	1,427.3%	227	(90.3%)
Gain on sales and calls of securities	896	2,172	(58.7%)	833	160.7%
Net (gain) loss on foreclosed assets	(7)	40	(117.5%)	26	53.8%
Other	945	603	56.7%	771	(21.8%)

Total non-interest income	$14,721	$15,140	(2.8%)	$12,856	17.8%

Service charges on deposit accounts decreased 16.8% in 2017 compared to an increase of 63.7% in 2016. The decrease in service charges on deposit accounts in 2017 was attributed to the Bank’s core system conversion in 2017, during which the Bank waived service charges for deposit accounts for two months as a courtesy to its customers. The increase in 2016 was due to changes made to the Company’s schedule of service charges.

Other service charges and fees for the year ended December 31, 2017 remained steady from 2016. Other service charges and fees for the year ended December 31, 2016 increased 15.0% from 2015, due to increases in unused commitment fees, other loan-related fees and ATM surcharge income.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and SBA loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the year ended December 31, 2017 were $6,779, a decrease of $404, or 5.6%, when compared to the year ended December 31, 2016. The decrease was primarily due to the Company recognizing $4,802 in pricing adjustment gains during 2017, compared to $6,742 during 2016, a decrease of $1,939 or 28.8%. The decrease was offset by increases in mortgage discount fees and mortgage hedging income recognized during 2017 of $697 and $803, respectively. Net gains for the year ended December 31, 2016 were $7,183, an increase of $224, or 3.2%, from the year ended December 31, 2015, primarily attributed to the volume of mortgage loans sold during 2016.

Wealth management income is the commission earned based on the investment brokerage activities and volume related to the Company’s wealth management clients. These commissions are also impacted by market conditions and will fluctuate from time to time due to rises and declines in the investment markets. Wealth management income for 2017 was $2,577, an increase of 36.1% when compared with 2016. Wealth management income for 2016 was $1,894, an increase of 47.6% when compared with 2015. The increases in wealth management income for 2017 and 2016 are attributable to the growth in assets under management and the growth in the investment markets during 2017 and 2016.

Loan servicing fees are fees earned for servicing residential mortgages and SBA loans offset by the amortization of the related servicing rights. These servicing rights are initially recorded at fair value and then amortized in proportion to, and over the period of, the estimated life of the underlying loans. In addition, impairment to the mortgage servicing rights may be recognized through a valuation allowance, and adjustments to the allowance can affect the net loan servicing fees. For the year ended December 31, 2017, net loan servicing fees were $336 compared to $22 for the year ended December 31, 2016. The increase in servicing fees for 2017 is attributable to a decrease in amortization for 2017 compared to 2016. For the year ended December 31, 2016, net loan servicing fees were $22 compared to $227 for the year ended December 31, 2015. The decrease in servicing fees in 2016 is attributable to the increase in amortization during 2016.

Gains on sales and calls of securities for the year ended December 31, 2017 amounted to $896, a decrease of $1,276, or 58.7%, when compared with the same period in 2016. The decrease for 2017 is attributed to the Company selling less securities in a gain position due to rising rates. For the year ended December 31, 2016, gains on sales and calls of securities increased $1,339, or 160.7%, when compared with the year ended December 31, 2015. The increases for 2016 are attributed to the repositioning of the Company’s investment portfolio over the past two years, during which time management has increased investments in tax-exempt municipal securities in a strategic initiative related to the Company’s tax position.

Other non-interest income increased $342, or 56.7%, when comparing the years ended December 31, 2017 and 2016, and it decreased $168, or 21.8%, when comparing the years ended December 31, 2016 and 2015. The increase in other non-interest income for 2017 is primarily attributable to no losses on the sale of assets held for sale compared to the $98 loss realized in 2016 and also to an increase of $169 related to bank-owned life insurance income. The decrease in other non-interest income for 2016 is attributable to the $98 loss on the sale of two properties of the Bank on College Street in downtown Murfreesboro, Tennessee, and to the reduction of investment services income due to the Company no longer offering that service to other banks.

Non-interest Expense

Non-interest expense for the years ended December 31, 2017, 2016 and 2015 was $60,824, $51,681 and $42,140, respectively. This increase was the result of the following components listed in the table below (in thousands):

	Years Ended December 31,		2017-2016 Percent Increase	Year Ended December 31,	2016-2015 Percent Increase
	2017	2016	(Decrease)	2015	(Decrease)
Salaries and employee benefits	$35,268	$30,029	17.4%	$24,040	24.9%
Occupancy and equipment	9,219	7,627	20.9%	6,589	15.8%
FDIC assessment expense	3,680	2,068	77.9%	1,167	77.2%
Marketing	965	762	26.6%	956	(20.3%)
Professional fees	3,395	3,546	(4.3%)	2,425	46.2%
Other	8,297	7,649	8.5%	6,963	9.9%

Total non-interest expense	$60,824	$51,681	17.7%	$42,140	22.6%

The increase in non-interest expense noted in the table above is relative to the Company’s overall current growth. One of the major increases was in salaries and employee benefits. When comparing 2017, 2016 and 2015, salaries and employee benefits increased as a result of the increasing the Company’s full-time equivalent employees from 225 as of December 31, 2015 to 268 as of December 31, 2016, and then to 284 as of December 31, 2017. The increase in 2017 is attributable to the Company’s building infrastructure to support the Company’s growth and to support the Company’s ongoing compliance initiatives.

During 2017 and 2016, salaries and employee benefits expense increased 17.4% and 24.9%, respectively, with increases in salary expense and stock option expense being the largest attributes of the increase in 2017. The largest attributes of the increase in 2016 were increases in salary expense and mortgage commissions. Salary expense increased in 2017 and 2016 due to the addition of a variety of personnel, i.e., experienced lenders, compliance and operational personnel, etc. Mortgage commissions increased in 2016 due to increased volume of mortgage loans originated during that year.

The increase in occupancy and equipment expense during 2017 is attributable to the addition of new branch locations in Murfreesboro, Tennessee, and Spring Hill, Tennessee, which attributed to rent expense increasing $852. Additionally, the growth is related to an increase of $420 for software maintenance fees. The increase in occupancy and equipment expense during 2016 is attributable to the addition of a new branch location in Nolensville, Tennessee, the addition of the loan production office in Nashville, Tennessee and the addition of the mortgage loan operations facility on the campus of the Company’s headquarters in Franklin, Tennessee; and increased depreciation expenses related to the furniture, equipment and leasehold improvements that have been added as a result of the Company’s facilities growth.

The Company’s FDIC assessment increased in 2017 and 2016 due to the Company’s growth in assets during the year, coupled with the assessment calculation model instituted by the FDIC during 2016 which, due to the Company’s above average asset growth, loan mix and its level of brokered deposits, increased the Company’s FDIC assessment expenses beginning in the third quarter of 2016.

The increase in marketing expenses during 2017 is attributed to increased marketing and public relations efforts to further the growth of the Company. The decrease in marketing expenses during 2016 is attributed to the Company’s scaling back of some of its marketing initiatives while assessing the benefits and uses for various media sources.

The 4.3% decrease in professional fees during 2017 is related to decreases in several types of expenses, as follows: other professional fees ($294) regulatory compliance expense ($84), merger expenses ($272). These decreases were offset by increases in several types of expense, as follows: brokerage settlement expenses ($156), audit and accounting fees ($215) and legal fees ($124). The following types of expenses are included in other professional fees: consulting engagements that include design and implementation of subsidiary companies and lending process optimization initiatives, asset/liability management services, human resources services, talent recruitment services, information technology security, trust operations outsourcing, and corporate communications. The 46.2% increase in professional fees during 2016 is related to increases in several types of expenses, as follows: other professional fees ($703) regulatory compliance expense ($211), merger expenses ($188), and brokerage settlement expenses ($137).

Other noninterest expense increased $648, or 8.5%, during 2017 and $686, or 9.9%, during 2016 due to a number of different types of expenses. During 2017, the larger increases included the following: loan servicing expense ($232); bond insurance ($112); public company fees ($33). During 2016, the larger increases included the following: insurance expense ($256); franchise taxes ($194); regulatory compliance expense ($119); electronic banking expense ($118); and ATM-related expenses ($112). These were offset by a decrease in deposit account losses of $124.

Income Tax Expense

The Company recognized an income tax expense for the years ended December 31, 2017, 2016, and 2015 of $18,531, $11,746, and $9,021, respectively. The Company’s year-to-date income tax expense for the years ended December 31, 2017, 2016, and 2015 reflects effective income tax rates 39.7%, 29.5%, and 35.9%, respectively. The increase in the effective tax rate for 2017 is attributed to a non-recurring charge of $5,323 related to a write-down of its deferred tax asset (the “DTA write-down”) as a result of the reduction in the federal income tax rate to 21% from 35% under the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. Had the Tax Act not become law in 2017, the Company’s income tax expense would have been $13,208, which would have resulted in an effective tax rate of 28.3% for 2017. The decrease in the effective tax rate for 2016 is attributed to adoption of Accounting Standard Update 2016-09, which decreased the Company’s income tax expense for 2016 by just over $1 million. In addition, the increase in the Company’s tax-exempt investment securities played a part in decreasing the Company’s effective tax rate for 2016.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Return on assets (net income divided by average total assets)	0.82%	1.10%	0.92%
Return on equity (Net income divided by average equity)	9.67%	13.50%	9.52%
Dividend payout ratio (Dividends declared per share divided by net income per share)	—%	—%	—%
Equity to asset ratio (Average equity divided by average total assets)	8.43%	8.12%	9.65%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)	8.25%	9.28%	8.48%

The minimum leverage capital ratio required by the regulatory agencies is 4.00%.

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 300% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2017 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Common Equity Tier 1 capital:
Stockholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$299,229

Tier 1 capital:
Common Equity Tier 1 capital plus additional tier 1 capital instruments and related surplus, less additional tier 1 capital deductions	$299,229
Tier 2 capital:
Tier 2 capital instruments plus related surplus	58,515
Total capital minority interest that is not included in tier 1 capital	92
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	21,247

Total risk-based capital	$379,083

Risk-weighted assets, gross	$2,632,854
Less: Excess allowance for loan and lease losses	—

Risk-weighted assets, net	$2,632,854

Risk-based capital ratios:
Common Equity Tier 1 risk-based capital ratio	11.37%

Tier 1 risk-based capital ratio	11.37%

Total risk-based capital ratio	14.40%

The minimum Common Equity Tier 1 risk-based capital ratio required by the regulatory agencies is 4.50%. Tier 1 risk-based capital ratio required by the regulatory agencies is 6.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2017, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2017 AND DECEMBER 31, 2016

Overview

The Company’s total assets increased by $900,337, or 30.6%, from December 31, 2016 to December 31, 2017. The increase in total assets was funded by the Company’s growth in deposits and Federal Home Loan Bank advances, which allowed for organic growth in both the loan portfolio and the investment portfolio.

The following table presents the growth experienced by the Company when comparing selected balance sheet totals from December 31, 2017 and 2016:

In Thousands	Dec 31, 2017	Dec 31, 2016	Growth	Growth Percentage
Total Loans	$2,256,608	$1,773,592	$483,016	27.2%
Total Securities	1,214,737	983,649	231,088	23.5%
Total Assets	3,843,526	2,943,189	900,337	30.6%
Total Deposits	3,167,228	2,391,818	775,410	32.4%
Total Liabilities	3,538,873	2,672,828	866,045	32.4%
Total Equity	304,653	270,361	34,292	12.7%

Loans Held For Sale

At December 31, 2017, the Company had $12,024 in mortgage loans held for sale, compared to $23,699 as of December 31, 2016, a decrease of 49.3%. The decrease is attributable to the volume of loans closed and in the process of being sold to investors at December 31, 2017 as compared to December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, the Company recorded gains from sales of mortgage loans totaling $6,779, $7,183, and $6,959, respectively.

Loans

Lending-related income is the most important component of the Company’s net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at December 31, 2017 and 2016 were $2,256,608 and $1,773,592, respectively, an increase of $483,016, or 27.2%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of several experienced lending officers.

The table below provides a summary of the loan portfolio composition for the periods noted.

	As of December 31,
Types of Loans	2017	2016	2015	2014	2013
Total loans, excluding PCI loans
Real estate:
Construction and land development	$494,818	$489,562	$372,767	$239,225	$113,710
Commercial	678,238	497,140	364,223	246,352	125,202
Residential	577,335	404,989	274,934	213,760	138,466
Commercial and industrial	502,006	376,476	283,888	76,570	36,397
Consumer and other	3,781	3,359	6,577	8,025	8,250

Total loans—gross, excluding PCI loans	2,256,178	1,771,526	1,302,389	783,932	422,025

Total PCI loans(1)	2,393	2,859	3,913	4,315	—

Total gross loans	2,258,571	1,774,385	1,306,302	788,247	422,025
Less: deferred loan fees, net	(1,963)	(793)	(2,476)	(1,059)	(721)
Allowance for loan losses	(21,247)	(16,553)	(11,587)	(6,680)	(4,900)

Total loans, net allowance for loan losses	$2,235,361	$1,757,039	$1,292,239	$780,508	$416,404

(1)	PCI accounted for pursuant to ASC Topic 310-30.

As presented in the above table, gross loans increased $484,186, or 27.3%, during 2017. During 2017, the Company experienced growth in real estate loans of 25.7%, with the growth occurring in the construction and land development (1.1%), commercial real estate (36.4%) and residential real estate (42.4%) segments. The Company also experienced solid growth of 33.2% in the commercial and industrial segment during 2017.

Real estate loans comprised 77.5% of the loan portfolio at December 31, 2017. The largest portion of the real estate segments of the portfolio as of December 31, 2017, was commercial real estate loans, which totaled $678,618 at December 31, 2017, comprising 38.8% of real estate loans and 30.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled, $494,818, or 28.3%, of real estate loans and comprised 21.9% of the total loan portfolio at December 31, 2017. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages or junior lien mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $577,440 and comprised 33.0% of real estate loans and 25.6% of total loans at December 31, 2017.

Commercial and industrial loans consist of commercial loans, including healthcare loans, to various sizes of businesses that are primarily secured by commercial assets, such as inventories, business equipment, receivables and other commercial assets. At December 31, 2017, commercial and industrial loans made up 22.3% of the total loan portfolio, and healthcare loans comprised 49.9% of the Company’s commercial and industrial loans at December 31, 2017.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at December 31, 2017, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2017
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$288,222	$156,877	$49,719	$494,818
Commercial	47,422	159,729	471,467	678,618
Residential	35,324	115,742	426,374	577,440
Commercial and industrial	88,386	337,309	78,219	503,914
Consumer and other	2,173	1,190	418	3,781

Total	$461,527	$770,847	$1,026,197	$2,258,571

Fixed interest rate	$203,609	$309,842	$504,407	$1,017,858
Variable interest rate	257,918	461,005	521,790	1,240,713

Total	$461,527	$770,847	$1,026,197	$2,258,571

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,201,515	$20,358	0.92%	$1,687,244	$15,506	0.92%	$514,271	$4,852	—
Non-PCI acquired loans(1)	50,522	10	0.02%	74,373	23	0.03%	(23,851)	(13)	-1	bps
Impaired loans	4,141	879	21.23%	9,909	1,024	10.33%	(5,768)	(145)	1,090	bps

Non-PCI loans	2,256,178	21,247	0.94%	1,771,526	16,553	0.93%	484,652	4,694	1	bps
PCI loans	2,393	—	—%	2,859	—	—%	(466)	—	—

Total loans	$2,258,571	$21,247	0.94%	$1,774,385	$16,553	0.93%	$484,186	$4,694	1	bps

(1)	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. This fair value discount established at acquisition is accreted into interest income over the remaining lives of the related loans on a level yield basis. The remaining fair value discount balance at December 31, 2017 related to the non-PCI acquired loans was $1,426, or 2.7% of the outstanding aggregate loan balances. At December 31, 2017, one of the non-PCI loans was identified as impaired beyond the extent of its recorded discount, and an allowance for loan loss of $10 was recorded related to the acquired loans.

At December 31, 2017, the allowance for loan losses was $21,247, compared to $16,553 at December 31, 2016. The allowance for loan losses as a percentage of total loans was 0.94% and 0.93% at December 31, 2017 and 2016, respectively. Loan growth during the period is the primary reason for the increase in the allowance for loan losses.

The table below sets forth the activity in the allowance for loan losses for the years presented.

	2017	2016	2015	2014	2013
Beginning balance	$16,553	$11,587	$6,680	$4,900	$3,983
Loans charged-off:
Construction & land development	—	(11)	—	—	—
Commercial real estate	—	—	—	(540)	—
Residential real estate	(1)	(40)	(32)	(61)	(107)
Commercial & industrial	(310)	(255)	(48)	(58)	(19)
Consumer	(49)	(42)	(135)	—	—

Total loans charged-off	(360)	(348)	(215)	(659)	(126)
Recoveries on loans previously charged-off:
Construction & land development	668	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	50	66	26	65	136
Commercial & industrial	6	1	1	—	—
Consumer	17	7	65	—	—

Total loan recoveries	741	74	92	65	136
Net recoveries (charge-offs)	381	(274)	(123)	(594)	10
Provision for loan losses charged to expense	4,313	5,240	5,030	2,374	907

Total allowance at end of period	$21,247	$16,553	$11,587	$6,680	$4,900

Total loans, gross, at end of period(1)	$2,258,571	$1,774,385	$1,306,302	$788,247	$422,025

Average gross loans(1)	$2,022,052	$1,574,387	$997,873	$594,974	$343,697

Allowance to total loans	0.94%	0.93%	0.89%	0.85%	1.16%

Net charge-offs (recoveries) to average loans	(0.02)%	0.02%	0.01%	0.10%	0.00%

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

	2017		2016		2015		2014		2013
	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Real estate loans:
Construction and land development	$3,802	21.9%	$3,776	27.6%	$3,186	28.5%	$2,690	30.4%	$1,552	26.9%
Commercial	5,981	30.0%	4,266	28.0%	3,146	28.0%	1,494	31.5%	1,511	29.7%
Residential	3,834	25.6%	2,398	22.9%	1,861	21.1%	1,791	27.2%	1,402	32.8%

Total real estate	13,617	77.5%	10,440	78.5%	8,193	77.6%	5,975	89.1%	4,465	89.4%
Commercial and industrial	7,587	22.3%	6,068	21.3%	3,358	21.9%	650	9.9%	337	8.6%
Consumer and other	43	0.2%	45	0.2%	36	0.5%	55	1.0%	98	2.0%

	$21,247	100.0%	$16,553	100.0%	$11,587	100.0%	$6,680	100.0%	$4,900	100.0%

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

As of December 31, 2017, the largest component of the allowance for loan losses was associated with commercial and industrial loans, followed by commercial real estate loans and construction and land development loans. The increase on these reserves as a percentage of the total allowance in these categories was primarily due to significant loan growth in these portfolio segments and, in the commercial and industrial loans, the specific allowance related to impaired loans. Commercial and industrial loans grew 33.2% from $378,445, or 21.3% of total loans at the end of 2016, to $503,914, or 22.3% of total loans at year-end 2017. During 2017, construction and land development loans increased from $489,562 at December 31, 2016 to $494,818 at December 31, 2017, an increase of 1.1%. During the same period, commercial real estate loans increased 36.4%, from $497,534 at December 31, 2016 to $678,618 at December 31, 2017.

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

The primary component of nonperforming loans is non-accrual loans, which as of December 31, 2017 totaled $2,837. The other component of nonperforming loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection. There were outstanding loans totaling $205 that were past due 90 days or more and still accruing interest at December 31, 2017.

The table below summarizes nonperforming loans and assets for the periods presented.

	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans	$2,837	$3,630	$908	$835	$2,601
Past due loans 90 days or more and still accruing interest	205	2,552	2,378	316	—

Total nonperforming loans	3,042	6,182	3,286	1,151	2,601
Foreclosed real estate (“OREO”)	1,503	—	200	715	181

Total nonperforming assets	$4,545	$6,182	$3,486	$1,866	$2,782

Total nonperforming loans as a percentage of total loans	0.1%	0.3%	0.3%	0.1%	0.6%
Total nonperforming assets as a percentage of total assets	0.1%	0.2%	0.2%	0.1%	0.3%
Allowance for loan losses as a percentage of nonperforming loans	698%	268%	353%	580%	188%

As of December 31, 2017, there were seven loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$371	13.1%	2
Commercial & industrial	2,466	86.9%	5

Total non-accrual loans	$2,837	100.0%	7

Troubled debt restructurings (TDRs) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources; however, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations; however, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or non-accrual loans. Non-accrual TDRs are included in non-accrual loans whereas accruing TDRs are excluded because the borrower remains contractually current. The Company had one loan for $608 classified as an accrual TDR as of December 31, 2017, and Company had one loan for $698 classified as an accrual TDR as of December 31, 2016.

Generally, loans that are current as to principal and interest are not included in our nonperforming assets categories; however, a loan that is current may be classified as a potential problem loan if it exhibits potential weaknesses and information about possible credit problems of the borrower that has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be consistent with the Company’s loan policy established for loans classified as special mention or worse and less than 90 days past due, but not considered nonperforming. Loans are assigned risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually when classifying the loans as to credit risk.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$494,601	$—	$217	$—	$494,818
Commercial	658,761	12,602	7,255	—	678,618
Residential	572,718	615	4,107	—	577,440

Total real estate	1,726,080	13,217	11,579	—	1,750,876

Commercial and industrial	485,363	10,350	8,201	—	503,914
Consumer and other	3,777	4	—	—	3,781

Total	$2,215,220	$23,571	$19,780	$—	$2,258,571

Investment Securities

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with the goal of minimizing credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $999,881 at December 31, 2017, compared to $754,755 at December 31, 2016, an increase of $245,126, or 32.5%. The increase in available-for-sale securities was primarily attributed to the Company’s strategy to provide tax-exempt income for the Company and to provide for pledging related to the growth of the Company’s public funds deposits.

The Company’s held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $214,856 at December 31, 2017, compared to $228,894 at December 31, 2016, a decrease of $14,038, or 6.1%, primarily as a result of the paydowns on the U.S. government sponsored entities and mortgage-backed securities during 2017.

The combined portfolios represented 31.6% and 33.4% of total assets at December 31, 2017, and December 31, 2016, respectively. At December 31, 2017, the Company had no securities that were classified as having other than temporary impairment.

The following table summarizes the fair value of the available for sale securities portfolio at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
U.S. government sponsored entities and agencies	$19,961	$—
U.S. Treasury securities	228,909	—
Mortgage-backed securities: residential	632,566	607,085
Mortgage-backed securities: commercial	5,074	19,334
State and political subdivisions	113,371	128,336

Total	$999,881	$754,755

The following table summarizes the amortized cost of the held to maturity securities portfolio at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
U.S. government sponsored entities and agencies	$—	$203
Mortgage-backed securities: residential	93,366	106,169
State and political subdivisions	121,490	122,522

Total	$214,856	$228,894

The table below presents the maturities and yield characteristics of the Company’s available-for-sale securities as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
Mortgage-backed securities: residential(1)	$—	$243,551	$394,949	$2,724	$641,225	$632,566
Mortgage-backed securities: commercial(1)	—	5,133	—	—	5,133	5,074
U.S. Treasury securities	229,119	—	—	—	229,119	228,909
U.S. government sponsored entities and agencies	—	20,125	—	—	20,125	19,961
State and political subdivisions	—	5,985	91,637	15,845	113,467	113,371

Total available-for-sale securities	$229,119	$274,795	$486,587	$18,569	$1,009,070	$999,881

Percent of total	22.71%	27.23%	48.22%	1.84%	100.00%
Weighted average yield(2)	1.64%	2.32%	3.27%	4.40%	2.58%

(1)	Mortgage-backed securities are grouped into average lives based on December 2017 prepayment projections.
(2)	The weighted average yields are based on amortized cost, and municipal securities are calculated on a fully tax-equivalent basis.

The table below presents the maturities and yield characteristics of the Company’s held-to-maturity securities as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
Mortgage-backed securities: residential(1)	$739	$7,769	$84,301	$557	$93,366	$91,777
State and political subdivisions	504	7,104	86,868	27,014	121,490	125,831

Total held-to-maturity securities	$1,243	$14,873	$171,169	$27,571	$214,856	$217,608

Percent of total	0.58%	6.92%	79.67%	12.83%	100.00%
Weighted average yield(2)	3.23%	3.61%	4.27%	6.01%	4.44%

(1)	Mortgage-backed securities are grouped into average lives based on December 2017 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-equivalent basis.

Securities pledged at December 31, 2017 and 2016 had a carrying amount of $975,518 and $808,224, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Restricted Equity Securities

The Company also had other investments of $18,492 and $11,843 at December 31, 2017, and December 31, 2016, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $11,281 at December 31, 2017 compared to $9,551 at December 31, 2016, an increase of $1,730, or 18.1%. This increase was primarily due to the addition of a new branch location in Murfreesboro, Tennessee and the relocation of a branch in Spring Hill, Tennessee.

Bank Owned Life Insurance

As of December 31, 2017, the Company had $49,085 in bank owned life insurance (“BOLI”), compared to $23,267 at December 31, 2016. The increase in BOLI is primarily attributed to the purchase of additional policies in the amount of $25,000 during October 2017, along with an increase in value due to earnings on the BOLI during 2017.

Goodwill and Intangible Assets

As of December 31, 2017 and 2016, the Company had $9,124 in goodwill. The goodwill is related to the acquisition of MidSouth Bank that occurred in 2014. At December 31, 2017, there were no circumstances or significant changes that have occurred related to that acquisition that, in management’s assessment, would necessitate recording impairment of goodwill.

As of December 31, 2017 and 2016, the Company had net core deposit intangible of $1,007 and $1,480, respectively, all of which is attributed to the acquisition of MidSouth Bank. At the time of the acquisition, the Company recorded a core deposit intangible of $3,060, and that intangible is being amortized over 8.2 years. Through December 31, 2017, the Company has recognized amortization of $2,053 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2017 and 2016:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(2,053)	$3,060	$(1,580)

Aggregate amortization expense was $473, $563 and $655 for 2017, 2016 and 2015, respectively.

The following table presents estimated amortization expense for each of the next five years:

2018	$382
2019	$291
2020	$201
2021	$110
2022	$23

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

At December 31, 2017, total deposits were $3,167,228, an increase of $775,410, or 32.4%, compared to $2,391,818 at December 31, 2016. Included in the Company’s funding strategy are brokered deposits and public funds deposits. Total brokered deposits increased by 65.0%, to $779,886, at December 31, 2017 when compared with $472,515 at December 31, 2016. Public funds deposits increased 22.0% from $822,081 at December 31, 2016 to $1,002,584 at December 31, 2017, due to Company’s focus on providing banking services to the municipalities in the counties in our primary service areas, Williamson County and Rutherford County, Tennessee.

Time deposits, excluding brokered deposits, as of December 31, 2017, amounted to $675,150, as compared to $555,732 as of December 31, 2016.

The average amounts for deposits for 2017, 2016 and 2015 are detailed in the following schedule.

	2017		2016		2015
In thousands, except percentages	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$252,276	—%	$210,780	—%	$164,284	—%
Interest-bearing checking accounts	624,612	0.80	332,285	0.42	268,745	0.30
Money market deposit accounts	627,140	1.04	617,036	0.62	464,588	0.56
Other savings	54,952	0.31	49,525	0.33	35,779	0.46
Time deposits	1,228,676	1.28	944,086	0.93	545,405	0.94

	$2,787,656	0.98%	$2,153,712	0.66%	$1,478,801	0.59%

The following table shows time deposits, excluding brokered deposits, of $100 or more by category based on time remaining until maturity.

December 31, 2017
Three months or less	$323,109
Over three months through six months	65,822
Over six months through 12 months	94,598
Over one year through three years	102,552
Over three years through five years	51,546
Over five years	—

Total	$637,627

Liquidity, Other Borrowings, and Capital Resources

Federal Funds Purchased and Repurchase Agreements

As of December 31, 2017, the Company had no Federal funds purchased from correspondent banks compared to $46,805 outstanding as of December 31, 2016.

Securities sold under agreements to repurchase had an outstanding balance of $31,004 as of December 31, 2017, compared to $36,496 as of December 31, 2016. Securities sold under agreements to repurchase are financing arrangements that typically mature daily. At maturity, the securities underlying the agreements are returned to the Company. The Company’s repurchase agreements at December 31, 2017 and 2016 were composed of customer repurchase agreements. The weighted average rate for repurchase agreements was 1.14% as of December 31, 2017.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At December 31, 2017, advances totaled $272,000 compared to $132,000 as of December 31, 2016.

At December 31, 2017, the scheduled maturities of these advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2018	$157,000	1.19%
2019	60,000	1.46%
2020	55,000	1.72%

Total	$272,000	1.36%

Subordinated Notes

The Company completed the issuance of $60,000 in principal amount of subordinated notes in two separate issuances. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7.00% fixed-to-floating rate subordinated notes were issued to certain accredited institutional investors in a private offering. At December 31, 2017, the Company’s subordinated notes, net of issuance costs, totaled $58,515 as compared to $58,337 at December 31, 2016. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 15 of the consolidated financial statements.

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

Capital

Shareholders’ equity was $304,550 at December 31, 2017, an increase of $34,292, or 12.7%, from $270,258 at December 31, 2016. No common dividends were paid during 2017.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2017 was 1.25%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Management believes as of December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject. Actual and required capital amounts and ratios are presented below as of December 31, 2017 and 2016 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company common equity Tier 1 capital to risk-weighted assets	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Bank Total Capital to risk weighted assets	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Bank Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

Note: Minimum ratios presented exclude the capital conservation buffer.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2017
Time deposits	$875,033	$259,069	$96,334	$—	$1,230,436
Federal funds purchased and repurchase agreements	31,004	—	—	—	31,004
FHLB advances	157,000	115,000	—	—	272,000
Subordinated notes	—	—	—	60,000	60,000
Lease commitments	4,523	9,085	9,227	38,150	60,985

Total	$1,067,560	$383,154	$105,561	$98,150	$1,654,425

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances” in Note 9 of our Consolidated Financial Statements. Subordinated notes include two issuances that occurred in the first and second quarters of 2016, respectively. The subordinated notes are more fully described in Note 10, “Subordinated Notes” of our Consolidated Financial Statements. Lease commitments include the leases in place for certain branch sites.

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2017:

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income†	$2,253,771	$974,824	$169,066	$579,321	$530,560
Available for sale securities	999,881	—	228,909	271,802	499,170
Held to maturity securities	214,856	178	1,065	14,873	198,740
Loans held for sale	12,024	—	—	—	12,024
Interest-bearing deposits at other financial institutions	218,693	218,693	—	—	—
Certificates of deposit at other financial institutions	2,855	490	395	1,470	500

Total earning assets	3,702,080	1,194,185	399,435	867,466	1,240,994

Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	849,992	849,992	—	—	—
Money market deposit accounts	763,375	763,375	—	—	—
Other savings	51,404	51,404	—	—	—
IRA’s and certificates of deposit, $250,000 and over	821,269	271,488	324,949	224,832	—
IRA’s and certificates of deposit, under $250,000	409,166	121,990	156,605	130,571	—
Federal funds purchased	—	—	—	—	—
Securities sold under agreement to repurchase	31,004	31,004	—	—	—
FHLB borrowings	272,000	50,000	107,000	115,000	—
Subordinated notes	58,515	—	—	58,515	—

Total interest- bearing liabilities	3,256,725	2,139,253	588,554	528,918	—

Interest-sensitivity gap		$(945,068)	$(189,119)	$338,548	$1,240,994

Cumulative gap		$(945,068)	$(1,134,187)	$(795,639)	$445,355

Interest-sensitivity gap as % of total average assets		(27.43)%	(5.49)%	9.83%	36.02%

Cumulative gap as % of total average assets		(27.43)%	(32.92)%	(23.09)%	12.93%

†	Loans, net of unearned income excludes non-accrual loans.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of December 31, 2017, $999,881 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $214,856 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $975,518 of the total $1,214,737 investment securities portfolio on hand at December 31, 2017, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At December 31, 2017, the Company had unfunded loan commitments outstanding of $21,656, unused lines of credit of $605,181, and outstanding standby letters of credit of $45,624.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in thousands, except share/per share data and percentages)
Total shareholders’ equity	$304,550	$270,258	$188,816
Less: Preferred stock	—	—	10,000

Total common shareholders’ equity	304,550	270,258	178,816
Less: Goodwill and other intangible assets	10,181	10,633	11,231

Tangible common shareholders’ equity	$294,369	$259,625	$167,585
Common shares outstanding	13,237,128	13,036,954	10,571,377

Tangible book value per common share	$22.24	$19.91	$15.85

Net income available to common shareholders	$28,083	$28,034	$15,980
Average tangible common equity	279,098	194,529	147,374

Return on average tangible common equity	10.06%	14.41%	10.84%

Efficiency Ratio:
Net interest income	$97,046	$81,584	$59,415
Noninterest income	14,721	15,140	12,830

Operating revenue	111,767	96,724	72,245
Expense
Total noninterest expense	60,824	51,681	42,114

Efficiency ratio	54.42%	53.43%	58.29%

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

Adoption of New Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt this ASU in the fourth quarter of 2016 effective as of January 1, 2016. The adoption of this ASU decreased income tax expense for 2016 by $1,013 and had no impact for 2017.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company elected to adopt this ASU early. The impact of the new guidance on the Company’s consolidated financial statements was a reclassificiation of $1,202 between retained earnings and other comprehensive income at December 31, 2017.

Accounting Standards Issued, But Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB Accounting Standards Codification® (“ASC”), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The Company’s sources of non-interest income that fall within the scope of the new standard, such as service charges on deposit accounts, debit card interchange income, wealth management fees, and gain on sale of foreclosed property, are all immaterial in comparison with total revenue and are structured in a way that the non-interest income is not earned over a period of time, which is similar to the treatment under previous revenue recognition standards. The Company adopted ASU 2014-09 and applied the modified retrospective approach with a cumulative effect of initial application in the first quarter of 2018 but there was no impact to retained earnings as a result of the adopting the new standard.

In January 2016, FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. ASU 2016-01 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements and related disclosures.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not currently plan to early adopt this ASU. The Company is currently gathering information, reviewing possible vendors and working to determine the methodology to be used. The Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

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

beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update were effective for the Company January 1, 2018, but it is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. This ASU is not expected impact the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted with modified retrospective application; however, the Company is not expecting to early adopt. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ending December 31, 2017, net interest income was estimated to decrease 1.64% and 3.96% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 0.52% and decrease 6.15% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of December 31, 2017.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	97,881	(6,412)	(6.15)
-100	104,831	538	0.52
Base	104,293	—	0.00
+100	102,586	(1,707)	(1.64)
+200	100,161	(4,131)	(3.96)
+300	97,370	(6,923)	(6.64)
+400	95,426	(8,867)	(8.50)

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, changes in the shape of the yield curve, prepayments on loans and spreads between key market rates, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, these results do not include any management action that might be taken in responding to or anticipating changes in interest rates. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities, and product mix.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Franklin Financial Network, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2018, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2018, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2018, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2018, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2018, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The list of financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

None

Exhibits

The Exhibits are listed in the Exhibit Index required by Item 601 of Regulation S-K preceding the signature page of this report.

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization and Bank Merger, dated as of November 21, 2013, between Franklin Financial Network, Inc., Franklin Synergy Bank and MidSouth Bank (incorporated herein by reference to Appendix A to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014) (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

2.2	Agreement and Plan of Reorganization and Bank Merger, dated as of December 14, 2015 among Franklin Financial Network, Inc., Franklin Synergy Bank and Civic Bank & Trust (incorporated herein by reference to Exhibit 2.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 14, 2015) (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

2.3	Amendment No. 1 to the Agreement and Plan of Reorganization and Bank Merger, dated May 9, 2016, among Civic Bank & Trust, Franklin Financial Network, Inc. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 2.1 to Form 10-Q (File No. 001-36895) filed with the Securities and Exchange Commission on May 10, 2016).

2.4	Amendment No. 2 to the Agreement and Plan of Reorganization and Bank Merger, dated March 30, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2017).

2.5	Amendment No. 3 to the Agreement and Plan of Reorganization and Bank Merger, dated September 29, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on October 5, 2017).

3.1	Charter of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.2	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated November 15, 2007 (incorporated herein by reference to Exhibit 3.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.3	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated June 17, 2010 (incorporated herein by reference to Exhibit 3.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.4	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated September 27, 2011 (incorporated herein by reference to Exhibit 3.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.5	Articles of Amendment to the Charter Designating Senior Non-Cumulative Perpetual Preferred Stock, Series A of Franklin Financial Network, Inc., dated September 26, 2011 (incorporated herein by reference to Exhibit 3.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

3.6	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated March 10, 2015 (incorporated herein by reference to Exhibit 3.6 to Form 10-K (File No. 333-193951) filed with the Securities and Exchange Commission on March 11, 2015).

3.7	Articles of Amendment to the Charter of Franklin Financial Network, Inc., dated May 25, 2017 (incorporated herein by reference to Exhibit 3.1 to Form 10-Q (File No. 001-36895) filed with the Securities and Exchange Commission on August 9, 2017).

3.8	Amended and Restated Bylaws of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 3.7 to Form 10-K (File No. 333-193951) filed with the Securities and Exchange Commission on March 11, 2015).

4.1	Specimen Stock Certificate of Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

4.2	See Exhibits 3.1 through 3.4 and Exhibits 3.6 through 3.8 for provisions of the Charter and Bylaws defining rights of holders of the Registrant’s Common Stock.

4.3	Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2016).

4.4	First Supplemental Indenture, dated March 31, 2016, by and between Franklin Financial Network, Inc. and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2016).

4.5	Global Note representing Franklin Financial Network, Inc.’s Fixed-to-Floating Rate Subordinated Notes due 2026 (incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 31, 2016).

4.6	Form of 7.00% Fixed-to-Floating Rate Subordinated Note Due 2026 (incorporated herein by reference to Exhibit 4.1 to Form 8-K(File No. 001-36895) filed with the Securities and Exchange Commission on June 30, 2016).

4.7	Form of Lock-Up Agreement between Franklin Financial Network, Inc. and certain Directors of Civic Bank & Trust (incorporated herein by reference to Exhibit 4.7 to Amendment No. 1 to Form S-4 (File No. 333-209527) filed with the Securities and Exchange Commission on January 24, 2018).

10.1	Retail Lease Agreement, dated as of December 21, 2011 by and between Westhaven Town Center Fund I, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.2	Triple Net Office Lease Agreement, dated as of June 12, 2012 by and between Berry Farms Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.3	Lease Agreement, dated as of December 12, 2012 by and between First Farmers and Merchants Bank and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.4	First Amendment to Lease Agreement, dated as of February 1, 2016 by and between Overlook Center, LLC as successor in interest to First Farmers and Merchants Bank and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.5	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 201, 202 and 203) (incorporated herein by reference to Exhibit 10.4 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.6	Triple Net Office Lease Agreement, dated as of May 4, 2010 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.5 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.7	Amendment to Triple Net Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.7 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.8	Lease, dated as of May 21, 2012 by and between CHHM Properties and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.6 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.9	Lease Agreement, effective October 8, 2008 by and between UCM/ProVenture-Synergy Business Park, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.12 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.10	Lease Amendment No. 1, dated as of June 11, 2013 by and between Mooreland Investors, LP, successor in interest to UCM/ProVenture-Synergy Business Park, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.13 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.11	Office Lease Agreement, dated as of May 11, 2007 by and between PCC Investments II, LLC and Franklin Financial Network, Inc. (Aspen Brook Village Suites 106, 107 and 108) (incorporated herein by reference to Exhibit 10.14 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.12	Lease dated as of April 20, 2010 by and between Edwin B. Raskin Company, as agent for SIG, LLC, and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.15 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.13*	Form of Franklin Financial Network, Inc.’s Organizers’ Warrant Agreement (incorporated herein by reference to Exhibit 10.16 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.14*	Form of Franklin Financial Network, Inc. Award Agreement for Non-Qualified Stock Options (incorporated herein by reference to Exhibit 10.49 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.15*	Form of Franklin Financial Network, Inc. Award Agreement for Restricted Stock (incorporated herein by reference to Exhibit 10.50 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.16*	Form of Franklin Financial Network, Inc. Award Agreement for Incentive Stock Options (incorporated herein by reference to Exhibit 10.51 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.17*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.17 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.18*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.18 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.19*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.19 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.20*	Employment Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.20 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.21*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.21 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.22*	Employment Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.22 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.23*	Employment Agreement dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.23 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.24*	Form of Employment Agreement by and between Franklin Financial Network, Inc. and Sarah Meyerrose (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 21, 2016).

10.25*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Richard E. Herrington (incorporated herein by reference to Exhibit 10.24 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.26*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Kevin A. Herrington (incorporated herein by reference to Exhibit 10.25 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.27*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.26 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.28*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.27 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.29*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.28 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.30*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.29 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.31*	Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and Sally P. Kimble (incorporated herein by reference to Exhibit 10.30 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.32*	Form of Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement by and between Franklin Financial Network, Inc. and Sarah Meyerrose (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 21, 2016).

10.33*	Form of Lee M. Moss Employment Agreement (incorporated herein by reference to Exhibit 10.34 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.34*	Form of Lee M. Moss Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.35 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.35*	Form of Lee M. Moss Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.36 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.36*	Form of Kevin D. Busbey Employment Agreement (incorporated herein by reference to Exhibit 10.37 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.37*	Form of Kevin D. Busbey Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.38 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.38*	Form of Kevin D. Busbey Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.39 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.39*	Form of Dallas G. Caudle, Jr. Employment Agreement (incorporated herein by reference to Exhibit 10.40 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.40*	Form of Dallas G. Caudle, Jr. Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.41 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.41*	Form of Dallas G. Caudle, Jr. Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.42 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.42*	Form of D. Edwin Jernigan, Jr. Retention Bonus Agreement (incorporated herein by reference to Exhibit 10.43 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.43*	Form of D. Edwin Jernigan, Jr. Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.44 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.44*	Franklin Financial Network, Inc. 2007 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.45 to Form S-4(File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.45*	Franklin Financial Network, Inc. 2017 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A (File No. 001-36895) filed with the Securities and Exchange Commission on April 14, 2017).

10.46	Form of Split Dollar Life Insurance Agreement (incorporated herein by reference to Exhibit 10.48 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.47	Contract for Sale of Real Estate, dated as of December 5, 2014 by and between Franklin Synergy Bank and Murfreesboro Branches, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.48	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.49	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.50	Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.51	Asset Purchase and Sale Agreement, by and between BCG Consulting, LLC, Banc Compliance Group, Inc. and Franklin Financial Network, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on January 2, 2015).

10.52	Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2610 Old Fort Parkway, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.53	Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 724 President Place, Smyrna, Tennessee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.54	Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2782 South Church Street, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.55	Triple Net Office Lease Agreement, dated as of June 11, 2015 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on June 12, 2015).

10.56	Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on July 29, 2015).

10.57	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on September 29, 2015).

10.58	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities Exchange Commission on October 13, 2015).

10.59	Amendment to the Contract (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on October 13, 2015).

10.60	Amendment to the Contract, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.57 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.61	Standard Form of Agreement Between Owner and Contractor, by and between Franklin Synergy Bank and Century Skanska (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on July 13, 2016).

10.62	Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.59 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.63	Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.60 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.64	Triple Net Office Lease Agreement, by and between Gateway Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on April 4, 2016).

10.65	Commencement Agreement, dated May 15, 2017 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-36895) filed with the Securities and Exchange Commission on August 9, 2017).

10.66	Form of Subordinated Note Purchase Agreement, dated as of June 30, 2016, by and among Franklin Financial Network, Inc. and the several purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 30, 2016).

10.67	Triple Net Office Lease Agreement, by and between Petra Real Estate Partners II, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 27, 2017).

10.68	Lease Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 27, 2017).

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Crowe Horwath LLP.

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Franklin Financial Network, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2018

FRANKLIN FINANCIAL NETWORK, INC.

By:	/s/ Richard E. Herrington
Richard E. Herrington
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Herrington Richard E. Herrington	Chairman, President & CEO (Principal Executive Officer)	March 14, 2018

/s/ Sarah Meyerrose Sarah Meyerrose	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ Jimmy E. Allen	Director	March 14, 2018
Jimmy E. Allen

/s/ James W. Cross, IV	Director	March 14, 2018
James W. Cross, IV

Director
Paul M. Pratt, Jr.

/s/ Pamela J. Stephens	Director	March 12, 2018
Pamela J. Stephens

Director
Melody J. Sullivan

/s/ Gregory E. Waldron	Director	March 14, 2018
Gregory E. Waldron

/s/ Benjamin Wynd	Director	March 12, 2018
Benjamin Wynd

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Franklin Financial Network, Inc.

Franklin, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Network, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2007.

Franklin, Tennessee

March 16, 2018

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

	2017	2016
ASSETS
Cash and due from financial institutions	$251,543	$90,927
Certificates of deposit at other financial institutions	2,855	1,055
Securities available for sale	999,881	754,755
Securities held to maturity (fair value 2017—$217,608 and 2016—$227,892)	214,856	228,894
Loans held for sale, at fair value	12,024	23,699
Loans	2,256,608	1,773,592
Allowance for loan losses	(21,247)	(16,553)

Net loans	2,235,361	1,757,039

Restricted equity securities, at cost	18,492	11,843
Premises and equipment, net	11,281	9,551
Accrued interest receivable	11,947	9,931
Bank owned life insurance	49,085	23,267
Deferred tax asset	10,007	15,013
Foreclosed assets	1,503	—
Servicing rights, net	3,620	3,621
Goodwill	9,124	9,124
Core deposit intangible, net	1,007	1,480
Other assets	10,940	2,990

Total assets	$3,843,526	$2,943,189

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$272,172	$233,781
Interest bearing	2,895,056	2,158,037

Total deposits	3,167,228	2,391,818
Federal funds purchased and repurchase agreements	31,004	83,301
Federal Home Loan Bank advances	272,000	132,000
Subordinated notes, net	58,515	58,337
Accrued interest payable	2,769	1,924
Other liabilities	7,357	5,448

Total liabilities	3,538,873	2,672,828
Equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 10,000 shares authorized; no shares outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, no par value: 30,000,000 and 20,000,000 shares authorized at December 31, 2017 and 2016, respectively; 13,237,128 and 13,036,954 issued at December 31, 2017 and 2016, respectively	222,665	218,354
Retained earnings	88,671	59,386
Accumulated other comprehensive loss	(6,786)	(7,482)

Total shareholders’ equity	304,550	270,258
Noncontrolling interest in consolidated subsidiary	103	103

Total equity	$304,653	$270,361

Total liabilities and equity	$3,843,526	$2,943,189

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	2017	2016	2015
Interest income and dividends
Loans, including fees	$100,470	$78,236	$53,574
Securities:
Taxable	21,309	15,306	12,362
Tax-exempt	8,593	5,609	2,331
Dividends on restricted equity securities	928	500	350
Federal funds sold and other	1,153	256	104

Total interest income	132,453	99,907	68,721

Interest expense
Deposits	27,464	14,234	8,688
Federal funds purchased and repurchase agreements	407	303	306
Federal Home Loan Bank advances	3,215	884	312
Subordinated notes and other borrowings	4,321	2,902	—

Total interest expense	35,407	18,323	9,306

Net interest income	97,046	81,584	59,415
Provision for loan losses	4,313	5,240	5,030

Net interest income after provision for loan losses	92,733	76,344	54,385

Noninterest income
Service charges on deposit accounts	154	185	113
Other service charges and fees	3,041	3,041	2,644
Net gain on sale of loans	6,779	7,183	6,959
Wealth management	2,577	1,894	1,283
Loan servicing fees, net	336	22	227
Gain on sales and calls of securities	896	2,172	833
Net gain (loss) on foreclosed assets	(7)	40	26
Other	945	603	771

Total noninterest income	14,721	15,140	12,856

Noninterest expense
Salaries and employee benefits	35,268	30,029	24,040
Occupancy and equipment	9,219	7,627	6,589
FDIC assessment expense	3,680	2,068	1,167
Marketing	965	762	956
Professional fees	3,395	3,546	2,425
Other	8,297	7,649	6,963

Total noninterest expense	60,824	51,681	42,140

Income before income tax expense	46,630	39,803	25,101
Income tax expense	18,531	11,746	9,021

Net income	28,099	28,057	$16,080
Dividends paid on Series A preferred stock	—	(23)	(100)
Earnings attributable to noncontrolling interest	(16)	—	—

Net income available to common shareholders	$28,083	$28,034	$15,980

Earnings per share:
Basic	$2.14	$2.56	$1.62
Diluted	2.04	2.42	1.54

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	2017	2016	2015
Net income	$28,099	$28,057	$16,080
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	4,015	(9,609)	(3,220)
Reclassification adjustment for gains on sales, calls, and prepayments of securities included in net income	(896)	(2,172)	(833)

Net unrealized gains (losses)	3,119	(11,781)	(4,053)

Tax effect, includes $351, $852, and $327, respectively, income tax expense from gains on sales of securities	(1,221)	4,619	1,557

Total other comprehensive income (loss)	1,898	(7,162)	(2,496)

Comprehensive income	$29,997	$20,895	$13,584

NOTE: No other comprehensive income is allocated to noncontrolling interest.

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2014	$10,000	7,756,411	$94,251	$15,372	$2,176	$—	$121,799
Exercise of common stock options, includes net settlement of shares	—	125,478	1,301	—	—	—	1,301
Exercise of common stock warrants	—	6,570	79	—	—	—	79
Dividends paid on Series A preferred stock	—	—	—	(100)	—	—	(100)
Issuance of restricted stock, net of forfeitures	—	28,229	—	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	860	—	—	—	860
Stock issued related to initial public offering, net of stock issuance costs of $5,017	—	2,640,000	50,423	—	—	—	50,423
Stock issued in conjunction with 401(k) employer match, net of distributions	—	14,689	337	—	—	—	337
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	533	—	—	—	533
Net income	—	—	—	16,080	—	—	16,080
Other comprehensive income	—	—	—	—	(2,496)	—	(2,496)

Balance at December 31, 2015	$10,000	10,571,377	$147,784	$31,352	$(320)	$—	$188,816
Exercise of common stock options, includes net settlement of shares	—	190,389	1,571	—	—	—	1,571
Exercise of common stock warrants	—	8,450	101	—	—	—	101
Redemption of Series A preferred stock	(10,000)	—	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	—	(23)
Issuance of restricted stock, net of forfeitures	—	34,001	—	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	1,641	—	—	—	1,641
Stock issued related to public offering, net of stock issuance costs of $4,203	—	2,242,500	67,557	—	—	—	67,557
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(9,763)	(300)	—	—	—	(300)
Issuance of preferred stock of consolidated subsidiary to noncontrolling interest, net of issuance costs	—	—	—	—	—	103	103
Net income	—	—	—	28,057	—	—	28,057
Other comprehensive loss	—	—	—	—	(7,162)	—	(7,162)

Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	$103	$270,361
Exercise of common stock options, includes net settlement of shares	—	166,894	1,615	—	—	—	1,615
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Issuance of restricted stock, net of forfeitures	—	26,718	—	—	—	—	—

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Stock based compensation expense, net of forfeitures	—	—	2,802	—	—	—	2,802
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(5,899)	(256)	—	—	—	(256)
Earnings attributable to noncontrolling interest	—	—	—	—	—	16	16
Net income available to common shareholders	—	—	—	28,083	—	—	28,083
Noncontrolling interest distributions	—	—	—	—	—	(16)	(16)
Reclassification of disproportionate tax effect (Note 1)	—	—	—	1,202	(1,202)	—	—
Other comprehensive income	—	—	—	—	1,898	—	1,898

Balance at December 31, 2017	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except share and per share data)

	2017	2016	2015
Cash flows from operating activities
Net income	$28,099	$28,057	$16,080
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,482	1,330	1,325
Accretion of purchase accounting adjustments	(1,078)	(1,175)	(1,897)
Net amortization of securities	10,129	7,673	4,961
Amortization of loan servicing right asset	934	1,201	909
Amortization of core deposit intangible	473	563	655
Amortization of debt issuance costs	178	124	—
Provision for loan losses	4,313	5,240	5,030
Deferred income tax (benefit)	3,785	(964)	(1,058)
Excess tax benefit related to the exercise of stock options	—	(1,013)	(533)
Origination of loans held for sale	(357,983)	(371,173)	(301,190)
Proceeds from sale of loans held for sale	378,243	367,369	312,150
Net gain on sale of loans	(6,779)	(7,183)	(6,959)
Gain on sale of available for sale securities	(896)	(2,172)	(684)
Gain on call of held to maturity securities	—	—	(149)
Income from bank owned life insurance	(818)	(648)	(611)
(Gain) loss on sale of foreclosed assets	20	(28)	(16)
Loss on sale of assets held for sale	—	98	—
Stock-based compensation	2,802	1,641	860
Compensation expense related to common stock issued to 401(k) plan	—	—	466
Recognition of deferred gain on sale of loans	(58)	(64)	(36)
Recognition of deferred gain on sale of foreclosed assets	(14)	(12)	(10)
Net change in:
Accrued interest receivable and other assets	(10,020)	(2,278)	(5,599)
Accrued interest payable and other liabilities	2,826	1,610	3,584

Net cash from operating activities	55,638	28,196	27,278
Cash flows from investing activities
Available for sale securities:
Sales	240,175	93,873	107,300
Purchases	(664,894)	(391,036)	(498,977)
Maturities, prepayments and calls	175,457	103,307	204,147
Held to maturity securities:
Purchases	(4,266)	(94,749)	(116,322)
Maturities, prepayments and calls	16,326	21,712	10,670
Net change in loans	(487,060)	(468,973)	(515,837)
Purchase of bank owned life insurance	(25,000)	—	(10,344)
Proceeds from sale of buildings held for sale	—	1,542	4,080
Purchase of restricted equity securities	(6,649)	(3,845)	(2,649)
Proceeds from sale of foreclosed assets	1,330	336	531
Purchases of premises and equipment, net	(3,212)	(3,241)	(941)
Increase in certificates of deposits at other financial institutions	(1,800)	(805)	—
Capitalization of foreclosed assets	(35)	—	—

Net cash from investing activities	(759,628)	(741,879)	(818,342)

	2017	2016	2015
Cash flows from financing activities
Increase in deposits	775,410	577,779	641,867
Increase (decrease) in federal funds purchased and repurchase agreements	(52,297)	(17,785)	62,008
Proceeds from Federal Home Loan Bank advances	380,000	325,000	157,000
Repayment of Federal Home Loan Bank advances	(240,000)	(250,000)	(119,000)
Proceeds from other borrowings	—	10,000	—
Repayment of other borrowings	—	(10,000)	—
Proceeds from issuance of subordinated notes, net of issuance costs	—	58,213	—
Proceeds from exercise of common stock warrants	150	101	79
Proceeds from exercise of common stock options	1,615	1,571	1,834
Proceeds from issuance of common stock, net of offering costs	—	67,557	50,423
Divestment of common stock issued to 401(k) plan	(256)	(300)	—
Redemption of Series A preferred stock	—	(10,000)	—
Dividends paid on preferred stock	—	(23)	(100)
Noncontrolling interest distributions	(16)	—	—
Proceeds from issuance of preferred stock of consolidated subsidiary to noncontrolling interest, net of issuance costs	—	103	—

Net cash from financing activities	864,606	752,216	794,111

Net change in cash and cash equivalents	160,616	38,533	3,047
Cash and cash equivalents at beginning of period	90,927	52,394	49,347
Cash and cash equivalents at end of period	$251,543	$90,927	$52,394
Supplemental information:
Interest paid	$34,562	$17,043	$9,083
Income taxes paid	15,680	14,023	9,738
Non-cash supplemental information:
Transfers from loans to foreclosed assets	$2,818	$108	$—
Transfers from premises and equipment to assets held for sale	—	—	1,640

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

On November 10, 2017, Franklin Financial Network, Inc. issued a press release (the “Press Release”) announcing that it had filed with the Federal Reserve an application for the approval of its previously announced merger with Civic Bank & Trust. The proposed acquisition of Civic by the Company, which was originally announced on December 14, 2015, has been approved by each company’s Board of Directors. The Company received approval of the TDFI on April 13, 2016 and approval of the Federal Reserve Bank (FRB) on December 28, 2017. Completion of the transaction is subject to the approval of Civic’s shareholders and satisfaction of customary closing conditions.

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

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No OTTI has been recognized for the years ended December 31, 2017, 2016 or 2015.

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Williamson County and Rutherford County; therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Williamson County and Rutherford County areas. The Company believes there are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Purchased Credit Impaired (PCI) Loans: The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

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

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Troubled debt restructurings (TDRs) are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. TDRs are subsequently tracked and reviewed for impairment quarterly. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history from the Bank’s peer group over the past three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

•	Construction and land development loans include loans to finance the process of improving, preparatory or erecting new structures or the on-site construction of industrial, commercial, residential or farm buildings. Construction and land development loans also include loans secured by vacant land, except land known to be used or usable for agricultural purposes. Construction loans generally are made for relatively short terms. They generally are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. Periodic site inspections are made on construction loans.

•	Commercial real estate loans include loans secured by non-residential real estate, including farmland and improvements thereon. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions may affect the repayment ability of these loans.

•	Residential real estate loans include loans secured by residential real estate, including single-family and multi-family dwellings. Mortgage title insurance and hazard insurance are normally required. Adverse economic conditions in the Company’s market area may reduce borrowers’ ability to repay these loans and may reduce the collateral securing these loans.

•	Commercial and industrial loans include loans for commercial, industrial, healthcare or agricultural purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. Commercial and Agriculture loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

•	Consumer and other loans include loans to individuals for household, family and other personal expenditures that are not secured by real estate. Consumer loans are generally secured by customer deposit accounts, vehicles and other household goods. The collateral securing consumer loans may depreciate over time.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sale of mortgage loans.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” requires all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement during the period in which they occur. Prior to the adoption of ASU 2016-09 in the fourth quarter of 2016, these tax benefits were recorded in the statement of stockholders’ equity directly to additional paid-in-capital.

Income Taxes: Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Accordingly, deferred tax assets that will be realized after December 31, 2017 were revalued using the tax rates enacted as a result of the 2017 Tax Cuts and Jobs Act resulting in a revaluation charge of $5,323. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current Generally Accepted Accounting Principle (“GAAP”)) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The Company elected to adopt this ASU in the fourth quarter of 2016 effective as of January 1, 2016 and has elected to not account for forfeitures as they occur. The adoption of this ASU decreased income tax expense for the year by $1,013 and had no impact for 2017.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company elected to adopt this ASU early. The impact of the new guidance on the Company’s consolidated financial statements was a reclassificiation of $1,202 between retained earnings and other comprehensive income at December 31, 2017.

Recently Issued, Not Yet Effective Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers. ASU 2014-09 created a new topic in the FASB Accounting Standards Codification® (“ASC”), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASU 2014-09 established a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 added a new Subtopic to the ASC, Other Assets and Deferred Costs: Contracts with Customers (“ASC 340-40”), to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and non-monetary exchanges between entities in the same line of business to facilitate sales to customers. The Company’s sources of non-interest income that fall within the scope of the new standard, such as service charges on deposit accounts, debit card interchange income, wealth management fees, and gain on sale of foreclosed property, are all immaterial in comparison with total revenue and are structured in a way that the non-interest income is not earned over a period of time, which is similar to the treatment under previous revenue recognition standards. The Company adopted ASU 2014-09 and applied the modified retrospective approach with a cumulative effect of initial application in the first quarter of 2018 but there was no impact to retained earnings as a result of the adopting the new standard.

In January 2016, FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends prior guidance to require an entity to measure its equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. ASU 2016-01 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

On February 25, 2016, FASB issued ASU 2016-02 which creates Topic 842, Leases and supersedes Topic 840, Leases. ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for public companies for fiscal years beginning on or after December 15, 2018, and for private companies for fiscal years beginning on or after December 15, 2019. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will likely be impacted. This ASU could also impact the reporting of leases as shown in Note 5 - Premises and Equipment and Leases. Management is evaluating the impact ASU 2016-02 will have on the Company’s financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not currently plan to early adopt this ASU. The Company is currently gathering information, reviewing possible vendors and working to determine the methodology to be used. The Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU were effective for the Company January 1, 2018, but it is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. This ASU is not expected impact the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted with modified retrospective application; however, the Company is not expecting to early adopt. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

NOTE 2 - SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. Treasury securities	$229,119	$—	$(210)	$228,909
U.S. government sponsored entities and agencies	20,125	—	(164)	19,961
Mortgage-backed securities: residential	641,225	102	(8,761)	632,566
Mortgage-backed securities: commercial	5,133	—	(59)	5,074
State and political subdivisions	113,468	1,787	(1,884)	113,371

Total	$1,009,070	$1,889	$(11,078)	$999,881

December 31, 2016
Mortgage-backed securities: residential	$614,344	$949	$(8,208)	$607,085
Mortgage-backed securities: commercial	19,439	27	(132)	19,334
State and political subdivisions	133,280	238	(5,182)	128,336

Total	$767,063	$1,214	$(13,522)	$754,755

The amortized cost and fair value of the held to maturity securities portfolio at December 31, 2017 and 2016 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2017
Mortgage backed securities: residential	$93,366	$207	$(1,796)	$91,777
State and political subdivisions	121,490	4,379	(38)	125,831

Total	$214,856	$4,586	$(1,834)	$217,608

December 31, 2016
U.S. government sponsored entities and agencies	$203	$6	$—	$209
Mortgage backed securities: residential	106,169	328	(2,343)	104,154
State and political subdivisions	122,522	1,214	(207)	123,529

Total	$228,894	$1,548	$(2,550)	$227,892

The mortgage backed securities in which the Company has invested, both available for sale and held to maturity, are either issued by or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA).

The proceeds from sales, calls, and prepayments of available for sale securities and the associated gains and losses were as follows:

	2017	2016	2015
Proceeds from sales	$240,175	$93,873	$107,300
Proceeds from calls and prepayments	—	11,805	2,000
Gross gains	1,553	2,557	972
Gross losses	(657)	(385)	(288)

Calls of held to maturity securities resulted in gross gains of $149 during 2015. Gross proceeds from these calls totaled $2,300.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2017
	Amortized Cost	Fair Value
Available for sale
Three months or less	$—	$—
Over three months through one year	229,119	228,909
Over one year through five years	20,125	19,961
Over five years through ten years	420	432
Over ten years	113,048	112,939
Mortgage-backed securities: commercial	5,133	5,074
Mortgage-backed securities: residential	641,225	632,566

Total	$1,009,070	$999,881

Held to maturity
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	1,607	1,651
Over five years through ten years	6,296	6,452
Over ten years	113,587	117,728
Mortgage-backed securities: residential	93,366	91,777

Total	$214,856	$217,608

Securities pledged at December 31, 2017 and 2016 had a carrying amount of $975,518 and $808,224 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2017 and 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for sale
U.S. Treasury securities	$228,909	$(210)	$—	$—	$228,909	$(210)
U.S. government sponsored entities and agencies	19,961	(164)	—	—	19,961	(164)
Mortgage-backed securities: residential	301,158	(2,447)	311,366	(6,314)	612,524	(8,761)
Mortgage-backed securities: commercial	5,074	(59)	—	—	5,074	(59)
State and political subdivisions	1,298	(2)	62,725	(1,882)	64,023	(1,884)

Total available for sale	$556,400	$(2,882)	$374,091	$(8,196)	$930,491	$(11,078)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$11,191	$(69)	$72,582	$(1,727)	$83,773	$(1,796)
State and political subdivisions	262	(2)	1,148	(36)	1,410	(38)

Total held to maturity	$11,453	$(71)	$73,730	$(1,763)	$85,183	$(1,834)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale
Mortgage-backed securities: residential	$465,416	$(7,833)	$9,907	$(375)	$475,323	$(8,208)
Mortgage-backed securities: commercial	15,752	(132)	—	—	15,752	(132)
State and political subdivisions	100,020	(5,182)	—	—	100,020	(5,182)

Total available for sale	$581,188	$(13,147)	$9,907	$(375)	$591,095	$(13,522)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$89,523	$(2,244)	$3,025	$(99)	$92,548	$(2,343)
State and political subdivisions	18,907	(207)	—	—	18,907	(207)

Total held to maturity	$108,430	$(2,451)	$3,025	$(99)	$111,455	$(2,550)

Unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity. At December 31, 2017, the Company had 163 available for sale securities in an unrealized loss position and 33 held to maturity securities in an unrecognized loss position compared to 162 available for sale securities in an unrealized loss position and 38 held to maturity securities in an unrecognized loss position at December 31, 2016.

NOTE 3 - LOANS

Loans at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Loans that are not PCI loans
Construction and land development	$494,818	$489,562
Commercial real estate:
Nonfarm, nonresidential	628,554	458,569
Other	49,684	38,571
Residential real estate:
Closed-end 1-4 family	407,695	254,474
Other	169,640	150,515
Commercial and industrial	502,006	376,476
Consumer and other	3,781	3,359

Loans before net deferred loan fees	2,256,178	1,771,526
Deferred loan fees, net	(1,963)	(793)

Total loans that are not PCI loans	2,254,215	1,770,733
Total PCI loans	2,393	2,859
Allowance for loan losses	(21,247)	(16,553)

Total loans, net of allowance for loan losses	$2,235,361	$1,757,039

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	(642)	1,715	1,387	1,823	30	4,313
Loans charged-off	—	—	(1)	(310)	(49)	(360)
Recoveries	668	—	50	6	17	741

Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	601	1,120	511	2,964	44	5,240
Loans charged-off	(11)	—	(40)	(255)	(42)	(348)
Recoveries	—	—	66	1	7	74

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$2,690	$1,494	$1,791	$650	$55	$6,680
Provision for loan losses	496	1,652	76	2,755	51	5,030
Loans charged-off	—	—	(32)	(48)	(135)	(215)
Recoveries	—	—	26	1	65	92

Total ending allowance balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587

For the years ended December 31, 2017 and 2016, there was $0 in allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016. Purchased and PCI loans are also included in the table. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$879	$—	$879
Collectively evaluated for impairment	3,802	5,981	3,834	6,708	43	20,368
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247

Loans:
Individually evaluated for impairment	$217	$—	$834	$3,090	$—	$4,141
Collectively evaluated for impairment	494,601	678,238	576,501	498,916	3,781	2,252,037
Purchased credit-impaired loans	—	380	105	1,908	—	2,393

Total ending loans balance	$494,818	$678,618	$577,440	$503,914	$3,781	$2,258,571

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,024	$—	$1,024
Collectively evaluated for impairment	3,776	4,266	2,398	5,044	45	15,529
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

Loans:
Individually evaluated for impairment	$1,275	$2,836	$2,190	$3,608	$—	$9,909
Collectively evaluated for impairment	488,287	494,304	402,799	372,868	3,359	1,761,617
Purchased credit-impaired loans	—	394	496	1,969	—	2,859

Total ending loans balance	$489,562	$497,534	$405,485	$378,445	$3,359	$1,774,385

Loans collectively evaluated for impairment reported at December 31, 2017 include certain loans acquired from MidSouth on July 1, 2014. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. On July 1, 2014, acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. As of December 31, 2017, these non-PCI loans had a carrying value of $50,341, comprised of contractually unpaid principal totaling $51,767 and discounts totaling $1,426. Management evaluated these loans for credit deterioration since acquisition and determined that a $10 allowance for loan losses was necessary at December 31, 2017.

The following table presents information related to impaired loans by class of loans as of December 31, 2017 and 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2017
With no allowance recorded:
Construction and land development	$217	$217	$—
Residential real estate:
Closed-end 1-4 family	14	14	—
Other	820	820	—
Commercial and industrial	108	108	—

Subtotal	1,159	1,159	—

With an allowance recorded:
Commercial and industrial	2,982	2,982	879

Subtotal	2,982	2,982	879

Total	$4,141	$4,141	$879

December 31, 2016
With no allowance recorded:
Construction and land development	$1,275	$1,275	$—
Commercial real estate:
Nonfarm, nonresidential	4,423	2,836	—
Residential real estate:
Closed-end 1-4 family	2,069	2,069	—
Other	121	121	—
Commercial and industrial	934	934	—

Subtotal	8,822	7,235	—

With an allowance recorded:
Commercial and industrial	2,864	2,674	1,024

Subtotal	2,864	2,674	1,024

Total	$11,686	$9,909	$1,024

The following table presents the average recorded investment of impaired loans by class of loans for the years ended December 31, 2017, 2016 and 2015:

Average Recorded Investment	2017	2016	2015
With no allowance recorded:
Construction and land development	$921	$474	$494
Commercial real estate:
Nonfarm, nonresidential	1,796	1,892	882
Residential real estate:
Closed-end 1-4 family	649	747	261
Other	331	696	415
Commercial and industrial	899	207	62
Consumer and other	1	8	10

Subtotal	4,597	4,024	2,124

With an allowance recorded:
Residential real estate:
Closed-end 1-4 family	22	55	—
Commercial and industrial	2,480	490	60
Consumer and other	—	—	8

Subtotal	2,502	545	68

Total	$7,099	$4,569	$2,192

The impact on net interest income for these loans was not material to the Company’s results of operations for the years ended December 31, 2017, 2016 and 2015.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016:

	Nonaccrual	Loans Past Due Over 90 Days
December 31, 2017
Residential real estate:
Closed-end 1-4 family	$257	$14
Other	114	—
Commercial and industrial	2,466	191

Total	$2,837	$205

December 31, 2016
Construction and land development	$—	$1,950
Commercial real estate:
Nonfarm, nonresidential	835	—
Residential real estate:
Closed-end 1-4 family	—	452
Other	121	—
Commercial and industrial	2,674	150

Total	$3,630	$2,552

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2017
Construction and land development	$1,918	$136	$—	$2,054	$492,764	$—	$494,818
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	628,554	380	628,934
Other	—	—	—	—	49,684	—	49,684
Residential real estate:
Closed-end 1-4 family	257	—	14	271	407,424	105	407,800
Other	146	719	114	979	168,661	—	169,640
Commercial and industrial	532	27	2,657	3,216	498,790	1,908	503,914
Consumer and other	—	—	—	—	3,781	—	3,781

	$2,853	$882	$2,785	$6,520	$2,249,658	$2,393	$2,258,571

December 31, 2016
Construction and land development	$380	$—	$1,950	$2,330	$487,232	$—	$489,562
Commercial real estate:
Nonfarm, nonresidential	664	—	835	1,499	457,070	394	458,963
Other	—	—	—	—	38,571	—	38,571
Residential real estate:
Closed-end 1-4 family	428	10	452	890	253,584	496	254,970
Other	231	—	121	352	150,163	—	150,515
Commercial and industrial	155	39	2,824	3,018	373,458	1,969	378,445
Consumer and other	—	—	—	—	3,359	—	3,359

	$1,858	$49	$6,182	$8,089	$1,763,437	$2,859	$1,774,385

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Total
December 31, 2017
Construction and land development	$494,601	$—	$217	$494,818
Commercial real estate:
Nonfarm, nonresidential	609,458	12,602	6,874	628,934
Other	49,303	—	381	49,684
Residential real estate:
Closed-end 1-4 family	404,832	615	2,353	407,800
Other	167,886	—	1,754	169,640
Commercial and industrial	485,363	10,350	8,201	503,914
Consumer and other	3,777	4	—	3,781

	$2,215,220	$23,571	$19,780	$2,258,571

December 31, 2016
Construction and land development	$488,287	$—	$1,275	$489,562
Commercial real estate:
Nonfarm, nonresidential	449,373	1,847	7,743	458,963
Other	38,571	—	—	38,571
Residential real estate:
Closed-end 1-4 family	251,919	—	3,051	254,970
Other	149,504	—	1,011	150,515
Commercial and industrial	373,243	—	5,202	378,445
Consumer and other	3,359	—	—	3,359

	$1,754,256	$1,847	$18,282	$1,774,385

Troubled Debt Restructurings

As of December 31, 2017, the Company’s loan portfolio contains one loan in the amount of $608 that has been modified in a troubled debt restructuring as of December 31, 2017. There was one loan in the amount of $698 that has been modified in troubled debt restructurings as of December 31, 2016.

NOTE 4 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2017 and 2016 are as follows:

	2017	2016
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$507,233	$499,385
Other	4,626	2,954

Custodial escrow balances maintained in connection with serviced loans were $2,672 and $2,477 at year-end 2017 and 2016.

The related loan servicing rights activity for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Servicing rights:
Beginning of year	$3,621	$3,455	$3,053
Additions	933	1,367	1,311
Amortized to expense	(934)	(1,201)	(909)
Decrease in impairment	—	—	—

End of year	$3,620	$3,621	$3,455

The components of net loan servicing fees for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Loan servicing fees, net:
Loan servicing fees	$1,270	$1,223	$1,136
Amortization of loan servicing fees	(934)	(1,201)	(909)
Change in impairment	—	—	—

Total	$336	$22	$227

The fair value of servicing rights was estimated by management to be approximately $5,089 at December 31, 2017. Fair value for 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%. At December 31, 2016, the fair value of servicing rights was estimated by management to be approximately $5,015. Fair value for 2016 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%.

NOTE 5 - PREMISES AND EQUIPMENT AND LEASES

Year-end premises and equipment were as follows:

	2017	2016
Construction in progress	$3,215	$2,184
Land and land improvements	33	33
Buildings	150	150
Leasehold improvements	7,582	6,149
Furniture, fixtures, and equipment	5,437	5,229
Computer equipment and software	3,380	2,840
Automobiles	29	29

	19,826	16,614
Accumulated depreciation	(8,545)	(7,063)

	$11,281	$9,551

Depreciation and amortization expense was $1,482, $1,330 and $1,325 for the years ended December 31, 2017, 2016 and 2015, respectively.

Operating Leases: The Company leases most of its branches, loan production, and administrative offices under operating leases. Rent expense was $4,454, $3,602 and $2,912 for 2017, 2016 and 2015, respectively. Rent commitments, over the initial lease terms and intended renewal periods were as follows:

	Related Parties	Other	Total
2018	$3,231	$1,292	$4,523
2019	3,277	1,273	4,550
2020	3,324	1,210	4,534
2021	3,371	1,230	4,601
2022	3,420	1,207	4,627
Thereafter	30,845	7,305	38,150

Total	$47,468	$13,517	$60,985

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill: Goodwill was $9,124 at both December 31, 2017 and 2016.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2017, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets: As of December 31, 2017 and 2016, the Company had net core deposit intangibles of $1,007 and $1,480, respectively, all of which is attributed to the acquisition of MidSouth. At the time of the acquisition, the Company recorded a core deposit intangible of $3,060, which is being amortized over 8.2 years. Through December 31, 2017, the Company has recognized amortization of $2,053 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2017 and 2016:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,060	$(2,053)	$3,060	$(1,580)

Aggregate amortization expense was $473, $563 and $655 for 2017, 2016 and 2015, respectively.

The following table presents estimated amortization expense for each of the next five years:

2018	382
2019	291
2020	201
2021	110
2022	23

NOTE 7 - DEPOSITS

At December 31, 2017 and 2016, time deposits in denominations of $250 or greater totaled $392,633 and $289,571, respectively. At December 31, 2017 and 2016, the Company had $224 and $192, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Scheduled maturities of time deposits for the next five years were as follows:

2018	$875,033
2019	193,967
2020	65,102
2021	56,984
2022	39,350

NOTE 8 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

As of December 31, 2017 and 2016, the Bank had federal funds lines (or the equivalent thereof) with correspondent banks totaling $217,500 and $199,900, respectively. There was $0 and $46,805 in outstanding federal funds purchased at December 31, 2017 and 2016, respectively.

The Bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At December 31, 2017 and December 31, 2016, these short-term borrowings totaled $31,004 and $36,496, respectively, and are secured by securities with carrying amounts of $41,618 and $41,136, respectively. At December 31, 2017, the Company had $31,004 in repurchase agreements that had one-day maturities.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2017	2016	2015
Average daily balance during the year	$32,428	$39,647	$38,241
Average interest rate during the year	0.85%	0.58%	0.53%
Maximum month-end balance during the year	$33,989	$61,669	$61,261
Weighted average interest rate at year end	1.14%	0.56%	0.64%

The following table provides additional details as of December 31, 2017:

As of December 31, 2017	U.S. Government Sponsored Entities and Agencies Securities	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$—	$1,004	$42,109	$43,113
Borrowings related to pledged amounts	$—	$—	$31,004	$31,004
Market value pledged as a % of borrowings	—%	—%	136%	139%

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the Federal Home Loan Bank of Cincinnati (“FHLB”), which is secured by a blanket pledge of 1-4 family residential mortgage loans and home equity lines of credit. The availability of the line is dependent, in part, on available collateral.

At December 31, 2017 and 2016, the Company had received advances from the FHLB totaling $272,000 and $132,000, respectively. At December 31, 2017, the scheduled maturities of these advances and interest rates were as follows:

	Scheduled Maturities	Weighted Average Rates
2018	$157,000	1.19%
2019	60,000	1.46%
2020	55,000	1.72%
2021	—	—
2022	—	—
Thereafter	—	—

Total	$272,000	1.36%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Qualifying loans totaling approximately $573,827 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2017. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow up to an additional $70,004 as of December 31, 2017.

NOTE 10 – SUBORDINATED NOTES

At December 31, 2017, the Company’s subordinated notes, net of issuance costs, totaled $58,515. The Company’s subordinated notes, net of issuance costs, totaled $58,337 at December 31, 2016. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 15 of the consolidated financial statements.

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

NOTE 11 – BENEFIT PLANS

A 401(k) benefit plan was adopted to begin benefits on May 1, 2008. The 401(k) benefit plan allows employee contributions of their compensation subject to certain limitations. Employee contributions are matched in the Company’s common stock equal to 100% of the first 2% of the compensation contributed and 50% of the next 4% of the compensation contributed. Expense for the years ended December 31, 2017, 2016 and 2015 was $621, $523 and $466, respectively.

NOTE 12 – INCOME TAXES

A reconciliation of the income tax expense for the years ended December 31, 2017, 2016 and 2015 to the “expected” tax expense, which was computed by applying the statutory federal income tax rate of 35 percent for 2017, 2016 and 2015 to income before income tax expense, is as follows:

	2017	2016	2015
Computed “expected” tax expense	$16,321	$13,931	$8,785
Increase (reduction) in tax expense resulting from:
State tax expense, net of federal tax effect	333	805	1,031
Effect of statutory rate changes enacted (1)	5,323	—	—
Non-deductible merger costs	19	114	20
Incentive stock options	429	152	58
Bank owned life insurance	(286)	(227)	(214)
Tax-exempt interest income, net of expense	(2,585)	(1,801)	(703)
Insurance premiums	(347)	(364)	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	(728)	(911)	—
Other	52	47	44

Income tax expense	$18,531	$11,746	$9,021

(1)	On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. As a result of the changes under the Tax Act, the Company recorded incremental income tax expense of $5,323 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities at the new federal statutory rate of 21%. Prior to the enactment of the Tax Act, deferred tax assets and liabilities were measured at the previous federal statutory rate of 35%.

Income tax expense (benefit) was as follows:

	2017	2016	2015
Current expense
Federal	$13,653	$11,416	$8,302
State	1,093	1,294	1,777
Deferred expense
Federal	(957)	(908)	(867)
State	(581)	(56)	(191)
Deferred tax revaluation expense	5,323	—	—

Income tax expense	$18,531	$11,746	$9,021

The sources of deferred income tax assets (liabilities) at December 31, 2017 and 2016 and the tax effect is as follows:

	2017	2016
Deferred tax assets:
Organizational and start-up costs	$64	$115
Allowance for loan losses	5,367	6,340
Unrealized loss on securities	2,403	4,826
Net operating loss carry forward	2,317	4,332
Purchase accounting fair value adjustments	1,006	1,914
Accrued other expenses	567	512
Nonaccrual loan interest	355	468
Loan fees	511	312
Other	552	139

Total deferred tax asset	13,142	18,958

Deferred tax liabilities:
Mortgage servicing rights	$(933)	$(1,429)
Premises and equipment	(753)	(1,080)
Prepaid expenses	(469)	(527)
Purchase accounting fair value adjustments	(264)	(639)
Mortgage banking derivatives	—	(8)
Other	(716)	(262)

Total deferred tax liability	(3,135)	(3,945)

Net deferred tax asset	$10,007	$15,013

At December 31, 2017, the federal net operating loss remaining from the acquisition of MidSouth Bank totaled $11.0 million, which will expire at various dates from 2025 to 2031. The federal net operating losses that can be utilized are subject to an annual limitation of $1.3 million. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company does not have any uncertain tax positions and did not have any interest and penalties recorded in the income statement for the years ended December 31, 2017, 2016 and 2015. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2014.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company enters into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences.

Loans to principal officers, directors, and their affiliates during 2017 were as follows:

Beginning balance	$13,571
New loans/advances	20,129
Effect of changes in composition of related parties	—
Participations sold	(1,100)
Repayments	(3,413)

Ending balance	$29,187

Deposits from principal officers, directors, and their affiliates at year end 2017 and 2016 were $17,477 and $18,836.

The Company entered into a 15-year lease agreement for a branch and administrative facility in downtown Franklin, Tennessee on May 7, 2010. The Company also entered into a 15-year lease for its Berry Farms branch in Franklin, Tennessee, on June 12, 2013 with certain outside directors of the Company. The Berry Farms branch opened during 2013. During 2014, the Company entered into 15-year lease agreements for an addition to its branch and administrative facility in downtown Franklin and for its Cool Springs branch in Franklin, Tennessee. During 2015, the Company entered into 15-year lease agreements for three of its Rutherford County branches that were acquired during the acquisition of MidSouth Bank during 2014. During 2015, these three buildings sold to related parties, and lease agreements were executed upon completion of the sale, and during 2016, these properties were sold by the Company’s related parties to an outside party. During 2015, the Company also entered into a lease agreement to expand its downtown Franklin location by adding a mortgage facility and parking garage. The expansion to the downtown Franklin location was completed during 2016.

Rent expense attributable to related party leases in 2017, 2016 and 2015, was $2,582, $2,574 and $2,296, respectively. Rent commitments to related parties, before considering renewal options that generally are present, are disclosed in Note 5. The Company also paid a company affiliated with an outside director $831, $2,261 and $369 for construction of leasehold improvements during 2017, 2016 and 2015, respectively. In addition, the Company also paid a company affiliated with an outside director $997, $806 and $666 for the procurement of various insurance policies during the years ending December 31, 2017, 2016 and 2015, respectively.

NOTE 14 - SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allowed the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. There were 12,461 and 8,450 warrants exercised during 2017 and 2016, respectively. A summary of the stock warrant activity for the years ended December 31, 2017 and 2016 follows:

	2017	2016
Stock warrants exercised:
Intrinsic value of warrants exercised	$329	$181
Cash received from warrants exercised	150	101

The warrants expired on March 30, 2017; therefore, at December 31, 2017, there were no outstanding warrants.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $2,802, $1,641, and $860, respectively, for 2017, 2016, and 2015. The total income tax benefit related to vesting of restricted stock and exercises of stock options was $805, $1,013, and $533, respectively, for 2017, 2016 and 2015.

Stock Option Plan: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan. The Company’s shareholders approved the 2017 Omnibus Equity Incentive Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Omnibus Equity Incentive Plan are substantially similar to the terms of the 2007 Omnibus Equity Incentive Plan it was intended to replace. The 2017 Omnibus Equity Incentive Plan provides for authorized shares up to 5,000,000. At December 31, 2017, there were 4,734,446 authorized shares available for issuance under the 2017 Omnibus Equity Incentive Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2017	2016	2015
Risk-free interest rate	2.05%	1.59%	1.84%
Expected term	6.9 years	7.5 years	7.5 years
Expected stock price volatility	33.21%	30.45%	25.00%
Dividend yield	0.03%	0.22%	0.22%

The weighted average fair value of options granted for the years ending December 31, 2017, 2016 and 2015 was $14.43, $10.23, and $6.44, respectively.

A summary of the activity in the stock option plans for the years ended December 31, 2017, 2016 and 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,210,660	$11.32
Granted	245,449	20.82
Exercised	(138,901)	11.53
Forfeited, expired, or cancelled	(4,417)	19.02

Outstanding at December 31, 2015	1,312,791	$13.04
Granted	299,587	28.85
Exercised	(214,947)	11.31
Forfeited, expired, or cancelled	(2,415)	19.43

Outstanding at December 31, 2016	1,395,016	$16.70
Granted	295,820	37.68
Exercised	(180,555)	11.87
Forfeited, expired, or cancelled	(3,113)	25.37

Outstanding at December 31, 2017	1,507,168	$21.37	6.55	$19,180

Vested or expected to vest	1,431,810	$21.37	6.55	$18,221
Exercisable at December 31, 2017	771,418	$13.79	4.88	$15,666

	2017	2016	2015
Stock options exercised:
Intrinsic value of options exercised	$4,878	$4,725	$1,727
Cash received from options exercised	1,615	1,571	1,301
Tax benefit realized from option exercises	484	843	451

As of December 31, 2017, there was $5,854 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Share Award Plan: Additionally, the Company’s 2007 Omnibus Equity Incentive Plan and the 2017 Omnibus Equity Incentive Plan provide for the granting of restricted share awards and other performance related incentives. When restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of two to five years and vest in equal annual installments on the anniversary date of the grant. During 2017, 27,282 restricted share awards were granted from the Company’s 2007 Omnibus Equity Incentive Plan. All future restricted share awards will be granted from the 2017 Omnibus Equity Incentive Plan.

A summary of activity for non-vested restricted share awards for the year ended December 31, 2017, 2016 and 2015 is as follows:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	102,710	$13.93
Granted	31,938	20.69
Vested	(25,075)	13.99
Forfeited	(3,709)	15.99

Non-vested at December 31, 2015	105,864	$15.89
Granted	36,496	28.47
Vested	(33,407)	17.06
Forfeited	(2,495)	16.97

Non-vested at December 31, 2016	106,458	19.81
Granted	27,282	37.35
Vested	(38,995)	18.40
Forfeited	(564)	28.66

Non-vested at December 31, 2017	94,181	25.42

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2017, there was $1,822 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $1,432, $1,003, and $560, respectively.

NOTE 15 – REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes that, as of December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2017 is 1.25%. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2017 and 2016 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company common equity Tier 1 capital to risk-weighted assets	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Bank Total Capital to risk weighted assets	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Bank Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

December 31, 2016
Company common equity Tier 1 capital to risk-weighted assets	$263,693	11.75%	$101,022	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$338,675	15.09%	$179,595	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$263,693	11.75%	$134,696	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$263,693	9.28%	$113,697	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$319,005	14.18%	$101,216	4.50%	$146,201	6.50%
Bank Total Capital to risk weighted assets	$335,650	14.92%	$179,939	8.00%	$224,924	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$319,005	14.18%	$134,954	6.00%	$179,939	8.00%
Bank Tier 1 (Core) Capital to average assets	$319,005	11.22%	$113,697	4.00%	$142,122	5.00%

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$—	$228,909	$—
U.S. government sponsored entities and agencies	—	19,961	—
Mortgage-backed securities: residential	—	632,566	—
Mortgage-backed securities: commercial	—	5,074	—
State and political subdivisions	—	113,370	—

Total securities available for sale	$—	$999,881	$—

Loans held for sale	$—	$12,024	$—

Mortgage banking derivatives	$—	$175	$—

Financial Liabilities
Mortgage banking derivatives	$—	$35	$—

	Fair Value Measurements at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
Mortgage-backed securities-residential	$—	$607,085	$—
Mortgage-backed securities-commercial	—	19,334	—
State and political subdivisions	—	128,336	—

Total securities available for sale	$—	$754,755	$—

Loans held for sale	$—	$23,699	$—

Mortgage banking derivatives	$—	$229	$—

Financial Liabilities
Mortgage banking derivatives	$—	$66	$—

At December 31, 2017, the unpaid principal balance of loans held for sale was $11,681, resulting in an unrealized gain of $343 included in gains on sale of loans. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2017. At December 31, 2016, the unpaid principal balance of loans held for sale was $23,457, resulting in an unrealized gain of $242 included in gains on sale of loans.

There were no transfers between levels during 2017 and 2016.

At December 31, 2017 and 2016, there was one collateral dependent impaired loan carried at fair value of $1,831, and $1,650, respectively.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,503 and $0 as of December 31, 2017 and 2016, respectively. There were no properties at December 31, 2017 that had required write-downs to fair value resulting in no write downs for the year ended December 31, 2016.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 and 2016 are as follows:

			Fair Value Measurements at
	Carrying		December 31, 2017 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$251,543	$251,543	$—	$—	$251,543
Securities available for sale	999,881	—	999,881	—	999,881
Certificates of deposit held at other financial institutions	2,855	—	2,855	—	2,855
Securities held to maturity	214,856	—	217,608	—	217,608
Loans held for sale	12,024	—	12,024	—	12,024
Net loans	2,235,361	—	—	2,230,607	2,230,607
Restricted equity securities	18,492	n/a	n/a	n/a	n/a
Servicing rights, net	3,620	—	—	5,089	5,089
Accrued interest receivable	11,947	73	5,724	6,150	11,947
Financial liabilities
Deposits	$3,167,228	$1,911,928	$1,224,041	$—	$3,135,969
Federal funds purchased and repurchase agreements	31,004	—	31,004	—	31,004
Federal Home Loan Bank advances	272,000	—	270,311	—	270,311
Subordinated notes	58,515	—	—	59,951	59,951
Accrued interest payable	2,769	51	2,030	688	2,769

			Fair Value Measurements at
	Carrying		December 31, 2016 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$90,927	$90,927	$—	$—	$90,927
Securities available for sale	754,755	—	754,755	—	754,755
Certificates of deposit held at other financial institutions	1,055	—	1,055	—	1,055
Securities held to maturity	228,894	—	227,892	—	227,892
Loans held for sale	23,699	—	23,699	—	23,699
Net loans	1,757,039	—	—	1,727,188	1,727,188
Restricted equity securities	11,843	n/a	n/a	n/a	n/a
Servicing rights, net	3,621	—	—	5,015	5,015
Accrued interest receivable	9,931	—	5,172	4,759	9,931
Financial liabilities
Deposits	$2,391,818	$1,551,461	$836,444	$—	$2,387,905
Federal funds purchased and repurchase agreements	83,301	—	83,301	—	83,301
Federal Home Loan Bank advances	132,000	—	131,098	—	131,098
Subordinated notes	58,337	—	—	61,762	61,762
Accrued interest payable	1,924	154	1,075	695	1,924

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

NOTE 17 – MORTGAGE BANKING DERIVATIVES

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. At year-end 2017, the Company had approximately $21,656 of interest rate lock commitments and approximately $35,566 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $175 and $35, respectively, at December 31, 2017. At year-end 2016, the Company had approximately $42,689 of interest rate lock commitments and approximately $50,955 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $229 and $66, respectively, at December 31, 2016. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	2017	2016	2015
Forward contracts related to mortgage loans held for sale and interest rate contracts	$32	$(37)	$103
Interest rate contracts for customers	(54)	(182)	126

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of December 31, 2017 and 2016:

	2017		2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$21,656	$175	$42,689	$229

Forward contracts related to mortgage loans held for sale	$35,566	$(35)	$50,955	$(66)

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,656	$—	$42,689	$—
Unused lines of credit	124,997	480,184	179,096	336,891
Standby letters of credit	9,223	36,401	8,581	16,413

Commitments to make loans are generally made for periods of over 365 days. The fixed rate loan commitments have interest rates ranging from 2.50% to 12.00% and maturity terms ranging from less than 1 year to 30 years.

NOTE 19 – PREFERRED STOCK

In 2011, the Company issued 10,000 shares of preferred stock series A as part of its participation in the Small Business Lending Fund (“SBLF”), when the Company entered into a Small Business Lending Fund Securities Purchase Agreement (“SBLF Purchase Agreement”) with the United States Department of the Treasury (“Treasury”). On March 25, 2016, the Company redeemed the Series A preferred stock that had been issued to the Treasury, and as a result, the Company had no preferred stock issued and outstanding at December 31, 2017 or December 31, 2016.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Franklin Financial Network, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$5,958	$4,366
Investment in banking subsidiaries	358,833	325,571
Investment in other subsidiaries	2,393	1,363
Other assets	235	963

Total assets	$367,419	$332,263

	December 31,
	2017	2016
LIABILITIES AND EQUITY
Subordinated notes	$58,515	$58,337
Accrued expenses and other liabilities	4,354	3,668
Shareholders’ equity	304,550	270,258

Total liabilities and shareholders’ equity	$367,419	$332,263

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2017	2016	2015
Dividends from subsidiaries	$4,000	$2,050	$150
Other income	171	305	488
Interest expense	4,321	2,902	—
Other expense	2,890	2,842	2,270

Loss before income tax and undistributed subsidiaries income	(3,040)	(3,389)	(1,632)
Income tax benefit	(2,671)	(2,320)	(689)
Equity in undistributed subsidiaries income	28,468	29,126	17,023

Net income	$28,099	$28,057	$16,080

Comprehensive income	$29,997	$20,895	$13,584

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$28,099	$28,057	$16,080
Adjustments:
Equity in undistributed subsidiaries income	(28,468)	(29,126)	(17,023)
Excess tax benefit related to the exchange of stock options	—	—	(279)
Amortization of debt issuance costs	178	124	—
Stock-based compensation	219	105	45
Compensation expense related to common stock issued to 401(k) plan	—	—	14
Change in other assets	728	(34)	(629)
Change in other liabilities	686	3,058	463

Net cash from operating activities	1,442	2,184	(1,329)

Cash flows from investing activities
Investments in subsidiaries	(1,359)	(116,850)	(49,809)

Net cash from investing activities	(1,359)	(116,850)	(49,809)

Cash flows from financing activities
Proceeds from other borrowings	—	10,000	—
Repayment of other borrowings	—	(10,000)	—
Proceeds from issuance of subordinated notes, net of issuance costs	—	58,213	—
Proceeds from exercise of common stock warrants	150	101	79
Proceeds from exercise of common stock options	1,615	1,571	1,834
Proceeds from issuance of common stock, net of offering costs	—	67,557	50,423

	Years ended December 31,
	2017	2016	2015
Proceeds from subsidiaries related to issuance of common stock related to 401(k) plan	—	—	319
Divestment of common stock issued to 401(k) plan	(256)	(300)	—
Redemption of Series A preferred stock	—	(10,000)	—
Dividends paid on preferred stock	—	(23)	(100)

Net cash from financing activities	1,509	117,119	52,555

Net change in cash and cash equivalents	1,592	2,453	1,417

Beginning cash and cash equivalents	4,366	1,913	496

Ending cash and cash equivalents	$5,958	$4,366	$1,913

Non-cash supplemental information:
Transfers from subsidiary stock based compensation expense to parent company only additional paid-in capital	$2,583	$1,536	$815

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

	Years Ended December 31,
	2017	2016	2015
Basic
Net income available to common shareholders	$28,083	$28,034	$15,980
Less: earnings allocated to participating securities	(219)	(284)	(174)

Net income allocated to common shareholders	$27,864	$27,750	$15,806

Weighted average common shares outstanding including participating securities	13,145,005	10,933,095	9,885,233
Less: Participating securities	(102,650)	(110,628)	(107,923)

Average shares	13,042,355	10,822,467	9,777,310

Basic earnings per common share	$2.14	$2.56	$1.62

Diluted
Net income allocated to common shareholders	$27,864	$27,750	$15,806
Weighted average common shares outstanding for basic earnings per common share	13,042,355	10,822,467	9,777,310
Add: Dilutive effects of assumed exercises of stock options	633,738	655,485	491,318
Add: Dilutive effects of assumed exercises of stock warrants	1,578	12,667	13,581

Average shares and dilutive potential common shares	13,677,671	11,490,619	10,282,209

Dilutive earnings per common share	$2.04	$2.42	$1.54

Average stock options of 285,706, 165,232, and 245,992 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2017, 2016, and 2015, respectively, because they were antidilutive.

NOTE 22 - CAPITAL OFFERING

The Company completed a secondary public offering of its common stock on November 21, 2016. The Company issued 2,242,500 shares of common stock at a price of $32.00 per share. Net proceeds were as follows:

Gross proceeds	$71,760
Less: Stock offering costs	(4,203)

Net proceeds from issuance of common stock	$67,557

The proceeds of the offering were used to provide capital to Franklin Synergy Bank to support continued growth and for general corporate purposes.

NOTE 23 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2017 and 2016:

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter†	Second Quarter†	First Quarter†
Income Statement Data ($):
Interest income	$35,121	$33,780	$33,011	$30,541	$27,336	$25,724	$24,286	$22,561
Interest expense	10,513	9,454	8,542	6,898	5,637	5,049	4,352	3,285
Net interest income	24,608	24,326	24,469	23,643	21,699	20,675	19,934	19,276
Provision for loan losses	1,295	590	573	1,855	1,145	1,392	1,567	1,136
Noninterest income	3,264	3,569	3,880	4,008	2,553	4,876	4,626	3,085
Noninterest expense	15,987	15,278	15,283	14,276	13,229	13,708	12,913	11,831
Net income before taxes	10,590	12,027	12,493	11,520	9,878	10,451	10,080	9,394
Income tax expense	8,188	3,138	3,619	3,586	2,699	3,314	2,572	3,161
Net income	2,402	8,889	8,874	7,934	7,179	7,137	7,508	6,233
Net income available to common shareholders	2,394	8,889	8,866	7,934	7,179	7,137	7,508	6,210
Earnings per share, basic	$0.18	$0.67	$0.68	$0.61	$0.61	$0.67	$0.70	$0.59
Earnings per share, diluted	$0.17	$0.65	$0.64	$0.58	$0.58	$0.63	$0.66	$0.55

†	The Company adopted Accounting Standard Update 2016-09 during the fourth quarter of 2016, and as a result, the amounts presented for income tax expense, net income, net income available to common shareholders and earnings per share have been adjusted accordingly and will not agree with the Company’s Form 10-Q filings for these quarters. The adoption of ASU 2016-09 impacted previously reported quarterly earnings and/or earnings per share in 2016, as follows: (1) first quarter 2016 – no tax benefit was recorded; decreased diluted earnings per share by $0.01; (2) second quarter 2016 – decreased income tax expense by $509 and increased diluted earnings per share by $0.04; and (3) third quarter 2016 – decreased income tax expense by $107 and increased diluted earnings per share by $0.01.