Form 10-Q
period 2018-03-31
Franklin Financial Network Inc.
filed 2018-05-10
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 30, 2018, was 14,373,890.

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

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from financial institutions	$246,164	$251,543
Certificates of deposit at other financial institutions	2,855	2,855
Securities available for sale	1,186,420	999,881
Securities held to maturity (fair value 2018—$210,888 and 2017—$217,608)	213,381	214,856
Loans held for sale, at fair value	12,871	12,024
Loans	2,310,018	2,256,608
Allowance for loan losses	(21,738)	(21,247)

Net loans	2,288,280	2,235,361

Restricted equity securities, at cost	19,606	18,492
Premises and equipment, net	10,941	11,281
Accrued interest receivable	12,937	11,947
Bank owned life insurance	49,450	49,085
Deferred tax asset	13,807	10,007
Foreclosed assets	1,503	1,503
Servicing rights, net	3,602	3,620
Goodwill	9,124	9,124
Core deposit intangible, net	903	1,007
Other assets	11,819	10,940

Total assets	$4,083,663	$3,843,526

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$298,503	$272,172
Interest bearing	3,056,650	2,895,056

Total deposits	3,355,153	3,167,228
Federal Home Loan Bank advances	317,000	272,000
Federal funds purchased and repurchase agreements	36,071	31,004
Subordinated notes, net	58,559	58,515
Accrued interest payable	2,775	2,769
Other liabilities	9,240	7,357

Total liabilities	3,778,798	3,538,873
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value: 30,000,000 and 30,000,000 shares authorized at March 31, 2018 and December 31, 2017 , respectively; 13,258,142 and 13,237,128 issued at March 31, 2018 and December 31, 2017 , respectively	223,594	222,665
Retained earnings	98,723	88,671
Accumulated other comprehensive loss	(17,555)	(6,786)

Total shareholders’ equity	304,762	304,550
Noncontrolling interest in consolidated subsidiary	103	103

Total equity	304,865	304,653

Total liabilities and equity	$4,083,663	$3,843,526

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income and dividends
Loans, including fees	$28,793	$22,560
Securities:
Taxable	6,111	5,617
Tax-Exempt	1,915	2,020
Dividends on restricted equity securities	274	181
Federal funds sold and other	954	163

Total interest income	38,047	30,541

Interest expense
Deposits	10,643	5,246
Federal Home Loan Bank advances	1,110	508
Federal funds purchased and repurchase agreements	96	70
Subordinated notes and other borrowings	1,082	1,074

Total interest expense	12,931	6,898

Net interest income	25,116	23,643
Provision for loan losses	573	1,855

Net interest income after provision for loan losses	24,543	21,788

Noninterest income
Service charges on deposit accounts	42	30
Other service charges and fees	751	752
Net gains on sale of loans	1,439	2,334
Wealth management	704	593
Loan servicing fees, net	119	107
Net (loss) gain on sale of foreclosed assets	3	3
Other	398	189

Total noninterest income	3,456	4,008

Noninterest expense
Salaries and employee benefits	9,188	8,033
Occupancy and equipment	2,594	2,095
FDIC assessment expense	660	760
Marketing	280	267
Professional fees	869	1,035
Amortization of core deposit intangible	104	127
Other	1,793	1,959

Total noninterest expense	15,488	14,276

Income before income tax expense	12,511	11,520
Income tax expense	2,459	3,586

Net income	10,052	7,934

Net income available to common shareholders	$10,052	$7,934

Earnings per share:
Basic	$0.76	$0.61
Diluted	0.73	0.58

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$10,052	$7,934
Other comprehensive loss, net of tax:
Unrealized gains on securities:
Unrealized holding loss arising during the period	(14,577)	(641)
Reclassification adjustment for gains included in net income	—	—

Net unrealized losses	(14,577)	(641)
Tax effect	3,808	251

Total other comprehensive loss	(10,769)	(390)

Comprehensive income (loss)	$(717)	$7,544

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	103	$270,361
Exercise of common stock options	—	20,268	177	—	—	—	177
Exercise of common stock warrants	—	11,011	132	—	—	—	132
Stock based compensation expense, net of restricted share forfeitures	—	(180)	447	—	—	—	447
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(3,943)	(151)	—	—	—	(151)
Net income	—	—	—	7,934	—	—	7,934
Other comprehensive loss	—	—	—	—	(390)	—	(390)

Balance at March 31, 2017	$—	13,064,110	$218,959	$67,320	$(7,872)	103	$278,510

Balance at December 31, 2017	$—	13,237,128	$222,665	$88,671	$(6,786)	103	$304,653
Exercise of common stock options	—	21,348	220	—	—	—	220
Stock based compensation expense, net of restricted share forfeitures	—	(334)	759	—	—	—	759
Stock issued in conjunction with 401(k) employer match, net of distributions	—	—	(50)	—	—	—	(50)
Net income	—	—	—	10,052	—	—	10,052
Other comprehensive loss	—	—	—	—	(10,769)	—	(10,769)

Balance at March 31, 2018	$—	13,258,142	$223,594	$98,723	$(17,555)	103	$304,865

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$10,052	$7,934
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	403	368
Accretion of purchase accounting adjustments	(252)	(381)
Net amortization of securities	1,904	2,452
Amortization of loan servicing right asset	214	213
Amortization of core deposit intangible	104	127
Amortization of debt issuance costs	44	44
Provision for loan losses	573	1,855
Deferred income tax benefit	10	(561)
Origination of loans held for sale	(83,226)	(65,213)
Proceeds from sale of loans held for sale	83,622	78,379
Net gain on sale of loans	(1,439)	(2,334)
Income from bank owned life insurance	(365)	(155)
Stock-based compensation	759	447
Deferred gain on sale of loans	(4)	(58)
Deferred gain on sale of foreclosed assets	(3)	(3)
Net change in:
Accrued interest receivable and other assets	(1,871)	(1,687)
Accrued interest payable and other liabilities	1,896	5,944

Net cash from operating activities	12,421	27,371
Cash flows from investing activities
Available for sale securities:
Purchases	(224,712)	(363,298)
Maturities, prepayments and calls	22,129	42,167
Held to maturity securities:
Purchases	(1,676)	(1,996)
Maturities, prepayments and calls	2,714	4,335
Net change in loans	(53,240)	(177,360)
Purchase of restricted equity securities	(1,114)	(3,135)
Purchases of premises and equipment, net	(63)	(1,048)
Increase in certificates of deposits at other financial institutions	—	(980)

Net cash from investing activities	(255,962)	(501,315)
Cash flows from financing activities
Increase in deposits	187,925	425,394
Increase (Decrease) in federal funds purchased and repurchase agreements	5,067	(12,871)
Proceeds from Federal Home Loan Bank advances	95,000	230,000
Repayment of Federal Home Loan Bank advances	(50,000)	(145,000)
Proceeds from exercise of common stock warrants	—	132
Proceeds from exercise of common stock options	220	177
Divestment of common stock issued to 401(k) plan	(50)	(151)

Net cash from financing activities	238,162	497,681

Net change in cash and cash equivalents	(5,379)	23,737
Cash and cash equivalents at beginning of period	251,543	90,927

Cash and cash equivalents at end of period	$246,164	$114,664

Supplemental information:
Interest paid	$12,925	$6,829
Income taxes paid	525	530

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. The impact on uncompleted contracts at the date of adoption of this Update was not considered material.

The Company has identified the contract with a customer, identified the performance obligations in the contract, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when (or as) the Company satisfied a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not impacted by the new standard. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying the new standard that significantly affects the determination of the amount and timing of revenue from contracts with customers.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. The Company does not have any equity investments that qualify for consideration under ASU 2016-01. See Note 8, “Fair Value,” for further information regarding the valuation of these loans.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This Accounting Standards Update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update became effective for the Company on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Subtopic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 which creates Topic 842, “Leases” and supersedes Topic 840, “Leases.” ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for the Company for fiscal years beginning on or after December 15, 2018. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset, and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering data to enable review scenarios and to determine which calculations will produce the most reliable results. The impact of adopting ASU 2016-13 is not currently known.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This Update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

Acquisition of Civic Bank & Trust

Effective April 1, 2018, the Company acquired Civic Bank & Trust, which was located in Nashville, Tennessee. Effective with the acquisition, Dr. Anil Patel, who was the chairman of the Civic Bank & Trust board of directors, was added to the Company’s board of directors for a term expiring at the Company’s 2018 annual meeting of shareholders.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. Treasury securities	$289,086	$—	$(515)	$288,571
U.S. government sponsored entities and agencies	20,103	—	(209)	19,894
Mortgage-backed securities: residential	782,579	45	(19,496)	763,128
Mortgage-backed securities: commercial	5,123	—	(112)	5,011
State and political subdivisions	113,295	404	(3,883)	109,816

Total	$1,210,186	$449	$(24,215)	$1,186,420

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. Treasury securities	$229,119	$—	$(210)	$228,909
U.S. government sponsored entities and agencies	20,125	—	(164)	19,961
Mortgage-backed securities: residential	641,225	102	(8,761)	632,566
Mortgage-backed securities: commercial	5,133	—	(59)	5,074
State and political subdivisions	113,468	1,787	(1,884)	113,371

Total	$1,009,070	$1,889	$(11,078)	$999,881

The amortized cost and fair value of the securities held to maturity portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2018
Mortgage backed securities: residential	$92,152	$111	$(3,495)	$88,768
State and political subdivisions	121,229	1,064	(173)	122,120

Total	$213,381	$1,175	$(3,668)	$210,888

December 31, 2017
Mortgage backed securities: residential	$93,366	$207	$(1,796)	$91,777
State and political subdivisions	121,490	4,379	(38)	125,831

Total	$214,856	$4,586	$(1,834)	$217,608

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

Three Months Ended March 31,
	2018	2017
Proceeds	$—	$—
Gross gains	—	—
Gross losses	—	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2018
	Amortized Cost	Fair Value
Available for sale
One year or less	$289,086	$288,571
Over one year through five years	20,103	19,894
Over five years through ten years	410	406
Over ten years	112,885	109,410
Mortgage-backed securities: residential	782,579	763,128
Mortgage-backed securities: commercial	5,123	5,011

Total	$1,210,186	$1,186,420

Held to maturity
One year or less	$501	$511
Over one year through five years	1,106	1,121
Over five years through ten years	11,875	11,907
Over ten years	107,747	108,581
Mortgage-backed securities: residential	92,152	88,768

Total	$213,381	$210,888

Securities pledged at March 31, 2018 and December 31, 2017 had a carrying amount of $1,168,275 and $975,518, respectively, and were pledged to secure public deposits and repurchase agreements.

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Available for sale
U.S. Treasury securities	$288,571	$(515)	$—	$—	$288,571	$(515)
U.S. government sponsored entities and agencies	—	—	19,894	(209)	19,894	(209)
Mortgage-backed securities: residential	436,263	(7,882)	295,862	(11,614)	732,125	(19,496)
Mortgage-backed securities: commercial	5,011	(112)	—	—	5,011	(112)
State and political subdivisions	11,409	(164)	60,804	(3,719)	72,213	(3,883)

Total available for sale	$741,254	$(8,673)	$376,560	$(15,542)	$1,117,814	$(24,215)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$13,636	$(306)	$68,768	$(3,189)	$82,404	$(3,495)
State and political subdivisions	22,825	(127)	1,137	(46)	23,962	(173)

Total held to maturity	$36,461	$(433)	$69,905	$(3,235)	$106,366	$(3,668)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for sale
U.S. Treasury securities	$228,909	$(210)	$—	$—	$228,909	$(210)
U.S. government sponsored entities and agencies	19,961	(164)	—	—	19,961	(164)
Mortgage-backed securities: residential	301,158	(2,447)	311,366	(6,314)	612,524	(8,761)
Mortgage-backed securities: commercial	5,074	(59)	—	—	5,074	(59)
State and political subdivisions	1,298	(2)	62,725	(1,882)	64,023	(1,884)

Total available for sale	$556,400	$(2,882)	$374,091	$(8,196)	$930,491	$(11,078)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$11,191	$(69)	$72,582	$(1,727)	$83,773	$(1,796)
State and political subdivisions	262	(2)	1,148	(36)	1,410	(38)

Total held to maturity	$11,453	$(71)	$73,730	$(1,763)	$85,183	$(1,834)

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

NOTE 3—LOANS

Loans at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Loans that are not PCI loans
Construction and land development	$523,660	$494,818
Commercial real estate:
Nonfarm, nonresidential	673,497	628,554
Other	43,110	49,684
Residential real estate:
Closed-end 1-4 family	430,467	407,695
Other	172,216	169,640
Commercial and industrial	462,954	502,006
Consumer and other	3,899	3,781

Loans before net deferred loan fees	2,309,803	2,256,178
Deferred loan fees, net	(2,225)	(1,963)

Total loans that are not PCI loans	2,307,578	2,254,215
Total PCI loans	2,440	2,393
Allowance for loan losses	(21,738)	(21,247)

Total loans, net of allowance for loan losses	$2,288,280	$2,235,361

The following table presents the activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2018 and 2017:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	582	(106)	(241)	328	10	573
Loans charged-off	(39)	—	(7)	(49)	(11)	(106)
Recoveries	—	—	19	—	5	24

Total ending allowance balance	$4,345	$5,875	$3,605	$7,866	$47	$21,738

Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	61	393	262	1,117	22	1,855
Loans charged-off	—	—	—	(300)	(23)	(323)
Recoveries	—	—	12	—	8	20

Total ending allowance balance	$3,837	$4,659	$2,672	$6,885	$52	$18,105

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$543	$—	$543
Collectively evaluated for impairment	4,345	5,875	3,605	7,317	47	21,189

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Purchased credit-impaired loans	—	—	—	6	—	6

Total ending allowance balance	$4,345	$5,875	$3,605	$7,866	$47	$21,738

Loans:
Individually evaluated for impairment	$165	$—	$694	$2,466	$—	$3,325
Collectively evaluated for impairment	523,495	716,607	601,989	460,488	3,899	2,306,478
Purchased credit-impaired loans	—	371	96	1,973	—	2,440

Total ending loans balance	$523,660	$716,978	$602,779	$464,927	$3,899	$2,312,243

December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$879	$—	$879
Collectively evaluated for impairment	3,802	5,981	3,834	6,708	43	20,368
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247

Loans:
Individually evaluated for impairment	$217	$—	$834	$3,090	$—	$4,141
Collectively evaluated for impairment	494,601	678,238	576,501	498,916	3,781	2,252,037
Purchased credit-impaired loans	—	380	105	1,908	—	2,393

Total ending loans balance	$494,818	$678,618	$577,440	$503,914	$3,781	$2,258,571

Loans collectively evaluated for impairment reported at March 31, 2018 include certain acquired loans. At March 31, 2018, these non-PCI loans had a carrying value of $50,759, comprised of contractually unpaid principal totaling $52,121 and discounts totaling $1,362. Management evaluated these loans for credit deterioration since acquisition and determined that $10 in allowance for loan losses was necessary at March 31, 2018. As of December 31, 2017, these non-PCI loans had a carrying value of $50,341, comprised of contractually unpaid principal totaling $51,767 and discounts totaling $1,426. Management evaluated these loans for credit deterioration since acquisition and determined that a $10 allowance for loan losses was necessary at December 31, 2017.

The following table presents information related to impaired loans by class of loans as of March 31, 2018 and December 31, 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2018
With no allowance recorded:
Construction and land development	$203	$165	$—
Commercial real estate:
Nonfarm, nonresidential	—	—	—
Residential real estate:
Closed-end 1-4 family	581	581	—
Other	113	113	—
Commercial and industrial	92	92	—
Consumer and other	—	—	—

Subtotal	989	951	—
With an allowance recorded:
Commercial and industrial	2,374	2,374	543

Subtotal	2,374	2,374	543

Total	$3,363	$3,325	$543

December 31, 2017
With no allowance recorded:
Construction and land development	$217	$217	$—

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
Residential real estate:
Closed-end 1-4 family	14	14	—
Other	820	820	—
Commercial and industrial	108	108	—

Subtotal	1,159	1,159	—

With an allowance recorded:
Commercial and industrial	2,982	2,982	879

Subtotal	2,982	2,982	879

Total	$4,141	$4,141	$879

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Average Recorded Investment	2018	2017
With no allowance recorded:
Construction and land development	$367	$—
Commercial real estate:
Nonfarm, nonresidential	—	4,128
Residential real estate:
Closed-end 1-4 family	420	1,799
Other	372	120
Commercial and industrial	626	—

Subtotal	1,785	6,047

With an allowance recorded:
Commercial and industrial	$1,785	$2,585

Subtotal	1,785	2,585

Total	$3,570	$8,632

The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2018 and 2017.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017:

	Nonaccrual	Loans Past Due Over 90 Days
March 31, 2018
Construction and land development	$165	$—
Residential real estate:
Closed-end 1-4 family	581	—
Other	113	12
Commercial and industrial	2,466	166

Total	$3,325	$178

December 31, 2017
Residential real estate:
Closed-end 1-4 family	$257	$14
Other	114	—
Commercial and industrial	2,466	191

Total	$2,837	$205

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Loans Not Past Due	PCI Loans	Total
March 31, 2018
Construction and land development	$473	$—	$—	$165	$638	$523,022	$—	$523,660
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	—	673,497	371	673,868
Other	5	—	—	—	5	43,105	—	43,110
Residential real estate:
Closed-end 1-4 family	610	1,060	—	581	2,251	428,216	96	430,563
Other	116	—	12	113	241	171,975	—	172,216
Commercial and industrial	440	195	166	2,466	3,267	459,687	1,973	464,927
Consumer and other	—	200	—	—	200	3,699	—	3,899

	$1,644	$1,455	$178	$3,325	$6,602	$2,303,201	$2,440	$2,312,243

December 31, 2017
Construction and land development	$1,918	$136	$—	$—	$2,054	$492,764	$—	$494,818
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	—	628,554	380	628,934
Other	—	—	—	—	—	49,681	—	49,684
Residential real estate:
Closed-end 1-4 family	—	—	14	257	271	407,424	105	407,800
Other	146	719	—	114	979	168,661	—	169,640
Commercial and industrial	532	27	191	2,466	3,216	498,790	1,908	503,914
Consumer and other	—	—	—	—	—	3,781	—	3,781

	$2,596	$882	$205	$2,837	$6,520	$2,249,658	$2,393	$2,258,571

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Total
March 31, 2018
Construction and land development	$519,831	$3,664	$165	$523,660
Commercial real estate:
Nonfarm, nonresidential	658,683	11,098	4,087	673,868
Other	42,730	—	380	43,110
Residential real estate:
Closed-end 1-4 family	426,856	—	3,707	430,563
Other	170,467	—	1,749	172,216
Commercial and industrial	448,395	9,003	7,529	464,927
Consumer and other	3,896	3	—	3,899

	$2,270,858	$23,768	$17,617	$2,312,243

	Pass	Special Mention	Substandard	Total
December 31, 2017
Construction and land development	$494,601	$—	$217	$494,818
Commercial real estate:
Nonfarm, nonresidential	609,458	12,602	6,874	628,934
Other	49,303	—	381	49,684
Residential real estate:
1-4 family	404,832	615	2,353	407,800
Other	167,886	—	1,754	169,640
Commercial and industrial	485,363	10,350	8,201	503,914
Consumer and other	3,777	4	—	3,781

	$2,215,220	$23,571	$19,780	$2,258,571

Troubled Debt Restructurings

As of March 31, 2018 and December 31, 2017, the Company’s loan portfolio contains one loan that has been modified in a troubled debt restructuring with a balance of $165 and $608, respectively. During the first quarter of 2018 one loan was added as a troubled debt restructuring with a balance of $165, and the loan that was previously reported as a troubled debt restructuring at December 31, 2017 was paid down by $575 by the borrower, and the remaining $33 was charged off.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$507,375	$507,233
Other	4,589	4,626

The components of net loan servicing fees for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Loan servicing fees, net:
Loan servicing fees	$333	$320
Amortization of loan servicing fees	(214)	(213)
Change in impairment	—	—

Total	$119	$107

The fair value of servicing rights was estimated by management to be approximately $5,305 at March 31, 2018. Fair value for March 31, 2018 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.4%. At December 31, 2017, the fair value of servicing rights was estimated by management to be approximately $5,089. Fair value for December 31, 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%.

NOTE 5—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At March 31, 2018 and December 31, 2017, these short-term borrowings totaled $36,071 and $31,004, respectively, and were secured by securities with carrying amounts of $41,377 and $41,618, respectively. At March 31, 2018, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of March 31, 2018:

As of March 31, 2018	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$919	$40,845	$41,764
Borrowings related to pledged amounts	$—	$36,071	$36,071
Market value pledged as a % of borrowings	—%	113%	116%

The following table provides additional details as of December 31, 2017:

As of December 31, 2017	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$1,004	$42,109	$43,113
Borrowings related to pledged amounts	$—	$31,004	$31,004
Market value pledged as a % of borrowings	—%	136%	139%

NOTE 6—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allowed the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. There were 11,011 warrants exercised during the three months ended March 31, 2017. The warrants expired on March 30, 2017; therefore at March 31, 2018, there were no outstanding warrants associated with the 2010 offering. A summary of the stock warrant activity for the three months ended March 31, 2018 and 2017 follows:

	March 31, 2018	March 31, 2017
Stock warrants exercised:
Intrinsic value of warrants exercised	$—	$291
Cash received from warrants exercised	—	132

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $759 and $447 for the three months ended March 31, 2018 and 2017, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $63 and $93 for the three months ended March 31, 2018 and 2017, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the 2017 Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The 2017 Plan provides for authorized shares up to 5,000,000. At March 31, 2018, there were 4,709,454 authorized shares available for issuance under the 2017 Plan.

On April 12, 2018, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (the “Amended and Restated 2017 Plan”) in order to make the following amendments to the 2017 Plan in response to feedback the Company received from its shareholders:

•	reduce the number of shares of common stock available for issuance from 5,000,000 shares under the 2017 Plan to 3,500,000 shares under the Amended and Restated 2017 Plan;

•	revise the definition of Change in Control to include only actual changes in control (and removed triggering events that represented a potential change in control);

•	remove the Committee’s authority to accelerate vesting (other than in cases of termination of the participant’s employment);

•	remove certain provisions allowing recycling of shares and to clarify that (1) shares tendered in payment of an option, (2) shares delivered or withheld to satisfy tax withholding obligations and (3) shares covered by a stock-settled SAR or other awards that were not issued upon settlement of the award will not be available for issuance under the Amended and Restated 2017 Plan; and

•	remove the ability to grant reload options (automatic granting of new options at the time of exercise).

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	March 31, 2018	March 31, 2017
Risk-free interest rate	2.49%	2.28%
Expected term	7.5 years	7.4 years
Expected stock price volatility	32.48%	34.20%
Dividend yield	0.00%	0.04%

The weighted average fair value of options granted for the three months ended March 31, 2018 and 2017 were $14.77 and $17.25, respectively.

A summary of the activity in the plans for the three months ended March 31, 2018 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,507,168	$21.37	6.55	$19,180
Granted	28,125	36.40
Exercised	(21,348)	10.32
Forfeited, expired, or cancelled	(11,754)	29.37

Outstanding at period end	1,502,191	$21.75	6.41	$16,299

Vested or expected to vest	1,427,082	$21.75	6.41	$15,484
Exercisable at period end	760,955	$14.17	4.75	$14,022

	For the three months ended March 31,
	2018	2017
Stock options exercised:
Intrinsic value of options exercised	$511	$610
Cash received from options exercised	220	177
Tax benefit realized from option exercises	63	93

As of March 31, 2018, there was $5,708 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of activity for non-vested restricted share awards for the three months ended March 31, 2018 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2017	94,181	$25.42
Granted	—	—
Vested	—	—
Forfeited	(334)	37.35

Non-vested at March 31, 2018	96,409	$25.38

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2018, there was $1,580 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. There were no shares that vested during the three months ended March 31, 2018 or 2017, respectively.

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

The Basel III rules additionally provide for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019. The capital conservation buffer in effect for 2018 is 1.875%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of March 31, 2018, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of March 31, 2018 and December 31, 2017 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Company common equity Tier 1 capital to risk-weighted assets	$310,218	11.45%	$121,874	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$390,600	14.42%	$216,665	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$310,218	11.45%	$162,499	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$310,218	7.80%	$158,986	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$365,295	13.49%	$121,874	4.50%	$176,040	6.50%
Bank Total Capital to risk weighted assets	$387,126	14.29%	$216,665	8.00%	$270,831	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$365,295	13.49%	$162,499	6.00%	$216,665	8.00%
Bank Tier 1 (Core) Capital to average assets	$365,295	9.19%	$158,857	4.00%	$198,572	5.00%
December 31, 2017
Company common equity Tier 1 capital to risk-weighted assets	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Bank Total Capital to risk weighted assets	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Bank Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

Note: Minimum ratios presented exclude the capital conservation buffer

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Bank may not currently pay dividends without prior written approval from its primary regulatory agencies.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$—	$288,571	$—
U.S. government sponsored entities and agencies	—	19,894	—
Mortgage-backed securities-residential	—	763,128	—
Mortgage-backed securities-commercial	—	5,011	—
State and political subdivisions	—	109,816	—

Total securities available for sale	$—	$1,186,420	$—

Loans held for sale	$—	$12,871	$—

Mortgage banking derivatives	$—	$382	$—

Financial Liabilities
Mortgage banking derivatives	$—	$45	$—

	Fair Value Measurements at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$—	$228,909	$—
U.S. government sponsored entities and agencies	—	19,961	—
Mortgage-backed securities-residential	—	632,566	—
Mortgage-backed securities-commercial	—	5,074	—
State and political subdivisions	—	113,371	—

Total securities available for sale	$—	$999,881	$—

Loans held for sale	$—	$12,024	$—

Mortgage banking derivatives	$—	$175	$—

Financial Liabilities
Mortgage banking derivatives	$—	$35	$—

As of March 31, 2018, the unpaid principal balance of loans held for sale was $12,554 resulting in an unrealized gain of $317 included in gains on sale of loans. As of December 31, 2017, the unpaid principal balance of loans held for sale was $11,681, resulting in an unrealized gain of $343 included in gains on sale of loans. For the three months ended March 31, 2018 and 2017, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $(26) and $113, respectively. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2018 and December 31, 2017.

There were no transfers between level 1 and 2 during 2018 or 2017.

Assets measured at fair value on a non-recurring basis are summarized below:

There was one collateral-dependent commercial and industrial impaired loans carried at fair value of $1,831 as of March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, there was no additional provision for loan losses recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,503 as of March 31, 2018 and December 31, 2017. The foreclosed property was previously collateral for a commercial real estate loan. There were no properties at March 31, 2018 or 2017 that had required write-downs to fair value resulting in no write downs for the three months ended March 31, 2018 and 2017, respectively.

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	Carrying Amount	Fair Value Measurements at March 31, 2018 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$246,164	$246,164	$—	$—	$246,164
Certificates of deposit held at other financial institutions	2,855	—	2,855	—	2,855
Securities available for sale	1,186,420	—	1,186,420	—	1,186,420
Securities held to maturity	213,381	—	210,888	—	210,888
Loans held for sale	12,871	—	12,871	—	12,871
Net loans	2,288,280	—	—	2,295,275	2,295,275
Restricted equity securities	19,606	n/a	n/a	n/a	n/a
Servicing rights, net	3,602	—	—	5,305	5,305
Mortgage banking derivative assets	382	—	382	—	382
Accrued interest receivable	12,937	182	6,400	6,355	12,937
Financial liabilities
Deposits	$3,355,153	$2,026,994	$1,284,426	$—	$3,311,420
Repurchase agreements	36,071	—	36,071	—	36,071
Federal Home Loan Bank advances	317,000	—	314,341	—	314,341
Subordinated notes, net	58,559	—	—	62,259	62,259
Mortgage banking derivative liabilities	45	—	45	—	45
Accrued interest payable	2,775	93	2,332	350	2,775

	Carrying Amount	Fair Value Measurements at December 31, 2017 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$251,543	$251,543	$—	$—	$251,543
Certificates of deposit held at other financial institutions	2,855	—	2,855	—	2,855
Securities available for sale	999,881	—	999,881	—	999,881
Securities held to maturity	214,856	—	217,608	—	217,608
Loans held for sale	12,024	—	12,024	—	12,024
Net loans	2,235,361	—	—	2,230,607	2,230,607
Restricted equity securities	18,492	n/a	n/a	n/a	n/a
Servicing rights, net	3,620	—	—	5,089	5,089
Mortgage banking derivative assets	175	—	175	—	175
Accrued interest receivable	11,947	73	5,724	6,150	11,947
Financial liabilities
Deposits	$3,167,228	$1,911,928	$1,224,041	$—	$3,135,969
Federal funds purchased and repurchase agreements	31,004	—	31,004	—	31,004
Federal Home Loan Bank advances	272,000	—	270,311	—	270,311
Subordinated notes, net	58,515	—	—	59,951	59,951
Mortgage banking derivative liabilities	35	—	35	—	35
Accrued interest payable	2,769	51	2,030	688	2,769

The methods and assumptions not previously described used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: In accordance with ASU 2016-01, the fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using a cash flow projection methodology that relies on three primary assumptions: (1) the expected prepayment rate of loans; (2) the magnitude of future net losses based on expected default rate and severity of loss; and (3) the discount rate applicable to the expected cash flows of the loan portfolio. Loans are considered a Level 3 classification.

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

	Three Months Ended March 31,
	2018	2017
Basic
Net income available to common shareholders	$10,052	$7,934
Less: earnings allocated to participating securities	(71)	(65)

Net income allocated to common shareholders	$9,981	$7,869

Weighted average common shares outstanding including participating securities	13,249,728	13,049,012
Less: Participating securities	(94,010)	(106,323)

Average shares	13,155,718	12,942,689

Basic earnings per common share	$0.76	$0.61

Diluted
Net income allocated to common shareholders	$9,981	$7,869
Weighted average common shares outstanding for basic earnings per common share	13,155,718	12,942,689
Add: Dilutive effects of assumed exercises of stock options	516,666	708,694
Add: Dilutive effects of assumed exercises of stock warrants	—	5,974

Average shares and dilutive potential common shares	13,672,384	13,657,357

Diluted earnings per common share	$0.73	$0.58

For the three months ended March 31, 2018 and 2017, stock options for 411,279 and 108,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 10—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,559 and $58,515 at March 31, 2018 and at December 31, 2017, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended March 31, 2018 and 2017, amortization of issuance costs has amounted to $45 for both periods.

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest payment frequency through year five*	Semiannually	Semiannually
Interest payment frequency after five years*	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency after five years	Quarterly	Quarterly

*	Through March 31, 2018 all interest payments have been made in accordance with the terms of the agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Form 10-K filed with the SEC on March 16, 2018, which includes additional information about critical accounting policies and practices and risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations. All amounts are in thousands, except per share data or unless otherwise indicated.

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly-owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 14 branches and one loan production office in the demographically attractive and growing Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our Company,” “the Company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements in the Company’s Form 10-K that was filed with the SEC on March 16, 2018. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

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

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $10,052 and $7,934 for the three months ended March 31, 2018 and 2017, respectively. The primary reasons for the increase in net income for the three months ended March 31, 2018 were increased interest income on loans and investment securities due to organic growth in these portfolios, decreased provision for loan losses related to the Company’s loan quality and the decrease in income tax expense related to the Tax Act legislation that was passed in December 2017.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the three months ended March 31, 2018 and 2017 totaled $25,116 and $23,643, respectively, an increase of $1,473, or 6.2%. For the three months ended March 31, 2018 and 2017, interest income was $38,047 and $30,541, respectively, an increase of 24.6%, due to growth in both the loan and investment securities portfolios. For the three months ended March 31, 2018 and 2017, interest expense was $12,931 and $6,898, respectively, an increase of 87.5%, which is a result of increases in interest-bearing deposits and Federal Home Loan Bank advances.

Interest-earning assets averaged $3,867,957 and $3,184,516 during the three months ended March 31, 2018 and 2017, respectively, an increase of $683,441, or 21.5%. This increase was due to organic growth in both the loan portfolio and the securities portfolio over the past year, as well as growth in the average balance of federal funds sold. Average loans increased 23.5%, average investment securities increased 5.7% and average federal funds sold and other increased 208.0%, when comparing the three months ended March 31, 2018 with the same period in 2017.

When comparing the three months ended March 31, 2018 and 2017, the yield on average interest earning assets, adjusted for tax-equivalent yield, remained consistent at 4.06%. When comparing the first quarter of 2018 with the same period in 2017, the tax-equivalent yield on loans increased by 16 basis points. The increase is primarily related to an increase in current interest rates.

For the three months ended March 31, 2018, the tax-equivalent yield on available for sale securities was 2.52%, and for the three months ended March 31, 2017, the tax-equivalent yield on available for sale securities was 2.69%. For the three months ended March 31, 2018, the tax-equivalent yield on held to maturity securities was 3.83%, and for the three months ended March 31, 2017, the tax-equivalent yield on held to maturity securities was 4.20%. The primary driver for the yield decreases in both available for sale securities and held to maturity securities was the decrease in volume of tax-exempt securities that have been purchased combined with the reduction of the effective tax rate.

Interest-bearing liabilities averaged $3,371,827 during the three months ended March 31, 2018, compared to $2,750,555 for the same period in 2017, an increase of $621,272, or 22.6%. Total average interest-bearing deposits grew $533,604, including increases in average brokered deposits of $195,915 and average interest-bearing public funds deposits of $165,726 for the three-month period ended March 31, 2018, as compared to the same period during 2017. Rapid growth in the loan portfolio also resulted in increases in average Federal Home Loan Bank advances of $100,111, when comparing the first three months of 2018 with the same period in 2017.

For the three month periods ended March 31, 2018 and 2017, the cost of average interest-bearing liabilities increased 54 basis points to 1.56% from 1.02%. The increase was primarily due to rate increases in interest-bearing checking, money market deposits, time deposits, and Federal Home Loan Bank advances when comparing the first quarter of 2018 with the first quarter of 2017.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three-months ended March 31, 2018 and 2017:

Average Balances—Yields & Rates(1)

(Dollars are in thousands)

	Three Months Ended March 31,
	2018			2017
	Average Balance(1)	Interest Inc / Exp	Average Yield / Rate	Average Balance(1)	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(2)(6)	$2,307,899	$28,805	5.06%	$1,868,678	$22,583	4.90%
Securities available for sale(6)	1,074,981	6,682	2.52%	991,679	6,584	2.69%
Securities held to maturity(6)	214,214	2,021	3.83%	227,662	2,355	4.20%
Restricted equity securities	18,658	274	5.96%	13,695	181	5.36%
Certificates of deposit at other financial institutions	2,814	12	1.73%	1,820	7	1.56%
Federal funds sold and other(3)	249,391	942	1.53%	80,982	156	0.78%

TOTAL INTEREST EARNING ASSETS	$3,867,957	$38,736	4.06%	$3,184,516	$31,866	4.06%
Allowance for loan losses	(21,683)			(17,162)
All other assets	125,590			96,018

TOTAL ASSETS	$3,971,864			$3,263,372
LIABILITIES & EQUITY
Deposits:
Interest checking	$918,332	$3,166	1.40%	$701,983	$1,062	0.61%
Money market	744,473	2,600	1.42%	613,574	1,228	0.81%
Savings	50,442	38	0.31%	55,613	42	0.31%
Time deposits	1,271,558	4,839	1.54%	1,080,031	2,914	1.09%
Federal Home Loan Bank advances	296,667	1,110	1.52%	196,556	508	1.05%
Federal funds purchased and repurchase agreements	31,823	96	1.22%	44,446	70	0.64%
Subordinated notes and other borrowings	58,532	1,082	7.50%	58,352	1,074	7.46%

TOTAL INTEREST BEARING LIABILITIES	$3,371,827	$12,931	1.56%	$2,750,555	$6,898	1.02%
Demand deposits	286,918			230,494
Other liabilities	13,279			9,610
Total equity	299,840			272,713

TOTAL LIABILITIES AND EQUITY	$3,971,864			$3,263,372
NET INTEREST SPREAD(4)			2.50%			3.04%
NET INTEREST INCOME		$25,805			$24,968
NET INTEREST MARGIN(5)			2.71%			3.18%

(1)	Average balances are average daily balances.
(2)	Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(3)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and at other financial institutions.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.

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

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2018 versus March 31, 2017
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,311	$911	$6,222
Securities available for sale	549	(451)	98
Securities held to maturity	(139)	(195)	(334)
Restricted equity securities	65	28	93
Certificates of deposit at other financial institutions	4	1	5
Federal funds sold and other	325	461	786

TOTAL INTEREST INCOME	$6,115	$755	$6,870

INTEREST EXPENSE
Deposits
Interest checking	$315	$1,789	$2,104
Money market accounts	252	1,120	1,372
Savings	(4)	—	(4)
Time deposits	514	1,411	1,925
Federal Home Loan Bank advances	258	344	602
Federal funds purchased and repurchase agreements	(20)	46	26
Subordinated notes and other borrowings	2	6	8

TOTAL INTEREST EXPENSE	$1,317	$4,716	$6,033

NET INTEREST INCOME	$4,798	$(3,961)	$837

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

The provision for loan losses was $573 and $1,855 for the three months ended March 31, 2018 and 2017, respectively. The decrease in loan loss provision is due primarily to the Company’s loan quality. Nonperforming loans at March 31, 2018 totaled $3,503 compared to $4,036 at March 31, 2017, representing 0.15% and 0.21% of total loans, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2018 and 2017 was $3,456 and $4,008, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Service charges on deposit accounts	$42	$30	$12	40.0%
Other service charges and fees	751	752	(1)	(0.1%)
Net gains on sale of loans	1,439	2,334	(895)	(38.3%)
Wealth management	704	593	111	18.7%
Loan servicing fees, net	119	107	12	11.2%
Net gain on sale of foreclosed assets	3	3	—	—%
Other	398	189	209	110.6%

Total non-interest income	$3,456	$4,008	$(552)	(13.8%)

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and from the fair value adjustments related to mortgage loan derivatives. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price. Also included are changes in the fair value of mortgage banking derivatives entered into by the Company to hedge the change in interest rates on loan commitments prior to their sale in the secondary market. Fluctuations in mortgage interest rates, changes in the demand for certain loans by investors, and whether servicing rights associated with the loans being sold are retained or released all affect the net gains on mortgage loan sales. Net gains for the three months ending March 31, 2018 were $1,439, a decrease of $895, or 38.3%, from $2,334 for the three months ended March 31, 2017. The decrease was due to the volume of mortgage loans originated, the sales related to those loans, and less favorable market rates in first quarter 2018, which resulted in less favorable fair value adjustments on mortgage derivatives.

Wealth management income for the three months ended March 31, 2018 increased $111, or 18.7%, in comparison with the same period in 2017. The increase was primarily due to the growth in the client base and the assets under management in the wealth management division.

Other non-interest income increased $209, or 110.6%, when comparing first quarter 2018 with first quarter 2017. The increase is primarily attributed to bank owned life insurance income increasing $211 when compared to the first quarter of 2017.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2018 and 2017 was $15,488 and $14,276, respectively, an increase of $1,212, or 8.5%. This increase was the result of the following components listed in the table below (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Salaries and employee benefits	$9,188	$8,033	$1,155	14.4%
Occupancy and equipment	2,594	2,095	499	23.8%
FDIC assessment expense	660	760	(100)	(13.2%)
Marketing	280	267	13	4.9%
Professional fees	869	1,035	(166)	(16.0%)
Amortization of core deposit intangible	104	127	(23)	(18.1%)
Other	1,793	1,959	(166)	(8.5%)

Total non-interest expense	$15,488	$14,276	$1,212	8.5%

The increase in non-interest expense noted in the table above is indicative of the Company’s overall growth. The Company’s biggest variances for the three months ended March 31, 2018, in comparison with the same period of 2017, were in salaries and benefits, occupancy and equipment, FDIC assessment expense, professional fees, and other non-interest expense.

Salaries and employee benefits increased $1,155, or 14.4%, when comparing the three months ended March 31, 2018 with the same period in 2017, primarily due to the Company’s staffing growth from 274 full-time equivalent employees as of March 31, 2017, to 299 as of March 31, 2018. The Company added several lending professionals and lending support personnel, additional compliance professionals, additional credit administration professionals and other operational staff, to support the Company’s growth and to provide enhanced corporate governance. The Company also experienced growth in incentive expenses related to the Company’s overall financial performance and in stock option expense.

Occupancy and equipment expense increased $499, or 23.8%, when comparing the three months ended March 31, 2018 with the same period in 2017. This variance is attributable to increases in building rent expense ($237), software maintenance fees ($125), other furniture, fixture and equipment expense ($49) and furniture, fixture and equipment depreciation expense ($24).

The Company’s FDIC assessment expense decreased $100, or 13.2%, when comparing the three months ended March 31, 2018 with the same period in 2017. The decrease is primarily due to the change in the base assessment rate of the Company, on which FDIC assessments are calculated.

The $166, or 16.0%, decrease in professional fees, when comparing the three months ended March 31, 2018 with the same period in 2017, is attributable to a decrease in other professional fees ($204), which was offset by an increase in legal fees ($31).

For the three months ended March 31, 2018, other non-interest expenses decreased $166, or 8.5%, from the same period during 2017. The reduction in other non-interest expense is attributed to larger decreases in the following expense types: appraisal expenses ($125); and foreclosed property expenses ($75).

Income Tax Expense

The Company recognized an income tax expense for the three months ended March 31, 2018 and 2017, of $2,459 and $3,586, respectively. The Company’s year-to-date income tax expense for the period ended March 31, 2018 reflects an effective income tax rate of 19.7%, compared to 31.1% for the same period in 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 is a result of the 2017 Tax Cuts and Jobs Act enacted in December 2017.

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2018 AND DECEMBER 31, 2017

Overview

The Company’s total assets increased by $240,137, or 6.2%, from December 31, 2017 to March 31, 2018. The increase in total assets has primarily been the result of organic growth in the loan and investment securities portfolios.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2018 and December 31, 2017 were $2,310,018 and $2,256,608, respectively, an increase of $53,410, or 2.4%. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy.

The table below provides a summary of the loan portfolio composition for the periods noted.

	March 31, 2018		December 31, 2017
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding PCI loans
Real estate:
Construction and land development	$523,660	22.6%	$494,818	21.9%
Commercial	716,607	31.0%	678,238	30.0%
Residential	602,683	26.1%	577,335	25.6%
Commercial and industrial	462,954	20.0%	502,006	22.2%
Consumer and other	3,899	0.2%	3,781	0.2%

Total loans—gross, excluding PCI loans	2,309,803	99.9%	2,256,178	99.9%

Total PCI loans	2,440	0.1%	2,393	0.1%

Total gross loans	2,312,243	100.0%	2,258,571	100.0%

Less: deferred loan fees, net	(2,225)		(1,963)
Allowance for loan losses	(21,738)		(21,247)

Total loans, net allowance for loan losses	$2,288,280		$2,235,361

Gross loans increased 2.4% during the first three months of 2018, primarily due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 5.3% with the majority of the growth occurring in the commercial real estate (5.7%) and construction and land development (5.8%) segments. The Company also experienced a decline of 7.7% in the commercial and industrial segment during the first three months of 2018.

Real estate loans comprised 79.7% of the loan portfolio at March 31, 2018. The largest portion of the real estate segments as of March 31, 2018, was commercial real estate loans, which totaled 38.9% of real estate loans. Commercial real estate loans comprised 31.0% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $602,779 at March 31, 2018 and comprised 32.7% of real estate loans and 26.1% of total loans.

Construction and land development loans totaled $523,660 at March 31, 2018, and comprised 28.4% of total real estate loans and 22.6% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

Commercial and industrial loans totaled $464,927 at March 31, 2018 and comprised 20.1% of total loans at March 31, 2018. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at March 31, 2018, excluding unearned net fees and costs.

Loan Maturity Schedule

	March 31, 2018
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$304,484	$145,396	$73,780	$523,660
Commercial	46,613	205,124	465,241	716,978
Residential	44,473	118,380	439,926	602,779
Commercial and industrial	90,923	312,226	61,778	464,927
Consumer and other	2,124	1,411	364	3,899

Total	$488,617	$782,537	$1,041,089	$2,312,243

Fixed interest rate	$182,630	$338,721	$548,296	$1,069,647
Variable interest rate	305,987	443,816	492,793	1,242,596

Total	$488,617	$782,537	$1,041,089	$2,312,243

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,255,719	$21,179	0.94%	$2,201,515	$20,358	0.92%	$54,204	$821	2 bps
Non-PCI acquired loans (Note 1)	50,759	10	0.02%	50,522	10	0.02%	237	—	—
Impaired loans	3,325	543	16.33%	4,141	879	21.23%	(816)	(336)	-490 bps

Non-PCI loans	2,309,803	21,732	0.94%	2,256,178	21,247	0.94%	53,625	485	—
PCI loans	2,440	6	0.25%	2,393	—	—%	47	6	25 bps

Total loans	$2,312,243	$21,738	0.94%	$2,258,571	$21,247	0.94%	$53,672	$491	—

Note 1:	Loans acquired pursuant to the July 1, 2014 acquisition of MidSouth Bank (“MidSouth”) that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment at the acquisition date was approximately $5,014 of the outstanding non-PCI loan balances acquired. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis. Based on the analysis performed by management as of March 31, 2018, $10 in allowance for loan loss was recorded related to the loans acquired from MidSouth.

At March 31, 2018, the allowance for loan losses was $21,738, compared to $21,247 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.94% at both March 31, 2018 and December 31, 2017. Loan growth during the first quarter of 2018 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance	$21,247	$16,553
Loans charged-off:
Construction & land development	39	—
Commercial real estate	—	—
Residential real estate	7	—
Commercial & industrial	49	300
Consumer & other	11	23

Total loans charged-off	106	323
Recoveries on loans previously charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	19	12
Commercial & industrial	—	—
Consumer & other	5	8

Total loan recoveries	24	20
Net charge-offs	(82)	(303)
Provision for loan losses charged to expense	573	1,855

Total allowance at end of period	$21,738	$18,105

Total loans, gross, at end of period (1)	$2,312,243	$1,950,686

Average gross loans (1)	$2,301,054	$1,860,081

Allowance to total loans	0.94%	0.93%

Net charge-offs to average loans, annualized	0.01%	0.07%

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

	March 31, 2018		December 31, 2017
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$4,345	20.0%	$3,802	21.9%
Commercial	5,875	27.0%	5,981	30.0%
Residential	3,605	16.6%	3,834	25.6%

Total real estate	13,825	63.6%	13,617	77.5%

Commercial and industrial	7,866	36.2%	7,587	22.3%
Consumer and other	47	0.2%	43	0.2%

	$21,738	100.0%	$21,247	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of March 31, 2018 totaled $3,503. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $178 that were past due 90 days or more and still accruing interest at March 31, 2018.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2018	December 31, 2017
Non-accrual loans	$3,325	$2,837
Past due loans 90 days or more and still accruing interest	178	205

Total non-performing loans	3,503	3,042
Foreclosed real estate (“OREO”)	1,503	1,503

Total non-performing assets	5,006	4,545
Total non-performing loans as a percentage of total loans	0.2%	0.1%
Total non-performing assets as a percentage of total assets	0.1%	0.1%
Allowance for loan losses as a percentage of non-performing loans	621%	698%

As of March 31, 2018, there were nine loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$165	5.0%	1
Residential real estate	694	20.9%	3
Commercial & industrial	2,466	74.1%	5

Total non-accrual loans	$3,325	100.0%	9

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $1,186,420 at March 31, 2018, compared to $999,881 at December 31, 2017, an increase of $186,539, or 18.7%. The increase in available-for-sale securities was primarily attributed to the volume of securities purchased during the first quarter of 2018.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $213,381 at March 31, 2018, compared to $214,856 at December 31, 2017, a decrease of $1,475, or 0.7%. The decrease is attributable to securities that matured during the first quarter of 2018.

The combined portfolios represented 34.3% and 31.6% of total assets at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the Company had no securities that were classified as having Other Than Temporary Impairment.

The Company also had other investments of $19,606 and $18,492 at March 31, 2018 and December 31, 2017, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $10,941 at March 31, 2018 compared to $11,281 at December 31, 2017, a decrease of $340, or 3.0%. This decrease was the result of the increase in accumulated depreciation in the normal course of business.

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

At March 31, 2018, total deposits were $3,355,153, an increase of $187,925, or 5.9%, compared to $3,167,228 at December 31, 2017. The growth in deposits is attributable to growth in public funds deposits, money market deposits, noninterest-bearing deposits, and interest checking deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $779,886 at December 31, 2017 to $855,256 at March 31, 2018, due to the increased need for funding for the Bank’s loan growth and due to the fluctuation in certain brokered deposits that are interest-bearing checking and money market accounts that can fluctuate daily.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the peak of those deposit balances occurring during the middle of the first quarter of each calendar year. Public funds declined $10,477, or 1.1%, from $1,002,584 at December 31, 2017 to $992,107 at March 31, 2018.

Time deposits excluding brokered deposits as of March 31, 2018, amounted to $667,958, compared to $675,150 as of December 31, 2017, a decrease of $7,193, or 1.1%, primarily due to a decrease in Local Government Investment Pool (LGIP) deposits of $30,000 during the first quarter of 2018. Non-public funds money market accounts, excluding brokered deposits, increased $16,721, or 3.5%, from December 31, 2017 to March 31, 2018. Noninterest-bearing checking deposits grew $26,331, or 9.7%, and non-public funds interest checking accounts, excluding brokered deposits, grew $60,536, or 45.2%, respectively, when comparing deposit balances from March 31, 2018 with balances at December 31, 2017.

The following table shows time deposits in denominations of $100 or more by category based on time remaining until maturity.

Maturity of non-brokered time deposits of $100 or more

March 31, 2018
Three months or less	$241,833
Three through six months	72,936
Six through twelve months	71,190
Over twelve months	144,681

Total	$530,640

Federal Funds Purchased and Repurchase Agreements

As of March 31, 2018 and December 31, 2017, the Company had no federal funds purchased from correspondent banks. Securities sold under agreements to repurchase had an outstanding balance of $36,071 as of March 31, 2018, compared to $31,004 as of December 31, 2017. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages. At March 31, 2018 and at December 31, 2017, advances totaled $317,000 and $272,000, respectively.

At March 31, 2018, the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2018	152,000	1.41%
2019	110,000	1.78%
2020	55,000	1.72%

Total	$317,000	1.59%

Subordinated Notes

At March 31, 2018, the Company’s subordinated notes, net of issuance costs, totaled $58,559, compared with $58,515 at December 31, 2017. For more information related to the subordinated notes and the related issuance costs, please see Note 10 of the consolidated financial statements.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our subordinated notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. Under the terms of the informal agreement with the Reserve Bank, described in “Other Events” in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS and in “ITEM 1A. RISK FACTORS,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Bank is required to receive prior written approval from its regulatory agencies to pay dividends to the Company.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of March 31, 2018, $1,186,420 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $213,381 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $1,168,275 of the total $1,399,801 investment securities portfolio on hand at March 31, 2018, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of March 31, 2018, the Company’s equity was $304,865, as compared with $304,653 as of December 31, 2017. The increase in equity was due to the Company’s earnings of $10,052 in the first quarter of 2018 and the increase in common stock of $929 during the first quarter, offset by a $10,769 reduction in other comprehensive income from the reduced valuation of available for sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At March 31, 2018, the Company had unfunded loan commitments outstanding of $41,381, unused lines of credit of $621,697, and outstanding standby letters of credit of $31,951.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/per share data and percentages)	As of or for the Three Months Ended
	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017
Total shareholders’ equity	$304,762	$304,550	$303,594	$292,918	$278,407
Less: Preferred stock	—	—	—	—	—

Total common shareholders’ equity	304,762	304,550	303,594	292,918	278,407
Less: Goodwill and other intangible assets	10,074	10,181	10,294	10,356	10,477

Tangible common shareholders’ equity	$294,688	$294,369	$293,300	$282,562	$267,930
Common shares outstanding	13,258,142	13,237,128	13,209,055	13,181,501	13,064,110

Tangible book value per share	$22.23	$22.24	$22.20	$21.44	$20.51

Average total common equity	299,840	304,847	298,088	285,659	$272,713
Less: Average Goodwill and other intangible assets	10,136	10,247	10,321	10,427	10,565

Average tangible common shareholders’ equity	$289,704	$294,600	$287,767	$275,232	$262,148
Net income available to common shareholders	10,052	2,394	8,889	8,866	7,934
Average tangible common equity	289,704	294,600	287,767	275,232	262,148

Return on average tangible common equity	14.07%	3.22%	12.26%	12.92%	12.27%

Efficiency Ratio:
Net interest income	$25,116	$24,608	$24,326	$24,469	$23,643
Noninterest income	3,456	3,264	3,569	3,880	4,008

Operating revenue	28,572	27,872	27,895	28,349	27,651
Expense
Total noninterest expense	15,488	15,987	15,278	15,283	14,276

Efficiency ratio	54.21%	57.36%	54.77%	53.91%	51.63%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017	Mar 31, 2017
Income Statement Data ($):
Interest income	38,047	35,121	33,780	33,011	30,541
Interest expense	12,931	10,513	9,454	8,542	6,898
Net interest income	25,116	24,608	24,326	24,469	23,643
Provision for loan losses	573	1,295	590	573	1,855
Noninterest income	3,456	3,264	3,569	3,880	4,008
Noninterest expense	15,488	15,987	15,278	15,283	14,276
Net income before taxes	12,511	10,590	12,027	12,493	11,520
Income tax expense	2,459	8,188	3,138	3,619	3,586
Net income	10,052	2,402	8,889	8,874	7,934
Earnings before interest and taxes	25,442	21,103	21,481	21,035	18,418
Net income available to common shareholders	10,052	2,394	8,889	8,866	7,934
Weighted average diluted common shares	13,249,728	13,767,979	13,773,539	13,701,762	13,657,357
Earnings per share, basic	0.76	0.18	0.67	0.68	0.61
Earnings per share, diluted	0.73	0.17	0.65	0.64	0.58
Profitability (%)
Return on average assets	1.03	0.26	1.03	1.03	0.99
Return on average equity	13.60	3.13	11.83	12.46	11.80
Return on average tangible common equity(3)	14.07	3.22	12.26	12.92	12.27
Efficiency ratio(3)	54.21	57.36	54.77	53.91	51.63
Net interest margin(1)	2.71	2.92	3.05	3.08	3.18
Balance Sheet Data ($):
Loans (including HFS)	2,322,889	2,268,632	2,127,753	2,023,679	1,962,397
Loan loss reserve	21,738	21,247	19,944	18,689	18,105
Cash	246,164	251,543	155,842	96,741	114,664
Securities	1,399,801	1,214,737	1,198,049	1,243,406	1,299,349
Goodwill	9,124	9,124	9,124	9,124	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	950	1,057	1,170	1,232	1,353
Assets	4,083,663	3,843,526	3,565,278	3,443,593	3,454,788
Deposits	3,355,153	3,167,228	2,824,825	2,754,425	2,817,212
Liabilities	3,778,798	3,538,873	3,261,581	3,150,572	3,176,278
Total equity	304,865	304,653	303,697	293,021	278,510
Common equity	304,762	304,550	303,594	292,918	278,407
Tangible common equity(3)	294,688	294,369	293,300	282,562	267,930
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.15	0.13	0.14	0.19	0.21
Nonperforming assets / (total loans(2) + foreclosed assets)	0.22	0.20	0.21	0.26	0.27
Loan loss reserve / total loans(2)	0.94	0.94	0.94	0.93	0.93
Net charge-offs / average loans	0.01	0.00	(0.13)	0.00	0.07
Capital (%)
Tangible common equity to tangible assets	7.23	7.68	8.25	8.23	7.78
Leverage ratio	7.80	8.25	8.58	8.21	8.36
Common Equity Tier 1 ratio	11.45	11.37	11.58	11.54	11.32
Tier 1 risk-based capital ratio	11.45	11.37	11.58	11.54	11.32
Total risk-based capital ratio	14.42	14.40	14.68	14.69	14.51

(1)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.

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

Subsequent Events

Effective April 1, 2018, the Company acquired Civic Bank & Trust (“Civic”), which was located in Nashville, Tennessee and on the same date, Civic was merged with and into the Bank. Effective with the acquisition, Dr. Anil Patel, who was the chairman of the Civic Bank & Trust board of directors, was added to the Company’s board of directors for a term expiring at the Company’s 2018 annual meeting of shareholders.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended March 31, 2018, net interest income was estimated to decrease 2.23% and 4.92% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 1.81% and 0.69% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of March 31, 2018.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	105,060	715	0.69%
-100	106,229	1,884	1.81%
Base	104,345	—	0.00%
+100	102,017	(2,328)	(2.23%)
+200	99,207	(5,138)	(4.92%)
+300	97,041	(7,304)	(7.00%)
+400	94,045	(10,300)	(9.87%)

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

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Triple Net Office Lease Agreement, by and between 204 9th Avenue Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

May 10, 2018	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)