Form 10-Q
period 2018-06-30
Franklin Financial Network Inc.
filed 2018-08-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2018, was 14,487,695.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date, unless otherwise required by law.

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from financial institutions	$176,870	$251,543
Federal funds sold	8,314	—
Certificates of deposit at other financial institutions	3,354	2,855
Securities available for sale	1,148,679	999,881
Securities held to maturity (fair value 2018—$206,408 and 2017—$227,892)	209,239	214,856
Loans held for sale, at fair value	16,769	12,024
Loans	2,472,093	2,256,608
Allowance for loan losses	(22,341)	(21,247)

Net loans	2,449,752	2,235,361

Restricted equity securities, at cost	20,533	18,492
Premises and equipment, net	11,578	11,281
Accrued interest receivable	13,490	11,947
Bank owned life insurance	54,466	49,085
Deferred tax asset	15,090	10,007
Foreclosed assets	1,853	1,503
Servicing rights, net	3,536	3,620
Goodwill	18,176	9,124
Core deposit intangible, net	1,279	1,007
Other assets	12,260	10,940

Total assets	$4,165,238	$3,843,526

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$308,698	$272,172
Interest bearing	3,089,327	2,895,056

Total deposits	3,398,025	3,167,228
Federal Home Loan Bank advances	351,500	272,000
Federal funds purchased and repurchase agreements	345	31,004
Subordinated notes, net	58,604	58,515
Accrued interest payable	3,927	2,769
Other liabilities	4,675	7,357

Total liabilities	3,817,076	3,538,873
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value: 30,000,000 and 30,000,000 shares authorized at June 30, 2018 and December 31, 2017 , respectively; 14,480,240 and 13,237,128 issued at June 30, 2018 and December 31, 2017 , respectively	259,517	222,665
Retained earnings	108,884	88,671
Accumulated other comprehensive loss	(20,342)	(6,786)

Total shareholders’ equity	348,059	304,550
Non-controlling interest in consolidated subsidiary	103	103

Total equity	348,162	304,653

Total liabilities and equity	$4,165,238	$3,843,526

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income and dividends
Loans, including fees	$32,312	$24,662	$61,105	$47,222
Securities:
Taxable	6,905	5,700	13,016	11,317
Tax-Exempt	1,929	2,212	3,844	4,232
Dividends on restricted equity securities	329	213	603	394
Federal funds sold and other	661	224	1,615	387

Total interest income	42,136	33,011	80,183	63,552

Interest expense
Deposits	12,604	6,561	23,247	11,807
Federal funds purchased and repurchase agreements	131	147	227	217
Federal Home Loan Bank advances	1,414	752	2,524	1,260
Subordinated notes and other borrowings	1,082	1,082	2,164	2,156

Total interest expense	15,231	8,542	28,162	15,440

Net interest income	26,905	24,469	52,021	48,112
Provision for loan losses	570	573	1,143	2,428

Net interest income after provision for loan losses	26,335	23,896	50,878	45,684

Noninterest income
Service charges on deposit accounts	51	45	93	75
Other service charges and fees	823	758	1,574	1,510
Net gains on sale of loans	1,941	2,067	3,380	4,401
Wealth management	789	648	1,493	1,241
Loan servicing fees, net	103	53	222	160
Gain on sale or call of securities	1	120	1	120
Net gain on sale of foreclosed assets	3	3	6	6
Other	436	186	834	375

Total noninterest income	4,147	3,880	7,603	7,888

Noninterest expense
Salaries and employee benefits	10,268	9,128	19,456	17,161
Occupancy and equipment	2,885	2,195	5,479	4,290
FDIC assessment expense	778	1,015	1,438	1,775
Marketing	269	285	549	552
Professional fees	1,362	702	2,231	1,737
Amortization of core deposit intangible	182	121	286	248
Other	2,306	1,837	4,099	3,796

Total noninterest expense	18,050	15,283	33,538	29,559

Income before income tax expense	12,432	12,493	24,943	24,013
Income tax expense	2,263	3,619	4,722	7,205

Net income	10,169	8,874	20,221	16,808
Earnings attributable to noncontrolling interest	(8)	(8)	(8)	(8)
Dividends paid on Series A preferred stock	—	—	—	—

Net income available to common shareholders	$10,161	$8,866	$20,213	$16,800

Earnings per share:
Basic	$0.71	$0.68	$1.46	$1.28
Diluted	0.68	0.64	1.41	1.22

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,169	$8,874	$20,221	$16,808
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during the period	(3,774)	6,671	(18,351)	6,031
Reclassification adjustment for gains included in net income	(1)	(120)	(1)	(120)

Net unrealized gains (losses)	(3,775)	6,551	(18,352)	5,911
Tax effect	986	(2,569)	4,796	(2,317)

Total other comprehensive income (loss)	(2,789)	3,982	(13,556)	3,594

Comprehensive income	$7,380	$12,856	$6,665	$20,402

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	103	$270,361
Exercise of common stock options	—	109,663	1,055	—	—	—	1,055
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Stock based compensation expense, net of restricted share forfeitures	—	26,911	1,235	—	—	—	1,235
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(4,488)	(174)	—	—	—	(174)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	16,808	—	—	16,808
Other comprehensive income	—	—	—	—	3,594	—	3,594

Balance at June 30, 2017	$—	13,181,501	$220,620	$76,186	$(3,888)	103	$293,021

Balance at December 31, 2017	$—	13,237,128	$222,665	$88,671	$(6,786)	103	$304,653
Exercise of common stock options	—	157,231	1,937	—	—	—	1,937
Stock based compensation expense, net of forfeitures	—	—	2,078	—	—	—	2,078
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(2,815)	(95)	—	—	—	(95)
Issuance of restricted stock, net of forfeitures	—	118,306	—	—	—	—	—
Stock issued for acquisition (net of issuance costs)	—	970,390	32,932	—	—	—	32,932
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	20,221	—	—	20,221
Other comprehensive loss	—	—	—	—	(13,556)	—	(13,556)

Balance at June 30, 2018	$—	14,480,240	$259,517	$108,884	$(20,342)	103	$348,162

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$20,221	$16,808
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	841	741
Accretion of purchase accounting adjustments	(610)	(714)
Net amortization of securities	4,073	4,998
Amortization of loan servicing right asset	441	479
Amortization of core deposit intangible	286	248
Amortization of debt issuance costs	89	89
Provision for loan losses	1,143	2,428
Deferred income tax benefit	(216)	(558)
Origination of loans held for sale	(184,835)	(175,918)
Proceeds from sale of loans held for sale	183,113	191,855
Net gain on sale of loans	(3,380)	(4,401)
Gain on sale of available for sale securities	(1)	(120)
Income from bank owned life insurance	(762)	(310)
Loss on sale of assets held for sale	—	—
Stock-based compensation	2,078	1,235
Compensation expense related to common stock issued to 401(k) plan	—	—
Deferred gain on sale of loans	(8)	(58)
Deferred gain on sale of foreclosed assets	(6)	(6)
Net change in:
Accrued interest receivable and other assets	(2,153)	(2,674)
Accrued interest payable and other liabilities	(3,327)	1,331

Net cash from operating activities	16,987	35,453
Cash flows from investing activities
Securities available for sale :
Sales	—	61,190
Purchases	(226,362)	(394,219)
Maturities, prepayments and calls	87,779	68,721
Securities held to maturity :
Purchases	(1,676)	(1,996)
Maturities, prepayments and calls	6,393	7,579
Net change in loans	(118,539)	(239,256)
Purchase of restricted equity securities	(1,165)	(5,483)
Purchases of premises and equipment, net	(885)	(2,076)
Capitalization of foreclosed assets	—	(35)
Increase in certificates of deposits at other financial institutions	—	(1,475)
Purchase of bank owned life insurance	(119)	—
Net cash acquired from acquisition (See Note 2)	24,660	—

Net cash from investing activities	(229,914)	(507,050)
Cash flows from financing activities
Increase in deposits	107,635	362,607
Decrease in federal funds purchased and repurchase agreements	(30,659)	(41,219)
Proceeds from Federal Home Loan Bank advances	250,000	320,000
Repayment of Federal Home Loan Bank advances	(182,000)	(165,000)
Proceeds from issuance of common stock, net of offering costs	(242)	—
Proceeds from exercise of common stock warrants	—	150
Proceeds from exercise of common stock options	1,937	1,055
Divestment of common stock issued to 401(k) plan	(95)	(174)
Noncontrolling interest distributions	(8)	(8)

Net cash from financing activities	146,568	477,411

Net change in cash and cash equivalents	(66,359)	5,814
Cash and cash equivalents at beginning of period	251,543	90,927

Cash and cash equivalents at end of period	$185,184	$96,741

Supplemental information:
Interest paid	$27,004	$14,793
Income taxes paid	6,632	9,085
Non-cash supplemental information:
Fair value of stock and stock options issued related to Civic Bank acquisition*	$33,174	$—
Transfers from loans to foreclosed assets	350	1,315

*	See Note 2 for non-cash assets acquired and liabilities assumed in business combinations.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. The Company does not have any equity investments that qualify for consideration under ASU 2016-01. See Note 9, “Fair Value,” for further information regarding the valuation of these loans.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 which creates Topic 842, “Leases” and supersedes Topic 840, “Leases.” ASU 2016-02 is intended to improve financial reporting about leasing transactions, by increasing transparency and comparability among organizations. Under the new guidance, a lessee will be required to record all leases with lease terms of more than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. ASU 2016-02 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The new guidance will be effective for the Company for fiscal years beginning on or after December 15, 2018. Early adoption is permitted for all entities. At the time this ASU is adopted, the Company will recognize a right-of-use asset, and a lease liability for all leases, which will initially be measured at the present value of lease payments, and a single lease cost calculated so that the costs of the leases are allocated over the terms of the Company’s leases on a generally straight-line basis. Since an asset will be recognized at the time of adoption, the Company’s regulatory capital ratios will be impacted. Management is evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements. The Company’s current minimum lease commitments amount to approximately $58.5 million.

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

NOTE 2—BUSINESS COMBINATIONS

As of April 1, 2018, Civic Bank & Trust (“Civic”) merged with and into Franklin Synergy with Franklin Synergy continuing as the surviving company. Under the terms of the acquisition, Civic’s common shareholders received a total of 970,390 shares of the Company’s common stock in exchange for the outstanding shares of Civic common stock. With the completion of the acquisition, the Company has its first full service branch office in Nashville, Tennessee located in the Davidson County market. The results of Civic’s operations are included in the Company’s results for the first time in this Form 10-Q. Acquisition-related costs of $482 and $565, respectively, are included in other noninterest expense in the Company’s income statement for the three and six months ended June 30, 2018. The fair value of the common shares issued as part of the consideration paid for Civic was determined using the basis of the closing price of the Company’s common shares on the acquisition date.

Goodwill of $9,052 arising from the acquisition consisted largely of synergies resulting from the combining of the operations of the companies. The fair value of intangible assets related to core deposits was determined to be $558.

The following table summarizes the consideration paid for Civic and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Common stock issued to Civic shareholders	$31,635
Fair value of stock options issued to Civic option holders	1,539

Fair value of total consideration	$33,174

Recognized amounts of identifiable assets acquired and liabilities assumed:*
Cash and cash equivalents	$24,660
Certificates of deposit at other financial institutions	500
Securities available for sale	31,734
Loans	96,385
Equity securities	876
Premises and equipment	253
Core deposit intangibles	558
Foreclosed assets	350
Other assets	5,209

Total assets acquired	160,601

Deposits	123,161
Federal Home Loan Bank advances	11,500
Other liabilities	1,817

Total liabilities assumed	136,479

Total net assets acquired	24,122

Goodwill	$9,052

*	Amounts shown in the table above are subject to adjustment.

The fair value of net assets acquired includes fair value adjustments to certain loan receivables that were not considered impaired as of the acquisition date. As such, these receivables were not subject to the guidance relating to purchased credit-impaired loans. Receivables acquired include loans and customer receivables with a fair value and gross contractual amounts receivable of $96,385 and $96,903 on the date of acquisition.

The following table presents supplemental pro forma information as if the Civic acquisition had occurred at the beginning of 2017. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Six Months Ended June 30,
	2018	2017
Net interest income – pro forma (unaudited)	$53,381	$51,236
Net income – pro forma (unaudited)	$20,347	$17,868
Earnings per share – pro forma (unaudited):
Basic	$1.34	$1.27
Diluted	$1.31	$1.26

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. Treasury securities	$254,456	$—	$(373)	$254,083
U.S. government sponsored entities and agencies	26,363	—	(218)	26,145
Mortgage-backed securities: residential	771,100	3	(23,104)	747,999
Mortgage-backed securities: commercial	5,113	—	(131)	4,982
State and political subdivisions	119,182	385	(4,097)	115,470

Total	$1,176,214	$388	$(27,923)	$1,148,679

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. Treasury securities	$229,119	$—	$(210)	$228,909
U.S. government sponsored entities and agencies	20,125	—	(164)	19,961
Mortgage-backed securities: residential	641,225	102	(8,761)	632,566
Mortgage-backed securities: commercial	5,133	—	(59)	5,074
State and political subdivisions	113,468	1,787	(1,884)	113,371

Total	$1,009,070	$1,889	$(11,078)	$999,881

The amortized cost and fair value of the securities held to maturity portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Mortgage backed securities: residential	$88,769	$76	$(3,814)	$85,031
State and political subdivisions	120,470	1,152	(245)	121,377

Total	$209,239	$1,228	$(4,059)	$206,408

December 31, 2017
Mortgage backed securities: residential	$93,366	$207	$(1,796)	$91,777
State and political subdivisions	121,490	4,379	(38)	125,831

Total	$214,856	$4,586	$(1,834)	$217,608

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds	$1	$61,190	$1	$61,190
Gross gains	1	246	1	246
Gross losses	—	(126)	—	(126)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2018
	Amortized Cost	Fair Value
Available for sale
One year or less	$274,536	$273,974
Over one year through five years	2,665	2,653
Over five years through ten years	2,982	2,965
Over ten years	119,818	116,106
Mortgage-backed securities: residential	771,100	747,999
Mortgage-backed securities: commercial	5,113	4,982

Total	$1,176,214	$1,148,679

Held to maturity
One year or less	$501	$508
Over one year through five years	1,106	1,118
Over five years through ten years	12,868	12,948
Over ten years	105,995	106,803
Mortgage-backed securities: residential	88,769	85,031

Total	$209,239	$206,408

Securities pledged at June 30, 2018 and December 31, 2017 had a carrying amount of $1,038,465 and $975,518, respectively, and were pledged to secure public deposits and repurchase agreements.

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Available for sale
U.S. Treasury securities	$254,084	$(373)	$—	$—	$254,084	$(373)
U.S. government sponsored entities and agencies	6,169	(27)	19,890	(191)	26,059	(218)
Mortgage-backed securities: residential	457,808	(10,073)	289,591	(13,031)	747,399	(23,104)
Mortgage-backed securities: commercial	4,982	(131)	—	—	4,982	(131)
State and political subdivisions	16,853	(233)	60,575	(3,864)	77,428	(4,097)

Total available for sale	$739,896	$(10,837)	$370,056	$(17,086)	$1,109,952	$(27,923)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$14,961	$(387)	$65,670	$(3,427)	$80,631	$(3,814)
State and political subdivisions	30,065	(192)	1,129	(53)	31,194	(245)

Total held to maturity	$45,026	$(579)	$66,799	$(3,480)	$111,825	$(4,059)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for sale
U.S. Treasury securities	$228,909	$(210)	$—	$—	$228,909	$(210)
U.S. government sponsored entities and agencies	19,961	(164)	—	—	19,961	(164)
Mortgage-backed securities: residential	301,158	(2,447)	311,366	(6,314)	612,524	(8,761)
Mortgage-backed securities: commercial	5,074	(59)	—	—	5,074	(59)
State and political subdivisions	1,298	(2)	62,725	(1,882)	64,023	(1,884)

Total available for sale	$556,400	$(2,882)	$374,091	$(8,196)	$930,491	$(11,078)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$11,191	$(69)	$72,582	$(1,727)	$83,773	$(1,796)
State and political subdivisions	262	(2)	1,148	(36)	1,410	(38)

Total held to maturity	$11,453	$(71)	$73,730	$(1,763)	$85,183	$(1,834)

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

NOTE 4—LOANS

Loans at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Loans that are not PCI loans
Construction and land development	$562,696	$494,818
Commercial real estate:
Nonfarm, nonresidential	716,918	628,554
Other	45,659	49,684
Residential real estate:
Closed-end 1-4 family	464,531	407,695
Other	183,718	169,640
Commercial and industrial	491,567	502,006
Consumer and other	6,800	3,781

Loans before net deferred loan fees	2,471,889	2,256,178
Deferred loan fees, net	(2,209)	(1,963)

Total loans that are not PCI loans	2,469,680	2,254,215
Total PCI loans	2,413	2,393
Allowance for loan losses	(22,341)	(21,247)

Total loans, net of allowance for loan losses	$2,449,752	$2,235,361

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2018 and 2017:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$4,345	$5,875	$3,605	$7,866	$47	$21,738
Provision for loan losses	267	288	909	(900)	6	570
Loans charged-off	—	—	—	—	(5)	(5)
Recoveries	1	—	19	10	8	38

Total ending allowance balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341

Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$3,837	$4,659	$2,672	$6,885	$52	$18,105
Provision for loan losses	(41)	352	255	9	(2)	573
Loans charged-off	—	—	(1)	—	(2)	(3)
Recoveries	—	—	13	—	1	14

Total ending allowance balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689

The following table presents the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2018 and 2017:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	848	182	668	(572)	17	1,143
Loans charged-off	(38)	—	(7)	(49)	(17)	(111)

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Recoveries	1	—	38	10	13	62

Total ending allowance balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341

Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	20	745	517	1,126	20	2,428
Loans charged-off	—	—	(1)	(300)	(25)	(326)
Recoveries	—	—	13	—	1	14

Total ending allowance balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689

As of both June 30, 2018 and December 31, 2017, there was no allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$16	$—	$16
Collectively evaluated for impairment	4,613	6,163	4,533	6,960	56	22,325
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341

Loans:
Individually evaluated for impairment	$—	$—	$441	$2,633	$—	$3,074
Collectively evaluated for impairment	562,696	762,577	647,808	488,934	6,800	2,468,815
Purchased credit-impaired loans	—	363	86	1,964	—	2,413

Total ending loans balance	$562,696	$762,940	$648,335	$493,531	$6,800	$2,474,302

December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$879	$—	$879
Collectively evaluated for impairment	3,802	5,981	3,834	6,708	43	20,368
Purchased credit-impaired loans	—	—	—	—	—	—

Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247

Loans:
Individually evaluated for impairment	$217	$—	$834	$3,090	$—	$4,141
Collectively evaluated for impairment	494,601	678,238	576,501	498,916	3,781	2,252,037
Purchased credit-impaired loans	—	380	105	1,908	—	2,393

Total ending loans balance	$494,818	$678,618	$577,440	$503,914	$3,781	$2,258,571

Loans collectively evaluated for impairment reported at June 30, 2018 include certain acquired loans. At June 30, 2018, these non-PCI loans had a carrying value of $133,413, comprised of contractually unpaid principal totaling $134,986 and discounts totaling $1,573. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $343 was necessary at June 30, 2018.

The following table presents information related to impaired loans by class of loans as of June 30, 2018 and December 31, 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2018
With no allowance recorded:
Residential real estate:
Closed-end 1-4 family	$337	$330	—
Other	111	111	—
Commercial and industrial	2,466	2,466	—

Subtotal	2,914	2,907	—
With an allowance recorded:
Commercial and industrial	167	167	16

Subtotal	167	167	16

Total	$3,081	$3,074	$16

December 31, 2017
With no allowance recorded:
Construction and land development	$217	$217	$—
Residential real estate:
Closed-end 1-4 family	14	14	—
Other	820	820	—
Commercial and industrial	108	108	—

Subtotal	1,159	1,159	—

With an allowance recorded:
Commercial and industrial	2,982	2,982	879

Subtotal	2,982	2,982	879

Total	$4,141	$4,141	$879

The following table presents the average recorded investment of impaired loans by class of loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2018	2017	2018	2017
With no allowance recorded:
Construction and land development	$—	$2,250	$100	$1,125
Commercial real estate:
Nonfarm, nonresidential	—	2,242	—	3,185
Residential real estate:
Closed-end 1-4 family	496	604	432	1,202
Other	112	181	192	151
Commercial and industrial	883	568	867	705
Consumer and other	—	2	—	1

Subtotal	1,491	5,847	1,591	6,369

With an allowance recorded:
Commercial and industrial	$1,638	$2,855	$1,785	$2,720

Subtotal	1,638	2,855	1,785	2,720

Total	$3,129	$8,702	$3,376	$9,089

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2018 and 2017.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and December 31, 2017:

	Nonaccrual	Loans Past Due Over 90 Days
June 30, 2018
Residential real estate:
Closed-end 1-4 family	$330	$—
Other	111	—
Commercial and industrial	2,466	530

Total	$2,907	$530

December 31, 2017
Residential real estate:
Closed-end 1-4 family	$257	$14
Other	114	—
Commercial and industrial	2,466	191

Total	$2,837	$205

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Loans Not Past Due	PCI Loans	Total
June 30, 2018
Construction and land development	$1,379	$750	$—	$—	$2,129	$560,567	$—	$562,696
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	—	716,918	363	717,281
Other	3	—	—	—	3	45,656	—	45,659
Residential real estate:
Closed-end 1-4 family	1,323	—	—	330	1,653	462,878	86	464,617
Other	1,003	50	—	111	1,164	182,554	—	183,718
Commercial and industrial	167	69	530	2,466	3,232	488,335	1,964	493,531
Consumer and other	—	—	—	—	—	6,800	—	6,800

	$3,875	$869	$530	$2,907	$8,181	$2,463,708	$2,413	$2,474,302

December 31, 2017
Construction and land development	$1,918	$136	$—	$—	$2,054	$492,764	$—	$494,818
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	—	628,554	380	628,934
Other	—	—	—	—	—	49,684	—	49,684
Residential real estate:
Closed-end 1-4 family	—	—	14	257	271	407,424	105	407,800
Other	146	719	—	114	979	168,661	—	169,640
Commercial and industrial	532	27	191	2,466	3,216	498,790	1,908	503,914
Consumer and other	—	—	—	—	—	3,781	—	3,781

	$2,596	$882	$205	$2,837	$6,520	$2,249,658	$2,393	$2,258,571

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Total
June 30, 2018
Construction and land development	$558,958	$3,738	$—	$562,696
Commercial real estate:
Nonfarm, nonresidential	701,611	11,606	4,064	717,281
Other	45,276	—	383	45,659
Residential real estate:
Closed-end 1-4 family	462,668	—	1,949	464,617
Other	181,919	—	1,799	183,718
Commercial and industrial	479,214	5,425	8,892	493,531
Consumer and other	6,796	3	1	6,800

	$2,436,442	$20,772	$17,088	$2,474,302

	Pass	Special Mention	Substandard	Total
December 31, 2017
Construction and land development	$494,601	$—	$217	$494,818
Commercial real estate:
Nonfarm, nonresidential	609,458	12,602	6,874	628,934
Other	49,303	—	381	49,684
Residential real estate:
1-4 family	404,832	615	2,353	407,800
Other	167,886	—	1,754	169,640
Commercial and industrial	485,363	10,350	8,201	503,914
Consumer and other	3,777	4	—	3,781

	$2,215,220	$23,571	$19,780	$2,258,571

Troubled Debt Restructurings

As of June, 2018 and December 31, 2017, the Company’s loan portfolio contains one loan that has been modified in a troubled debt restructuring with a balance of $166 and $608, respectively. During the second quarter of 2018 one loan was added as a troubled debt restructuring with a balance of $166, and the loan that was a troubled debt restructuring at December 31, 2017 was paid off after $33 of the loan balance was charged off.

NOTE 5—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$501,280	$507,233
Other	3,862	4,626

The components of net loan servicing fees for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan servicing fees, net:
Loan servicing fees	$330	$319	$662	$639
Amortization of loan servicing fees	(227)	(266)	(440)	(479)
Change in impairment	—	—	—	—

Total	$103	$53	$222	$160

The fair value of servicing rights was estimated by management to be approximately $5,127 at June 30, 2018. Fair value for June 30, 2018 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 10.2%. At December 31, 2017, the fair value of servicing rights was estimated by management to be approximately $5,089. Fair value for December 31, 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%.

NOTE 6—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At June 30, 2018 and December 31, 2017, these short-term borrowings totaled $345 and $31,004, respectively, and were secured by securities with carrying amounts of $1,998 and $41,136, respectively. At June 30, 2018, all of the Company’s repurchase agreements had one-day maturities.

The following table provides additional details as of June 30, 2018:

As of June 30, 2018	State and Political Subdivisions	Total
Market value of securities pledged	$2,048	$2,048
Borrowings related to pledged amounts	$345	$345
Market value pledged as a % of borrowings	594%	594%

The following table provides additional details as of December 31, 2017:

As of December 31, 2017	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$1,004	$42,109	$43,113
Borrowings related to pledged amounts	$—	$31,004	$31,004
Market value pledged as a % of borrowings	—%	136%	139%

NOTE 7—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. There were 0 and 12,461 warrants exercised during the six months ended June 30, 2018 and 2017, respectively.

A summary of the stock warrant activity for the six months ended June 30, 2018 and 2017 follows:

	June 30, 2018	June 30, 2017
Stock warrants exercised:
Intrinsic value of warrants exercised	$—	$329
Cash received from warrants exercised	—	150

The warrants expired on March 30, 2017; therefore at June 30, 2017, there were no outstanding warrants associated with the 2010 offering.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,318 and $788 and $2,078 and $1,235 for the three and six months ended June 30, 2018 and 2017, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $220 and $283 for the three and six months ended June 30, 2018. The total income tax benefit for the three and six months ended June 30, 2017 was $357 and $450.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the 2017 Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The 2017 Plan provides for authorized shares up to 5,000,000. At June 30, 2018, there were 4,280,623 authorized shares available for issuance under the 2017 Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	June 30, 2018	June 30, 2017
Risk-free interest rate	2.96%	2.03%
Expected term	7.5 years	6.7 years
Expected stock price volatility	32.09%	33.36%
Dividend yield	0.00%	0.03%

The weighted average fair value of options granted for the six months ended June 30, 2018 and 2017 were $12.03 and $14.38, respectively.

A summary of the activity in the plans for the six months ended June 30, 2018 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,507,168	$21.37	6.55	$19,180
Granted	505,637	29.69
Exercised	(183,823)	16.10
Forfeited, expired, or cancelled	(12,654)	29.30

Outstanding at period end	1,816,328	$24.08	7.14	$24,557

Vested or expected to vest	1,725,512	$24.08	7.14	$23,329
Exercisable at period end	1,007,612	$18.27	6.00	$19,474

	For the six months ended June 30,
	2018	2017
Stock options exercised:
Intrinsic value of options exercised	$3,745	$3,460
Cash received from options exercised	1,937	1,055
Tax benefit realized from option exercises	283	450

As of June 30, 2018, there was $7,127 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock: Additionally, the 2007 Plan and the Amended and Restated 2017 Plan each provides for the granting of restricted share awards and other performance related incentives. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the six months ended June 30, 2018 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2017	94,181	$25.42
Granted	120,038	32.99
Vested	(33,031)	27.27
Forfeited	(1,732)	32.19

Non-vested at June 30, 2018	179,456	$30.49

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2018, there was $4,964 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 8—REGULATORY CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of June 30, 2018, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of June 30, 2018 and December 31, 2017 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Company common equity Tier 1 capital to risk-weighted assets	$347,175	12.14%	$128,657	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$428,214	14.98%	$228,723	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$347,175	12.14%	$171,543	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$347,175	8.33%	$167,722	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$401,965	14.06%	$128,661	4.50%	$185,843	6.50%
Bank Total Capital to risk weighted assets	$424,400	14.84%	$228,730	8.00%	$285,913	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$401,965	14.06%	$171,548	6.00%	$228,730	8.00%
Bank Tier 1 (Core) Capital to average assets	$401,965	9.65%	$166,615	4.00%	$208,269	5.00%

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Company common equity Tier 1 capital to risk-weighted assets	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Bank Total Capital to risk weighted assets	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Bank Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

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

NOTE 9—FAIR VALUE

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

Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded and values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$—	$254,083	$—
U.S. government sponsored entities and agencies	—	26,145	—
Mortgage-backed securities-residential	—	747,999	—
Mortgage-backed securities-commercial	—	4,982	—
State and political subdivisions	—	115,470	—

Total securities available for sale	$—	$1,148,679	$—

Loans held for sale	$—	$16,769	$—

Mortgage banking derivatives	$—	$393	$—

Financial Liabilities
Mortgage banking derivatives	$—	$83	$—

	Fair Value Measurements at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$—	$228,909	$—
U.S. government sponsored entities and agencies	—	19,961	—
Mortgage-backed securities-residential	—	632,566	—
Mortgage-backed securities-commercial	—	5,074	—
State and political subdivisions	—	113,371	—

Total securities available for sale	$—	$999,881	$—

Loans held for sale	$—	$12,024	$—

Mortgage banking derivatives	$—	$175	$—

Financial Liabilities
Mortgage banking derivatives	$—	$35	$—

As of June 30, 2018, the unpaid principal balance of loans held for sale was $16,232 resulting in an unrealized gain of $537 included in gains on sale of loans. As of December 31, 2017, the unpaid principal balance of loans held for sale was $11,681, resulting in an unrealized gain of $343 included in gains on sale of loans. For the three months ended June 30, 2018 and 2017, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $220 and $(8), respectively. For the six months ended June 30, 2018 and 2017, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $194 and $105, respectively. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2018 and December 31, 2017.

There were no transfers between level 1 and 2 during 2018 or 2017.

Assets measured at fair value on a non-recurring basis are summarized below:

There was one collateral-dependent impaired loans carried at fair value of $150 as of June 30, 2018 and one collateral-dependent impaired loan carried at fair value of $1,650 as of December 31, 2017. For the three and six months ended June 30, 2018, $16 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. For the three and six months ended June 30, 2017, $194 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,853 as of June 30, 2018 and $1,503 as of December 31, 2017. There were no properties at June 30, 2018 or 2017 that had required write-downs to fair value which resulted in no write-downs for the three and six months ended June 30, 2018 and 2017, respectively.

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 are as follows:

	Carrying Amount	Fair Value Measurements at June 30, 2018 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$185,184	$185,184	$—	$—	$185,184
Certificates of deposit held at other financial institutions	3,354	—	3,354	—	3,354
Securities available for sale	1,148,679	—	1,148,679	—	1,148,679
Securities held to maturity	209,239	—	206,408	—	206,408
Loans held for sale	16,769	—	16,769	—	16,769
Net loans	2,449,752	—	—	2,421,662	2,421,662
Restricted equity securities	20,533	n/a	n/a	n/a	n/a
Servicing rights, net	3,536	—	—	5,127	5,127
Mortgage banking derivative assets	393	—	393	—	393
Accrued interest receivable	13,490	13	6,477	7,000	13,490
Financial liabilities
Deposits	$3,398,025	$1,854,909	$1,439,128	$—	$3,294,037
Federal funds purchased and repurchase agreements	345	—	345	—	345
Federal Home Loan Bank advances	351,500	—	349,215	—	349,215
Subordinated notes, net	58,604	—	—	61,204	61,204
Mortgage banking derivative liabilities	83	—	83	—	83
Accrued interest payable	3,927	95	687	3,145	3,927

	Carrying Amount	Fair Value Measurements at December 31, 2017 Using:
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$251,543	$251,543	$—	$—	$251,543
Certificates of deposit held at other financial institutions	2,855	—	2,855	—	2,855
Securities available for sale	999,881	—	999,881	—	999,881
Securities held to maturity	214,856	—	217,608	—	217,608
Loans held for sale	12,024	—	12,024	—	12,024
Net loans	2,235,361	—	—	2,230,607	2,230,607
Restricted equity securities	18,492	n/a	n/a	n/a	n/a
Servicing rights, net	3,620	—	—	5,089	5,089
Mortgage banking derivative assets	175	—	175	—	175
Accrued interest receivable	11,947	73	5,724	6,150	11,947
Financial liabilities
Deposits	$3,167,228	$1,911,928	$1,224,041	$—	$3,135,969
Federal funds purchased and repurchase agreements	31,004	—	31,004	—	31,004
Federal Home Loan Bank advances	272,000	—	270,311	—	270,311
Subordinated notes, net	58,515	—	—	59,951	59,951
Mortgage banking derivative liabilities	35	—	35	—	35
Accrued interest payable	2,769	51	2,030	688	2,769

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Net income available to common shareholders	$10,161	$8,866	$20,213	$16,800
Less: earnings allocated to participating securities	(118)	(76)	(192)	(140)

Net income allocated to common shareholders	$10,043	$8,790	$20,021	$16,660

Weighted average common shares outstanding including participating securities	14,383,493	13,118,201	13,819,742	13,083,797
Less: Participating securities	(167,381)	(111,977)	(130,898)	(109,166)

Average shares	14,216,112	13,006,224	13,688,844	12,974,631

Basic earnings per common share	$0.71	$0.68	$1.46	$1.28

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted
Net income allocated to common shareholders	$10,043	$8,790	$20,021	$16,660
Weighted average common shares outstanding for basic earnings per common share	14,216,112	13,006,224	13,688,844	12,974,631
Add: Dilutive effects of assumed exercises of stock options	597,947	695,199	557,307	701,947
Add: Dilutive effects of assumed exercises of stock warrants	—	339	—	3,157

Average shares and dilutive potential common shares	14,814,059	13,701,762	14,246,151	13,679,735

Dilutive earnings per common share	$0.68	$0.64	$1.41	$1.22

For the three months ended June 30, 2018 and 2017, stock options for 659,291and 302,570 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 535,285 and 205,285 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2018 and 2017 because they were antidilutive.

NOTE 11—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,604 and $58,515 at June 30, 2018 and at December 31, 2017, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 8 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended June 30, 2018 and 2017, amortization of issuance costs has amounted to $45 and $45, respectively. For the six months ended June 30, 2018 and 2017, amortization of issuance costs has amounted to $89 and $89, respectively.

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

*

The Company currently may not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Through June 30, 2018 all interest payments have been made in accordance with the terms of the agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018, which includes additional information about critical accounting policies and practices and risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations. All amounts are in thousands, except per share data or unless otherwise indicated.

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

As of April 1, 2018, Civic Bank & Trust (“Civic”), which was located in Nashville, Tennessee, merged with and into Franklin Synergy with Franklin Synergy continuing as the surviving company. Under the terms of the acquisition, Civic’s common shareholders received 0.3686 of a share of the Company’s common stock in exchange for each share of Civic common stock. With the completion of the acquisition of Civic, the Company added its first full service branch office in Nashville, Tennessee located in the very vibrant Davidson County market. The results of Civic’s operations are included in the Company’s results for the first time in this Form 10-Q. Effective with the acquisition, Dr. Anil Patel, who was the chairman of the Civic board of directors, was added to the Company’s board of directors.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 16, 2018. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan balance has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

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

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $10,169 and $20,221 for the three and six months ended June 30, 2018, respectively, compared to $8,874 and $16,608 for the three and six months ended June 30, 2017, respectively. After earnings attributable to noncontrolling interest, the Company’s net earnings available to common shareholders for the three and six months ended June 30, 2018 was $10,161 and $20,213, respectively, compared to $8,866 and $16,800 for the three and six months ended June 30, 2017, respectively. The increase in net earnings available to common shareholders for the three and six months ended June 30, 2018 was attributable to the increase in net interest income and the decrease in income tax expense related to the Tax Cuts and Jobs Act (the “Tax Act”) that was passed in December 2017.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and six months ended June 30, 2018, totaled $26,905 and $52,021, respectively, compared to $24,469 and $48,112 for the same periods in 2017, an increase of $2,436 and $3,909, or 10.0% and 8.1%, between the respective periods. For the three and six months ended June 30, 2018, interest income increased $9,125 and $16,631, or 27.6% and 26.2%, respectively, compared with the same periods in 2017, due to growth in both the loan and investment securities portfolios. For the three and six months ended June 30, 2018, interest expense increased $6,689 and $12,722, or 78.3% and 82.4%, respectively, primarily due to increases in interest-bearing deposits combined with an increase in interest rates for deposits, Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and other borrowings.

Interest-earning assets averaged $4,046,709 and $3,375,905 during the three months ended June 30, 2018 and 2017, respectively, an increase of $670,804, or 19.9%. This increase was due to growth in all types of interest-earning assets, but the largest growth occurred in loans and investment securities. Average loans increased 22.7%, and available for sale securities increased 15.0%, when comparing the three months ended June 30, 2018 with the same period in 2017.

When comparing the three months ended June 30, 2018 and 2017, the yield on average interest earning assets, adjusted for tax equivalent yield, increased 16 basis points in 2018 to 4.25% compared to 4.09% for the same period during 2017. For the three months ended June 30, 2018, the tax equivalent yield on available for sale securities was 2.53%, and for the three months ended June 30, 2017, the tax equivalent yield on available for sale securities was 2.68%. For the three months ended June 30, 2018, the tax equivalent yield on held to maturity securities was 3.74%, and for the three months ended June 30, 2017, the tax equivalent yield on held to maturity securities was 4.24%. The primary driver for the yield decreases in both available for sale securities and held to maturity securities was the decrease in volume of tax-exempt securities that have been purchased combined with the reduction of the effective tax rate.

Interest-bearing liabilities averaged $3,518,299 during the three months ended June 30, 2018, compared to $2,909,508 for the same period in 2017, an increase of $608,791, or 20.9%. Total average interest-bearing deposits grew $543,441, or 21.2%, including increases in average interest checking of $219,332 and average time deposits of $168,571 for the three-month period ended June 30, 2018, as compared to the same period during 2017. The growth in the loan portfolio also resulted in an increase in average FHLB advances of $89,912.

For the three-month periods ended June 30, 2018 and 2017, the cost of average interest-bearing liabilities increased 56 basis points to 1.74% from 1.18%. The increase was due to rate increases in the cost of funds for interest-bearing deposits, FHLB advances and federal funds purchased.

Interest-earning assets averaged $3,957,827 and $3,280,739 during the six months ended June 30, 2018 and 2017, respectively, an increase of $677,088, or 20.6%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 23.1%, and investment securities increased 8.6%, when comparing the six months ended June 30, 2018 with the same period in 2017. When comparing the six months ended June 30, 2018 and 2017, the yield on average interest earning assets, adjusted for tax equivalent yield increased 8 basis points to 4.16% in 2018 compared to 4.08% for the same period during 2017.

For the six months ended June 30, 2018 and 2017, the tax equivalent yield on loans was 5.17% and 4.92% respectively. The primary driver for the increase in yields on loans for the six-month period ended June 30, 2018 was the increase in interest rates during the past year.

For the six months ended June 30, 2018, the tax equivalent yield on available for sale securities was 2.52%, and for the six months ended June 30, 2017, the tax equivalent yield on available for sale securities was 2.69%. For the six months ended June 30, 2018, the tax equivalent yield on held to maturity securities was 3.78%, and for the six months ended June 30, 2017, the tax equivalent yield on held to maturity securities was 4.22%. The primary driver for the yield decreases in both available for sale securities and held to maturity securities was the decrease in volume of tax-exempt securities that have been purchased combined with the reduction of the effective tax rate.

Interest-bearing liabilities averaged $3,444,835 during the six months ended June 30, 2018, compared to $2,830,471 for the same period in 2017, an increase of $614,364, or 21.7%. Total average interest-bearing deposits grew $537,918, including increases in interest-bearing checking of $217,818 and average time deposits of $179,986 for the six-month period ended June 30, 2018, as compared to the same period during 2017. Rapid growth in the loan portfolio also resulted in an increase in average FHLB advances of $94,983.

For the six-month periods ended June 30, 2018 and 2017, the cost of average interest-bearing liabilities increased 55 basis points from 1.10% to 1.65%. The increase was due to increases in the cost of funds from interest-bearing deposits, FHLB advances, federal funds purchased and repurchase agreements.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2018 and 2017:

Average Balances—Yields & Rates (7)

(Dollars are in thousands)

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,462,120	$32,339	5.27%	$2,006,536	$24,685	4.93%
Securities available for sale(6)	1,198,583	7,548	2.53%	1,041,892	6,969	2.68%
Securities held to maturity(6)	211,535	1,970	3.74%	224,628	2,374	4.24%
Restricted equity securities	20,619	329	6.40%	16,360	213	5.22%
Certificates of deposit at other financial institutions	3,459	19	2.20%	2,296	8	1.40%
Federal funds sold and other(2)	150,393	642	1.71%	84,193	216	1.03%

TOTAL INTEREST EARNING ASSETS	$4,046,709	$42,847	4.25%	$3,375,905	$34,465	4.09%
Allowance for loan losses	(21,994)			(18,475)
All other assets	144,738			98,237

TOTAL ASSETS	$4,169,453			$3,455,667
LIABILITIES & EQUITY
Deposits:
Interest checking	$861,235	$3,329	1.55%	$641,903	$1,239	0.77%
Money market	772,032	3,048	1.58%	608,119	1,481	0.98%
Savings	47,807	38	0.32%	56,182	43	0.31%
Time deposits	1,417,141	6,189	1.75%	1,248,570	3,798	1.22%
Federal Home Loan Bank advances	330,758	1,414	1.71%	240,846	752	1.25%
Federal funds purchased and other(3)	30,750	131	1.71%	55,491	147	1.06%
Subordinated notes and other borrowings	58,576	1,082	7.41%	58,397	1,082	7.43%

TOTAL INTEREST BEARING LIABILITIES	$3,518,299	$15,231	1.74%	$2,909,508	$8,542	1.18%
Demand deposits	298,125			248,069
Other liabilities	12,854			12,431
Total equity	340,175			285,659

TOTAL LIABILITIES AND EQUITY	$4,169,453			$3,455,667
NET INTEREST SPREAD(4)			2.51%			2.91%
NET INTEREST INCOME		$27,616			$25,923
NET INTEREST MARGIN(5)			2.74%			3.08%

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,385,436	$61,144	5.17%	$1,937,988	$47,268	4.92%
Securities available for sale(6)	1,137,124	14,231	2.52%	1,016,924	13,553	2.69%
Securities held to maturity(6)	212,867	3,991	3.78%	226,137	4,730	4.22%
Restricted equity securities	19,644	603	6.19%	15,035	394	5.28%
Certificates of deposit at other financial institutions	3,138	31	1.99%	2,059	15	1.47%
Federal funds sold and other(2)	199,918	1,584	1.60%	82,596	372	0.91%

TOTAL INTEREST EARNING ASSETS	$3,957,827	$81,584	4.16%	$3,280,739	$66,332	4.08%
Allowance for loan losses	(21,840)			(17,822)
All other assets	135,177			97,166

TOTAL ASSETS	$4,071,164			$3,360,083
LIABILITIES & EQUITY
Deposits:
Interest checking	$889,625	$6,495	1.47%	$671,777	$2,301	0.69%
Money market	757,698	5,648	1.50%	610,832	2,709	0.89%
Savings	49,117	76	0.31%	55,899	85	0.31%
Time deposits	1,344,752	11,028	1.65%	1,164,766	6,712	1.16%
Federal Home Loan Bank advances	313,806	2,524	1.62%	218,823	1,260	1.16%
Federal funds purchased and other(3)	31,283	227	1.46%	49,999	217	0.88%
Subordinated notes and other borrowings	58,554	2,164	7.45%	58,375	2,156	7.45%

TOTAL INTEREST BEARING LIABILITIES	$3,444,835	$28,162	1.65%	$2,830,471	$15,440	1.10%
Demand deposits	292,553			239,330
Other liabilities	13,657			11,060
Total equity	320,119			279,222

TOTAL LIABILITIES AND EQUITY	$4,071,164			$3,360,083
NET INTEREST SPREAD(4)			2.51%			2.98%
NET INTEREST INCOME		$53,422			$50,892
NET INTEREST MARGIN(5)			2.72%			3.13%

(1)

Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.

(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended June 30, 2018 versus June 30, 2017
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,567	$2,087	$7,654
Securities available for sale	1,027	(448)	579
Securities held to maturity	(140)	(264)	(404)
Restricted equity securities	55	61	116
Certificates of deposit at other financial institutions	4	7	11
Federal funds sold and other	171	255	426

TOTAL INTEREST INCOME	$6,684	$1,698	$8,382

INTEREST EXPENSE
Deposits
Interest checking	$415	$1,675	$2,090
Money market accounts	412	1,155	1,567
Savings	(6)	1	(5)
Time deposits	518	1,873	2,391
Federal Home Loan Bank advances	283	379	662
Fed funds purchased and other borrowed funds	(66)	50	(16)
Subordinated Notes and other borrowings	3	(3)	—

TOTAL INTEREST EXPENSE	$1,559	$5,130	6,689

NET INTEREST INCOME	$5,125	$(3,432)	$1,693

	Net change six months ended June 30, 2018 versus June 30, 2017
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$10,919	$2,957	$13,876
Securities available for sale	1,637	(959)	678
Securities held to maturity	(275)	(464)	(739)
Restricted equity securities	120	89	209
Certificates of deposit at other financial institutions	8	8	16
Federal funds sold and other	528	684	1,212

TOTAL INTEREST INCOME	$12,937	$2,315	$15,252

INTEREST EXPENSE
Deposits
Interest checking	$753	$3,441	$4,194
Money market accounts	645	2,294	2,939
Savings	(9)	—	(9)
Time deposits	1,048	3,268	4,316
Federal Home Loan Bank advances	548	716	1,264
Fed funds purchased and other borrowed funds	(82)	92	10
Subordinated notes and other borrowings	8	—	8

TOTAL INTEREST EXPENSE	$2,911	$9,811	$12,722

NET INTEREST INCOME	$10,026	$(7,496)	$2,530

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

The provision for loan losses was $570 and $573 for the three months ended June 30, 2018 and 2017, respectively, and $1,143 and $2,428 for the six months ended June 30, 2018 and 2017, respectively. The lower provision for the three and six months ended June 30, 2018 compared to the same periods in 2017 is based on the Company’s analysis of its allowance for loan losses which, based on the loan portfolio’s risk profile and comparatively less loan growth, required less provision be recorded. Nonperforming loans at June 30, 2018 totaled $3,437 compared to $3,042 at December 31, 2017, representing 0.1% of total loans for both of these periods.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2018 was $4,147 and $7,603, respectively, compared to $3,880 and $7,888 for the same periods in 2017, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Service charges on deposit accounts	$51	$45	$6	13.3%
Other service charges and fees	823	758	65	8.6%
Net gains on sale of loans	1,941	2,067	(126)	(6.1%)
Wealth management	789	648	141	21.8%
Loan servicing fees, net	103	53	50	94.3%
Gain on sales of investment securities, net	1	120	(119)	(99.2%)
Net gain on foreclosed assets	3	3	—	—%
Other	436	186	250	134.4%

Total non-interest income	$4,147	$3,880	$267	6.9%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Service charges on deposit accounts	$93	$75	$18	24.0%
Other service charges and fees	1,574	1,510	64	4.2%
Net gains on sale of loans	3,380	4,401	(1,021)	23.2%
Wealth management	1,493	1,241	252	20.3%
Loan servicing fees, net	222	160	62	38.8%
Gain on sales of investment securities, net	1	120	(119)	(99.2%)
Net gain on foreclosed assets	6	6	—	—%
Other	834	375	459	122.4%

Total non-interest income	$7,603	$7,888	$(285)	3.6%

Net gain on sale of loans decreased $126 and $1,021 for the three and six months ended June 30, 2018, respectively, when compared to the three and six months ended June 30, 2017. The decrease was due to the volume of mortgage loans originated, the sales related to those loans, and less favorable market rates in 2018, which resulted in less favorable fair value adjustments on mortgage derivatives.

Wealth management income for the three and six months ended June 30, 2018 increased $141 and $252, or 21.8% and 20.3%, respectively, in comparison with the same periods in 2017. The increase was attributed to the growth in the client base and assets under management in the wealth management division, as well as improvement in the stock markets. As a comparison, the Company had assets under management at June 30, 2018 and 2017 of $384,391 and $343,757, respectively.

Net gain on sale of investment securities decreased $119, or 99.2%, for both the three and six months ended June 30, 2018 when comparing with the same periods in 2017. The decreases were primarily due to the gains on securities that were recognized in the second quarter of 2017.

Other non-interest income increased by $250 and $459, or 134.4% and 122.4%, respectively, when comparing the three and six months ended June 30, 2018 with the same periods 2017. The increase for the three and six months ended June 30, 2018 is primarily attributed to the increase in bank-owned life insurance (“BOLI”) income of $241 and $452, respectively.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2018 was $18,050 and $33,538, respectively, compared to $15,283 and $29,559 for the same periods in 2017, respectively. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Salaries and employee benefits	$10,268	$9,128	$1,140	12.5%
Occupancy and equipment	2,885	2,195	690	31.4%
FDIC assessment expense	778	1,015	(237)	(23.3%)
Marketing	269	285	(16)	(5.6%)
Professional fees	1,362	702	660	94.0%
Amortization of core deposit intangible	182	121	61	50.4%
Other	2,306	1,837	469	25.5%

Total non-interest expense	$18,050	$15,283	$2,767	18.1%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Salaries and employee benefits	$19,456	$17,161	$2,295	13.4%
Occupancy and equipment	5,479	4,290	1,189	27.7%
FDIC assessment expense	1,438	1,775	(337)	(19.0%)
Marketing	549	552	(3)	(0.1%)
Professional fees	2,231	1,737	494	28.4%
Amortization of core deposit intangible	286	248	38	15.3%
Other	4,099	3,796	303	8.0%

Total non-interest expense	$33,538	$29,559	$3,979	13.5%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three and six months ended June 30, 2018, in comparison with the same periods of 2017, were in salaries and employee benefits, occupancy and equipment, FDIC assessment expense, and other non-interest expense.

Salaries and employee benefits increased $1,140 and $2,295, or 12.5% and 13.4%, respectively, when comparing the three and six months ended June 30, 2018 with the same periods in 2017. The increases in both periods are primarily due to the Company’s staffing growth, during which the Company went from 274 full-time equivalent employees as of June 30, 2017, to 326 as of June 30, 2018, many of which were officer level positions as the Company has worked to enhance its management team to properly oversee the Company’s growth. Stock-based compensation expense also increased $530 and $842, respectively, for the three and six months ended June 30, 2018 in comparison with the same periods in 2017.

Occupancy and equipment expense increased $690 and $1,189, or 31.4% and 27.7%, respectively, when comparing the three and six months ended June 30, 2018 with the same periods in 2017. The variance for the three months ended June 30, 2018 versus the three months ended June 30, 2017 is primarily attributable to increases in building rent expense ($262) and software maintenance fees ($219). The variance when comparing the six months ended June 30, 2018 with the six months ended June 30, 2017 is attributable to increases in building rent expense ($499), software maintenance fees ($345) and other furniture, fixture & equipment expense ($124).

The Company’s FDIC assessment expense decreased $237 and $337, or 23.3% and 19.0%, respectively, when comparing the three and six months ended June 30, 2018 with the same periods in 2017. The decreases are due to improvements in regulatory standing.

Professional fees increased $660 and $494, or 94.0% and 28.4%, respectively, when comparing the three and six months ended June 30, 2018 with the same periods in 2017. The increase when comparing the three months ended June 30, 2018 with the same period in 2017 is due to increases in other professional fees ($256) and merger-related expenses ($350). The increase, when comparing the six months ended June 30, 2018 and 2017, is due to increases in merger-related expenses ($371), legal fees ($40) and accounting and auditing fees ($58).

For the three and six months ended June 30, 2018, other non-interest expenses increased $469 and $303, or 25.5% and 8.0%, respectively, when compared to the three and six months ended June 30, 2017. The increase in other non-interest expense for the six months ended June 30, 2018 versus June 30, 2017 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: insurance expense ($120); regulatory expenses ($104) and telephone expense ($27).

Income Tax Expense

The Company recognized income tax expense for the three and six months ended June 30, 2018, of $2,263 and $4,722, respectively, compared to $3,619 and $7,205, respectively, for the three and six months ended June 30, 2017. The Company’s year-to-date income tax expense for the period ended June 30, 2018 reflects an effective income tax rate of 18.9%, which is a significant decrease compared to 30.0% for the same period in 2017 resulting from tax reform legislation that became effective January 1, 2018.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2018 AND DECEMBER 31, 2017

Overview

The Company’s total assets increased by $321,712, or 8.4%, from December 31, 2017 to June 30, 2018. The increase in total assets has primarily been the result of organic growth in the loan portfolio and from purchases of additional investment securities and the Civic acquisition, which closed on April 1, 2018.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2018 and December 31, 2017 were $2,472,093 and $2,256,608, respectively, an increase of $215,485, or 9.6%. As a percentage of total assets, total loans, net of deferred fees, at June 30, 2018 and December 31, 2017 were 59.4% and 58.7% of total assets, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to help increase penetration in its primary markets in Middle Tennessee, Williamson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	June 30, 2018		December 31, 2017
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding purchased credit impaired (“PCI”) loans
Real estate:
Construction and land development	$562,696	22.7%	$494,818	21.9%
Commercial	762,577	30.8%	678,238	30.0%
Residential	648,249	26.2%	577,335	25.6%
Commercial and industrial	491,567	19.9%	502,006	22.2%
Consumer and other	6,800	0.3%	3,781	0.2%

Total loans—gross, excluding PCI loans	2,471,889	99.9%	2,256,178	99.9%

Total PCI loans	2,413	0.1%	2,393	0.1%

Total gross loans	2,474,302	100.0%	2,258,571	100.0%

Less: deferred loan fees, net	(2,209)		(1,963)
Allowance for loan losses	(22,341)		(21,247)

Total loans, net allowance for loan losses	$2,449,752		$2,235,361

The discussion in the following paragraphs includes the PCI loans in the breakdown of the various categories of loans.

Total gross loans increased 9.6% during the first six months of 2018, due to organic growth as a result of continued market penetration and the strength of the local economies, and also due to the Civic acquisition. During this period, the Company experienced growth in real estate loans of 12.7% with growth occurring in the residential real estate (12.3%), commercial real estate (12.4%) and construction and land development (13.7%) segments. The Company also experienced a slight decrease of 2.1% in the commercial and industrial segment during the first six months of 2018.

Real estate loans, including $449 of PCI loans, comprised 79.8% of the loan portfolio at June 30, 2018. The largest portion of the real estate segments as of June 30, 2018, was commercial real estate loans, which totaled 38.7% of real estate loans. Commercial real estate loans totaled $762,940 at June 30, 2018, and comprised 30.8% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled $562,696 at June 30, 2018, and comprised 28.5% of total real estate loans and 22.7% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $648,335 and comprised 32.8% of real estate loans and 26.2% of total loans at June 30, 2018.

Commercial and industrial loans totaled $493,531 at June 30, 2018 which includes $1,964 of PCI loans. Loans in this classification comprised 19.9% of total loans at June 30, 2018. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at June 30, 2018, excluding unearned net fees and costs.

Loan Maturity Schedule

	June 30, 2018
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$338,267	$139,675	$84,754	$562,696
Commercial	44,550	215,461	502,929	762,940
Residential	44,396	138,878	465,061	648,335
Commercial and industrial	74,737	336,853	81,941	493,531
Consumer and other	2,334	3,951	515	6,800

Total	$504,284	$834,818	$1,135,200	$2,474,302

Fixed interest rate	$144,116	$331,409	$364,250	$839,775
Variable interest rate	360,168	503,409	770,950	1,634,527

Total	$504,284	$834,818	$1,135,200	$2,474,302

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

In the table below, the components, as discussed above, of the allowance for loan losses are shown at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,335,401	$21,982	0.94%	$2,201,515	$20,358	0.92%	$133,886	$1,624	2 bps
Non-PCI acquired loans (Note 1)	133,414	343	0.26%	50,522	10	0.02%	82,892	333	24 bps
Impaired loans	3,074	16	0.52%	4,141	879	21.23%	(1,067)	(863)	-2071 bps

Non-PCI loans	2,471,889	22,341	0.90%	2,256,178	21,247	0.94%	215,711	1,094	-4 bps
PCI loans	2,413	—	—	2,393	—	—	20	—	—

Total loans	$2,474,302	$22,341	0.90%	$2,258,571	$21,247	0.94%	$215,731	$1,094	-4 bps

Note 1: Loans acquired are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of June 30, 2018, $343 in allowance for loan loss was recorded at June 30, 2018 related to the loans acquired.

At June 30, 2018, the allowance for loan losses was $22,341, compared to $21,247 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.90% at June 30, 2018 and 0.94% at December 31, 2017. Loan growth during the first half of 2018 is the primary reason for the increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Beginning balance	$21,247	$16,553
Loans charged-off:
Construction & land development	38	—
Commercial real estate	—	—
Residential real estate	7	1
Commercial & industrial	49	300
Consumer & other	17	25

Total loans charged-off	111	326
Recoveries on loans previously charged-off:
Construction & land development	1	—
Commercial real estate	—	—
Residential real estate	38	25
Commercial & industrial	10	—
Consumer & other	13	9

Total loan recoveries	62	34
Net charge-offs	(49)	(292)
Provision for loan losses charged to expense	1,143	2,428

Total allowance at end of period	$22,341	$18,689

Total loans, gross, at end of period(1)	$2,474,302	$2,012,844

Average gross loans(1)	$2,376,613	$1,929,198

Allowance to total loans	0.90%	0.93%

Net charge-offs to average loans, annualized	0.00%	0.03%

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

	June 30, 2018		December 31, 2017
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Real estate loans:
Construction and land development	$4,613	20.6%	$3,802	21.9%
Commercial	6,163	27.6%	5,981	30.0%
Residential	4,533	20.3%	3,834	25.6%

Total real estate	15,309	68.5%	13,617	77.5%

Commercial and industrial	6,976	31.2%	7,587	22.3%
Consumer and other	56	0.3%	43	0.2%

	$22,341	100.0%	$21,247	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of June 30, 2018 totaled $2,908. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $530 that were past due 90 days or more and still accruing interest at June 30, 2018.

The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2018	December 31, 2017
Non-accrual loans	$2,907	$2,837
Past due loans 90 days or more and still accruing interest	530	205

Total non-performing loans	3,437	3,042
Foreclosed assets	1,853	1,503

Total non-performing assets	5,290	4,545
Total non-performing loans as a percentage of total loans	0.14%	0.13%
Total non-performing assets as a percentage of total assets	0.13%	0.12%
Allowance for loan losses as a percentage of non-performing loans	650%	698%

As of June 30, 2018, there were seven loans on non-accrual status. The amount and number are further delineated by collateral category and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$—	—%	—
Commercial real estate	—	—%	—
Residential real estate	441	15.2%	2
Commercial & industrial	2,466	84.8%	5
Consumer	—	—%	—

Total non-accrual loans	$2,907	100.0%	7

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $1,148,679 at June 30, 2018, compared to $999,981 at December 31, 2017, an increase of $148,798, or 14.9%. The increase in available-for-sale securities was primarily attributed to security purchases during the first six months of 2018.

The held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $209,239 at June 30, 2018, compared to $214,856 at December 31, 2017, a decrease of $5,617, or 2.6%. The decrease is attributable to securities that matured or had principal pay downs during the first six months of 2018.

The combined portfolios represented 32.6% and 31.6% of total assets at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $20,533 and $18,492 at June 30, 2018 and December 31, 2017, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $11,578 at June 30, 2018 compared to $11,281 at December 31, 2017, an increase of $297, or 2.6%. This increase was the result of adding leasehold improvements and furniture and equipment as part of the Civic acquisition, which closed on April 1, 2018.

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

At June 30, 2018, total deposits were $3,398,025, an increase of $230,797, or 7.3%, compared to $3,167,228 at December 31, 2017. The growth in deposits is attributable to growth in time deposits and noninterest-bearing deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $779,886 at December 31, 2017 to $817,410 at June 30, 2018, due to the increased need for funding for the Bank’s loan growth and due to the fluctuation in certain brokered deposits that are interest-bearing checking and money market accounts that can fluctuate daily.

Public funds deposits in the form of county deposits are a part of the Company’s funding strategy and are cyclical in nature, with the peak of those deposit balances occurring during the middle of the first quarter of each calendar year. Public funds declined $112,086, or 11.2%, from $1,002,584 at December 31, 2017 to $890,498 at June 30, 2018 due to seasonal fluctuations in county deposits each year.

Time deposits excluding brokered deposits as of June 30, 2018, amounted to $797,009, compared to $675,150 as of December 31, 2017, an increase of $121,859, or 18.0%, much of which is attributable to the Civic acquisition on April 1, 2018 and new legislation that reclassified reciprocal deposits from brokered deposits to non-brokered deposits,. Non-public funds money market accounts, excluding brokered deposits, increased $21,670, or 4.5%, from December 31, 2017 to June 30, 2018. Noninterest-bearing checking deposits grew $34,815, or 12.2%, and non-public funds interest checking accounts, excluding brokered deposits, grew $109,962, or 82.1%, respectively, when comparing deposit balances from June 30, 2018 with balances at December 31, 2017, much of which is attributable to the Civic acquisition on April 1, 2018 and new legislation that reclassified reciprocal deposits from brokered deposits to non-brokered deposits.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

June 30, 2018
Three months or less	$109,031
Three through six months	269,685
Six through twelve months	130,877
Over twelve months	155,139

Total	$664,732

Federal Funds Purchased and Repurchase Agreements

The Company had no federal funds purchased from correspondent banks as of June 30, 2018 and December 31, 2017. Securities sold under agreements to repurchase had an outstanding balance of $345 as of June 30, 2018, compared to $31,004 as of December 31, 2017. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At June 30, 2018 and at December 31, 2017, advances totaled $351,500 and $272,000, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2018	48,000	1.89%
2019	248,500	2.18%
2020	55,000	1.72%

Total	$351,500	2.07%

Subordinated Notes

At June 30, 2018, the Company’s subordinated notes, net of issuance costs, totaled $58,604, compared with $58,515 at December 31, 2017. For more information related to the subordinated notes and the related issuance costs, please see Note 11 of the consolidated financial statements.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of June 30, 2018, $1,148,679 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $209,239 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $1,032,920 of the total $1,148,679 investment securities portfolio on hand at June 30, 2018, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of June 30, 2018, the Company’s equity was $348,162, as compared with $304,653 as of December 31, 2017. The increase in equity was due to the Company’s earnings of $20,213 in the first six months of 2018, the increase in common stock of $36,852, $33,174 of which was the result of common stock issued as part of the Civic acquisition, offset by the $13,556 decrease in the valuation of available-for-sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At June 30, 2018, the Company had unfunded loan commitments outstanding of $40,195, unused lines of credit of $633,648, and outstanding standby letters of credit of $33,224.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

(Amounts in thousands, except share/per share data and percentages)	As of or for the Three Months Ended
	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017
Total shareholders’ equity	$348,059	$304,762	$304,550	$303,594	$292,918
Less: Preferred stock	—	—	—	—	—

Total common shareholders’ equity	348,059	304,762	304,550	303,594	292,918
Common shares outstanding	14,480,240	13,258,142	13,237,128	13,209,055	13,181,501

Book value per share	$24.04	$22.99	$23.01	$22.98	$22.22

Total common shareholders’ equity	348,059	304,762	304,550	303,594	292,918
Less: Goodwill and other intangible assets	19,499	10,074	10,181	10,294	10,356

Tangible common shareholders’ equity	$328,560	$294,688	$294,369	$293,300	$282,562
Common shares outstanding	14,480,240	13,258,142	13,237,128	13,209,055	13,181,501

Tangible book value per share	$22.69	$22.23	$22.24	$22.20	$21.44

Average total common equity	340,175	$299,840	$304,847	$298,088	285,659
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	19,860	10,136	10,247	10,321	10,427

Average tangible common shareholders’ equity	$320,315	$289,704	$294,600	$287,767	$275,232
Net income available to common shareholders	10,161	$10,052	$2,394	$8,889	8,866
Average tangible common equity	320,315	289,704	294,600	287,767	275,232

Return on average tangible common equity	12.72%	14.07%	3.22%	12.26%	12.92%

Efficiency Ratio:
Net interest income	$26,905	$25,116	$24,608	$24,326	$24,469
Noninterest income	4,147	3,456	3,264	3,569	3,880

Operating revenue	31,052	28,572	27,872	27,895	28,349
Expense
Total noninterest expense	18,050	15,488	15,987	15,278	15,283

Efficiency ratio	58.13%	54.21%	57.36%	54.77%	53.91%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017	Jun 30, 2017
Income Statement Data ($):
Interest income	42,136	38,047	35,121	33,780	33,011
Interest expense	15,231	12,931	10,513	9,454	8,542
Net interest income	26,905	25,116	24,608	24,326	24,469
Provision for loan losses	570	573	1,295	590	573
Noninterest income	4,147	3,456	3,264	3,569	3,880
Noninterest expense	18,050	15,488	15,987	15,278	15,283
Net income before taxes	12,4323	12,511	10,590	12,027	12,493
Income tax expense	2,263	2,459	8,188	3,138	3,619
Net income	10,169	10,052	2,402	8,889	8,874
Earnings before interest and taxes	27,663	25,442	21,103	21,481	21,035
Net income available to common shareholders	10,161	10,052	2,394	8,889	8,866
Weighted average diluted common shares	14,981,440	13,766,384	13,767,979	13,773,539	13,701,762
Earnings per share, basic	0.71	0.76	0.18	0.67	0.68
Earnings per share, diluted	0.68	0.73	0.17	0.65	0.64
Profitability (%)
Return on average assets	0.98	1.03	0.26	1.03	1.03
Return on average equity	11.99	13.60	3.13	11.83	12.46
Return on average tangible common equity(3)	12.72	14.07	3.22	12.26	12.92
Efficiency ratio(3)	58.13	54.21	57.36	54.77	53.91
Net interest margin(1)	2.74	2.71	2.92	3.05	3.08
Balance Sheet Data ($):
Loans (including HFS)	2,488,862	2,322,889	2,268,632	2,127,753	2,023,679
Loan loss reserve	22,341	21,738	21,247	19,944	18,689
Cash	176,870	246,164	251,543	155,842	96,741
Securities	1,357,918	1,399,801	1,214,737	1,198,049	1,243,406
Goodwill	18,176	9,124	9,124	9,124	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	1,323	950	1,057	1,170	1,232
Assets	4,165,238	4,083,663	3,843,526	3,565,278	3,443,593
Deposits	3,398,025	3,355,153	3,167,228	2,824,825	2,754,425
Liabilities	3,817,076	3,778,798	3,538,873	3,261,581	3,150,572
Total equity	348,162	304,865	304,653	303,697	293,021
Common equity	348,059	304,762	304,550	303,594	292,918
Tangible common equity(3)	328,560	294,688	294,369	293,300	282,562
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.14	0.15	0.13	0.14	0.19
Nonperforming assets / (total loans(2) + foreclosed assets)	0.21	0.22	0.20	0.21	0.26
Loan loss reserve / total loans(2)	0.90	0.94	0.94	0.94	0.93
Net charge-offs / average loans	(0.01)	0.01	0.00	(0.13)	0.00
Capital (%)
Tangible common equity to tangible assets(3)	7.93	7.23	7.68	8.25	8.23
Leverage ratio	8.31	7.80	8.25	8.58	8.21
Common Equity Tier 1 ratio	12.14	11.45	11.37	11.58	11.54
Tier 1 risk-based capital ratio	12.14	11.45	11.37	11.58	11.54
Total risk-based capital ratio	14.98	14.42	14.40	14.68	14.69

(1)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the effectiveness of our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended June 30, 2018, net interest income was estimated to decrease 0.91% and 2.06% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 0.14% and decrease 0.34% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of June 30, 2018.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	107,336	(370)	(0.34%)
-100	107,857	151	0.14%
Base	107,706	—	0.00%
+100	106,731	(433)	(0.91%)
+200	105,483	(975)	(2.06%)
+300	104,931	(2,223)	(2.58%)
+400	103,697	(2,775)	(3.72%)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated 2017 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

August 9, 2018	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)