Form 10-Q
period 2018-09-30
Franklin Financial Network Inc.
filed 2018-11-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 31, 2018, was 14,525,973.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from financial institutions	$144,660	$251,543
Certificates of deposit at other financial institutions	3,104	2,855
Securities available for sale	1,115,187	999,881
Securities held to maturity (fair value 2018—$199,927 and 2017—$217,608)	204,587	214,856
Loans held for sale, at fair value	14,563	12,024
Loans	2,550,121	2,256,608
Allowance for loan losses	(22,479)	(21,247)
Net loans	2,527,642	2,235,361
Restricted equity securities, at cost	21,793	18,492
Premises and equipment, net	11,852	11,281
Accrued interest receivable	14,391	11,947
Bank owned life insurance	54,859	49,085
Deferred tax asset	17,366	10,007
Foreclosed assets	1,853	1,503
Servicing rights, net	3,465	3,620
Goodwill	18,176	9,124
Core deposit intangible, net	1,109	1,007
Other assets	13,206	10,940
Total assets	$4,167,813	$3,843,526
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$321,108	$272,172
Interest bearing	3,050,442	2,895,056
Total deposits	3,371,550	3,167,228
Federal Home Loan Bank advances	371,500	272,000
Federal funds purchased and repurchase agreements	—	31,004
Subordinated notes, net	58,649	58,515
Accrued interest payable	4,726	2,769
Other liabilities	5,211	7,357
Total liabilities	3,811,636	3,538,873
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value: 30,000,000 and 30,000,000 shares authorized at September 30, 2018 and December 31, 2017 , respectively; 14,525,351 and 13,237,128 issued at September 30, 2018 and December 31, 2017 , respectively	261,623	222,665
Retained earnings	119,433	88,671
Accumulated other comprehensive loss	(24,982)	(6,786)
Total shareholders’ equity	356,074	304,550
Non-controlling interest in consolidated subsidiary	103	103
Total equity	356,177	304,653
Total liabilities and equity	$4,167,813	$3,843,526

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income and dividends
Loans, including fees	$34,435	$25,973	$95,541	$73,195
Securities:
Taxable	6,460	5,041	19,476	16,358
Tax-Exempt	1,926	2,217	5,770	6,449
Dividends on restricted equity securities	313	269	916	663
Federal funds sold and other	583	280	2,197	667
Total interest income	43,717	33,780	123,900	97,332
Interest expense
Deposits	14,137	7,311	37,385	19,118
Federal funds purchased and repurchase agreements	69	92	296	309
Federal Home Loan Bank advances	1,867	968	4,390	2,228
Subordinated notes and other borrowings	1,082	1,083	3,246	3,239
Total interest expense	17,155	9,454	45,317	24,894
Net interest income	26,562	24,326	78,583	72,438
Provision for loan losses	136	590	1,279	3,018
Net interest income after provision for loan losses	26,426	23,736	77,304	69,420
Noninterest income
Service charges on deposit accounts	58	39	151	114
Other service charges and fees	747	787	2,321	2,297
Net gains on sale of loans	1,379	1,517	4,759	5,918
Wealth management	705	643	2,198	1,884
Loan servicing fees, net	111	70	333	230
Gain (loss) on sale or call of securities	(1)	350	—	470
Net gain on sale of foreclosed assets	3	(16)	9	(10)
Other	440	179	1,274	554
Total noninterest income	3,442	3,569	11,045	11,457
Noninterest expense
Salaries and employee benefits	10,723	9,011	30,179	26,172
Occupancy and equipment	2,933	2,399	8,412	6,689
FDIC assessment expense	1,020	900	2,458	2,675
Marketing	306	192	855	744
Professional fees	1,023	821	3,254	2,558
Amortization of core deposit intangible	169	115	455	363
Other	2,077	1,840	6,176	5,636
Total noninterest expense	18,251	15,278	51,789	44,837
Income before income tax expense	11,617	12,027	36,560	36,040
Income tax expense	1,068	3,138	5,790	10,343
Net income	10,549	8,889	30,770	25,697
Earnings attributable to noncontrolling interest	—	—	(8)	(8)
Net income available to common shareholders	$10,549	$8,889	$30,762	$25,689
Earnings per share:
Basic	$0.73	$0.67	$2.19	$1.96
Diluted	0.70	0.65	2.10	1.86

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$10,549	$8,889	$30,770	$25,697
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during the period	(6,279)	1,610	(24,625)	7,641
Reclassification adjustment for gains included in net income	1	(350)	—	(470)
Net unrealized gains (losses)	(6,278)	1,260	(24,625)	7,171
Tax effect	1,639	(494)	6,429	(2,812)
Total other comprehensive income (loss)	(4,639)	766	(18,196)	4,359
Comprehensive income	$5,910	$9,655	$12,574	$30,056

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2018 and September 30, 2017

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	103	$270,361
Exercise of common stock options	—	138,007	1,361	—	—	—	1,361
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Stock based compensation expense, net of restricted share forfeitures	—	26,718	1,970	—	—	—	1,970
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(5,085)	(193)	—	—	—	(193)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	25,697	—	—	25,697
Other comprehensive income	—	—	—	—	4,359	—	4,359
Balance at September 30, 2017	$—	13,209,055	$221,642	$85,075	$(3,123)	$103	$303,697
Balance at December 31, 2017	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653
Exercise of common stock options	—	207,472	2,845	—	—	—	2,845
Stock based compensation expense, net of forfeitures	—	—	3,454	—	—	—	3,454
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(7,271)	(273)	—	—	—	(273)
Issuance of restricted stock, net of forfeitures	—	117,632	—	—	—	—	-
Stock issued for acquisition (net of issuance costs)	—	970,390	32,932	—	—	—	32,932
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	30,770	—	—	30,770
Other comprehensive loss	—	—	—	—	(18,196)	—	(18,196)
Balance at September 30, 2018	$—	14,525,351	$261,623	$119,433	$(24,982)	$103	$356,177

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$30,770	$25,697
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,279	1,118
Accretion of purchase accounting adjustments	(1,122)	(873)
Net amortization of securities	6,323	7,654
Amortization of loan servicing right asset	643	721
Amortization of core deposit intangible	455	363
Amortization of debt issuance costs	134	133
Provision for loan losses	1,279	3,018
Deferred income tax benefit	(853)	(1,394)
Origination of loans held for sale	(267,862)	(270,876)
Proceeds from sale of loans held for sale	269,594	290,669
Net gain on sale of loans	(4,759)	(5,918)
Gain on sale of available for sale securities	—	(470)
Income from bank owned life insurance	(1,155)	(465)
Net loss on foreclosed assets	—	10
Stock-based compensation	3,454	1,970
Deferred gain on sale of loans	(11)	(58)
Deferred gain on sale of foreclosed assets	(9)	-
Net change in:
Accrued interest receivable and other assets	(4,002)	(5,949)
Accrued interest payable and other liabilities	(1,984)	1,120
Net cash from operating activities	32,174	46,470
Cash flows from investing activities
Securities available for sale :
Sales	—	122,837
Purchases	(235,319)	(455,700)
Maturities, prepayments and calls	122,172	108,339
Securities held to maturity :
Purchases	(1,676)	(1,996)
Maturities, prepayments and calls	10,571	12,110
Net change in loans	(196,053)	(346,595)
Purchase of restricted equity securities	(2,425)	(6,629)
Purchases of premises and equipment, net	(1,597)	(2,784)
Proceeds from sale of foreclosed assets	—	1,330
Capitalization of foreclosed assets	—	(35)
Decrease (Increase) in certificates of deposits at other financial institutions	251	(1,310)
Purchase of bank owned life insurance	(119)	—
Net cash acquired from acquisition (See Note 2)	24,660	—
Net cash from investing activities	(279,535)	(570,433)
Cash flows from financing activities
Increase in deposits	81,160	433,007
Decrease in federal funds purchased and repurchase agreements	(31,004)	(50,439)
Proceeds from Federal Home Loan Bank advances	270,000	370,000
Repayment of Federal Home Loan Bank advances	(182,000)	(165,000)
Proceeds from issuance of common stock, net of offering costs	(242)	—
Proceeds from exercise of common stock warrants	—	150
Proceeds from exercise of common stock options	2,845	1,361
Divestment of common stock issued to 401(k) plan	(273)	(193)
Noncontrolling interest distributions	(8)	(8)
Net cash from financing activities	140,478	588,878
Net change in cash and cash equivalents	(106,883)	64,915
Cash and cash equivalents at beginning of period	251,543	90,927
Cash and cash equivalents at end of period	$144,660	$155,842
Supplemental information:
Interest paid	$44,159	$24,221
Income taxes paid	6,632	12,380
Non-cash supplemental information:
Fair value of stock and stock options issued related to Civic Bank acquisition*	$33,174	$—
Transfers from loans to foreclosed assets	350	2,818
Transfers from loans to loans held for sale	—	2,685
*	See Note 2 for non-cash assets acquired and liabilities assumed in business combinations.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance becomes effective for the Company on January 1, 2019.  Had this standard been effective as of September 30, 2018, we would have recorded a right of use asset and lease liability of approximately $56.9 million. In July 2018, the FASB issued Accounting Standards Update 2018-10, “Codification Improvements to Topic 842, Leases” which provides technical corrections and improvements to ASU 2016-02. It is not anticipated that this update will have an impact on our adoption of ASU 2016-02. Also in July 2018, the FASB issued Accounting Standards Update 2018-11, “Leases (Topic 842): Targeted Improvements” which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Franklin Synergy intends to elect the optional transition method which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information and has formed a committee to formulate the methodology to be used. Most importantly, the Company is evaluating the outcome of scenarios to determine which calculations will produce results that are indicative of the risk within the portfolio. Management is assessing the potential impact of adopting ASU 2016-13.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This Update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the approach to adopting this new standard, but does not expect the potential impact on the Company’s consolidated financial statements to be material.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this Update is to better align a company‘s financial reporting for hedging activities with the economic objectives of those activities.  This Update is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period permitted. The Update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  While the Company continues to assess all potential impacts of the standard, the Company currently expects the adoption to have an immaterial impact on our consolidated financial statements.

NOTE 2—BUSINESS COMBINATIONS

As of April 1, 2018, Civic Bank & Trust (“Civic”) merged with and into Franklin Synergy with Franklin Synergy continuing as the surviving company. Under the terms of the acquisition, Civic’s common shareholders received a total of 970,390 shares of the Company’s common stock in exchange for the outstanding shares of Civic common stock. With the completion of the acquisition, the Company has its first full service branch office in Nashville, Tennessee located in the Davidson County market. The results of Civic’s operations are included in the Company’s results since April 1, 2018. Acquisition-related costs of $0 and $565, respectively, are included in other noninterest expense in the Company’s income statement for the three and nine months ended September 30, 2018. The fair value of the common shares issued as part of the consideration paid for Civic was determined using the basis of the closing price of the Company’s common shares on the acquisition date.

Goodwill of $9,052 arising from the acquisition consisted largely of synergies resulting from the combining of the operations of the companies. The fair value of intangible assets related to core deposits was determined to be $558.

The following table summarizes the consideration paid for Civic and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration:
Common stock issued to Civic shareholders	$31,635
Fair value of stock options issued to Civic option holders	1,539
Fair value of total consideration	$33,174
Recognized amounts of identifiable assets acquired and liabilities assumed:*
Cash and cash equivalents	$24,660
Certificates of deposit at other financial institutions	500
Securities available for sale	31,734
Loans	96,385
Equity securities	876
Premises and equipment	253
Core deposit intangibles	558
Foreclosed assets	350
Other assets	5,285
Total assets acquired	160,601
Deposits	123,162
Federal Home Loan Bank advances	11,500
Other liabilities	1,817
Total liabilities assumed	136,479
Total net assets acquired	24,122
Goodwill	$9,052

*	Amounts shown in the table above are subject to adjustment.

The fair value of net assets acquired includes fair value adjustments to certain loan receivables that were not considered impaired as of the acquisition date. As such, these receivables were not subject to the guidance relating to purchased credit-impaired loans. Receivables acquired include loans and customer receivables with a fair value and gross contractual amounts receivable of $96,385 and $96,903, respectively, on the date of acquisition.

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

	Nine Months Ended September 30,
	2018	2017
Net interest income – pro forma (unaudited)	$79,860	$77,004
Net income – pro forma (unaudited)	$30,834	$26,926
Earnings per share – pro forma (unaudited):
Basic	$2.05	$1.91
Diluted	$1.98	$1.82

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. Treasury securities	$254,750	$—	$(215)	$254,535
U.S. government sponsored entities and agencies	25,984	1	(249)	25,736
Mortgage-backed securities: residential	735,120	2	(27,971)	707,151
Mortgage-backed securities: commercial	5,104	—	(143)	4,961
Asset-backed securities	8,458	—	(28)	8,430
State and political subdivisions	119,585	90	(5,301)	114,374
Total	$1,149,001	$93	$(33,907)	$1,115,187

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. Treasury securities	$229,119	$—	$(210)	$228,909
U.S. government sponsored entities and agencies	20,125	—	(164)	19,961
Mortgage-backed securities: residential	641,225	102	(8,761)	632,566
Mortgage-backed securities: commercial	5,133	—	(59)	5,074
State and political subdivisions	113,468	1,787	(1,884)	113,371
Total	$1,009,070	$1,889	$(11,078)	$999,881

The amortized cost and fair value of the securities held to maturity portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2018
Mortgage backed securities: residential	$84,377	$29	$(4,393)	$80,013
State and political subdivisions	120,210	366	(662)	119,914
Total	$204,587	$395	$(5,055)	$199,927
December 31, 2017
Mortgage backed securities: residential	$93,366	$207	$(1,796)	$91,777
State and political subdivisions	121,490	4,379	(38)	125,831
Total	$214,856	$4,586	$(1,834)	$217,608

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds	$—	$61,647	$—	$122,837
Gross gains	—	414	—	659
Gross losses	(1)	(64)	—	(189)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2018
	Amortized Cost	Fair Value
Available for sale
One year or less	$275,319	$274,944
Over one year through five years	2,221	2,201
Over five years through ten years	2,758	2,732
Over ten years	128,479	123,198
Mortgage-backed securities: residential	735,120	707,151
Mortgage-backed securities: commercial	5,104	4,961
Total	$1,149,001	$1,115,187
Held to maturity
One year or less	$500	$505
Over one year through five years	1,106	1,109
Over five years through ten years	13,662	13,678
Over ten years	104,942	104,622
Mortgage-backed securities: residential	84,377	80,013
Total	$204,587	$199,927

Securities pledged at September 30, 2018 and December 31, 2017 had a carrying amount of $967,505 and $975,518, respectively, and were pledged to secure public deposits and repurchase agreements.

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Available for sale
U.S. Treasury securities	$254,535	$(215)	$—	$—	$254,535	$(215)
U.S. government sponsored entities and agencies	5,186	(90)	19,899	(159)	25,085	(249)
Mortgage-backed securities: residential	235,919	(5,666)	470,855	(22,305)	706,774	(27,971)
Mortgage-backed securities: commercial	—	—	4,961	(143)	4,961	(143)
Asset-backed securities	4,923	(28)	—	—	4,923	(28)
State and political subdivisions	44,606	(609)	59,664	(4,692)	104,270	(5,301)
Total available for sale	$545,169	$(6,608)	$555,379	$(27,299)	$1,100,548	$(33,907)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$12,039	$(416)	$63,970	$(3,977)	$76,009	$(4,393)
State and political subdivisions	58,496	(596)	1,377	(66)	59,873	(662)
Total held to maturity	$70,535	$(1,012)	$65,347	$(4,043)	$135,882	$(5,055)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for sale
U.S. Treasury securities	$228,909	$(210)	$—	$—	$228,909	$(210)
U.S. government sponsored entities and agencies	19,961	(164)	—	—	19,961	(164)
Mortgage-backed securities: residential	301,158	(2,447)	311,366	(6,314)	612,524	(8,761)
Mortgage-backed securities: commercial	5,074	(59)	—	—	5,074	(59)
State and political subdivisions	1,298	(2)	62,725	(1,882)	64,023	(1,884)
Total available for sale	$556,400	$(2,882)	$374,091	$(8,196)	$930,491	$(11,078)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$11,191	$(69)	$72,582	$(1,727)	$83,773	$(1,796)
State and political subdivisions	262	(2)	1,148	(36)	1,410	(38)
Total held to maturity	$11,453	$(71)	$73,730	$(1,763)	$85,183	$(1,834)

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

NOTE 4—LOANS

Loans at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Loans that are not PCI loans
Construction and land development	$587,736	$494,818
Commercial real estate:
Nonfarm, nonresidential	731,987	628,554
Other	46,002	49,684
Residential real estate:
Closed-end 1-4 family	477,050	407,695
Other	181,622	169,640
Commercial and industrial	520,727	502,006
Consumer and other	5,539	3,781
Loans before net deferred loan fees	2,550,663	2,256,178
Deferred loan fees, net	(2,565)	(1,963)
Total loans that are not PCI loans	2,548,098	2,254,215
Total PCI loans	2,023	2,393
Allowance for loan losses	(22,479)	(21,247)
Total loans, net of allowance for loan losses	$2,527,642	$2,235,361

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2018 and 2017:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341
Provision for loan losses	172	(18)	(30)	13	(1)	136
Loans charged-off	—	—	—	—	(5)	(5)
Recoveries	—	—	5	—	2	7
Total ending allowance balance	$4,785	$6,145	$4,508	$6,989	$52	$22,479
Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,796	$5,011	$2,939	$6,894	$49	$18,689
Provision for loan losses	(507)	212	169	707	9	590
Loans charged-off	—	—	-	(9)	(11)	(20)
Recoveries	668	—	14	—	3	685
Total ending allowance balance	$3,957	$5,223	$3,122	$7,592	$50	$19,944

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	1,021	164	638	(559)	15	$1,279
Loans charged-off	(39)	—	(7)	(49)	(22)	$(117)
Recoveries	1	—	43	10	16	$70
Total ending allowance balance	$4,785	$6,145	$4,508	$6,989	$52	$22,479
Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	(487)	957	687	1,833	28	$3,018
Loans charged-off	—	—	(1)	(309)	(36)	$(346)
Recoveries	668	—	38	—	13	$719
Total ending allowance balance	$3,957	$5,223	$3,122	$7,592	$50	$19,944

As of both September 30, 2018 and December 31, 2017, there was no allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$23	$—	$23
Collectively evaluated for impairment	4,785	6,145	4,508	6,966	52	22,456
Purchased credit-impaired loans	—	—	—	—	—	—
Total ending allowance balance	$4,785	$6,145	$4,508	$6,989	$52	$22,479
Loans:
Individually evaluated for impairment	$548	$—	$2,490	$266	$—	$3,304
Collectively evaluated for impairment	587,188	777,989	656,182	520,461	5,539	2,547,359
Purchased credit-impaired loans	—	—	83	1,940	—	2,023
Total ending loans balance	$587,736	$777,989	$658,755	$522,667	$5,539	$2,552,686
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$879	$—	$879
Collectively evaluated for impairment	3,802	5,981	3,834	6,708	43	20,368
Purchased credit-impaired loans	—	—	—	—	—	—
Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Loans:
Individually evaluated for impairment	$217	$—	$834	$3,090	$—	$4,141
Collectively evaluated for impairment	494,601	678,238	576,501	498,916	3,781	2,252,037
Purchased credit-impaired loans	—	380	105	1,908	—	2,393
Total ending loans balance	$494,818	$678,618	$577,440	$503,914	$3,781	$2,258,571

Loans collectively evaluated for impairment reported at September 30, 2018 include certain acquired loans. At September 30, 2018, these non-PCI loans had a carrying value of $111,022, comprised of contractually unpaid principal totaling $112,384 and discounts totaling $1,362. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $269 was necessary at September 30, 2018.

The following table presents information related to impaired loans by class of loans as of September 30, 2018 and December 31, 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2018
With no allowance recorded:
Construction and land development	$548	$548	—
Residential real estate:
Closed-end 1-4 family	1,357	1,356	—
Other	1,150	1,134	—
Commercial and industrial	92	92	—
Subtotal	3,147	3,130	—
With an allowance recorded:
Commercial and industrial	174	174	23
Subtotal	174	174	23
Total	$3,321	$3,304	$23
December 31, 2017
With no allowance recorded:
Construction and land development	$217	$217	$—
Residential real estate:
Closed-end 1-4 family	14	14	—
Other	820	820	—
Commercial and industrial	108	108	—
Subtotal	1,159	1,159	—
With an allowance recorded:
Commercial and industrial	2,982	2,982	879
Subtotal	2,982	2,982	879
Total	$4,141	$4,141	$879

The following table presents the average recorded investment of impaired loans by class of loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Recorded Investment	2018	2017	2018	2017
With no allowance recorded:
Construction and land development	$548	$1,348	$649	$1,199
Commercial real estate:
Nonfarm, nonresidential	—	812	—	2,394
Residential real estate:
Closed-end 1-4 family	1,465	112	1,991	863
Other	1,025	199	1,025	245
Commercial and industrial	2,466	499	1,099	657
Consumer and other	—	-	—	1
Subtotal	5,504	2,970	4,764	5,359
With an allowance recorded:
Commercial and industrial	$177	$2,998	$2,017	$2,820
Subtotal	177	2,998	2,017	2,820
Total	$5,681	$5,968	$6,781	$8,179

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and nine months ended September 30, 2018 and 2017.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and December 31, 2017:

	Nonaccrual	Loans Past Due Over 90 Days
September 30, 2018
Construction and land development	$548	$274
Residential real estate:
Closed-end 1-4 family	1,683	—
Other	1,084	50
Commercial and industrial	92	241
Total	$3,407	$565
December 31, 2017
Residential real estate:
Closed-end 1-4 family	$257	$14
Other	114	—
Commercial and industrial	2,466	191
Total	$2,837	$205

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Nonaccrual	Total Past Due and Nonaccrual	Loans Not Past Due	PCI Loans	Total
September 30, 2018
Construction and land development	$—	$—	$274	$548	$822	$586,914	$—	$587,736
Commercial real estate:
Nonfarm, nonresidential	847	—	—	—	847	731,140	—	731,987
Other	—	—	—	—	—	46,002	—	46,002
Residential real estate:
Closed-end 1-4 family	37	154	—	1,683	1,874	475,176	83	477,133
Other	65	820	50	1,084	2,019	179,603	—	181,622
Commercial and industrial	233	73	241	92	639	520,088	1,940	522,667
Consumer and other	—	—	—	—	—	5,539	—	5,539
	$1,182	$1,047	$565	$3,407	$6,201	$2,544,462	$2,023	$2,552,686
December 31, 2017
Construction and land development	$1,918	$136	$—	$—	$2,054	$492,764	$—	$494,818
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	—	628,554	380	628,934
Other	—	—	—	—	—	49,684	—	49,684
Residential real estate:
Closed-end 1-4 family	—	—	14	257	271	407,424	105	407,800
Other	146	719	—	114	979	168,661	—	169,640
Commercial and industrial	532	27	191	2,466	3,216	498,790	1,908	503,914
Consumer and other	—	—	—	—	—	3,781	—	3,781
	$2,596	$882	$205	$2,837	$6,520	$2,249,658	$2,393	$2,258,571

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of September 30, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Total
September 30, 2018
Construction and land development	$583,091	$3,508	$1,137	$587,736
Commercial real estate:
Nonfarm, nonresidential	716,869	15,118	—	731,987
Other	45,615	—	387	46,002
Residential real estate:
Closed-end 1-4 family	471,522	2,853	2,758	477,133
Other	179,073	404	2,145	181,622
Commercial and industrial	502,762	9,328	10,577	522,667
Consumer and other	5,537	2	—	5,539
	$2,504,469	$31,213	$17,004	$2,552,686

	Pass	Special Mention	Substandard	Total
December 31, 2017
Construction and land development	$494,601	$—	$217	$494,818
Commercial real estate:
Nonfarm, nonresidential	609,458	12,602	6,874	628,934
Other	49,303	—	381	49,684
Residential real estate:
1-4 family	404,832	615	2,353	407,800
Other	167,886	—	1,754	169,640
Commercial and industrial	485,363	10,350	8,201	503,914
Consumer and other	3,777	4	—	3,781
	$2,215,220	$23,571	$19,780	$2,258,571

Troubled Debt Restructurings

As of September 30, 2018 the Company’s loan portfolio contains two loans that have been modified in a troubled debt restructuring with a balance of $883.  The troubled debt restructurings described above increased the allowance for loan loss by $23 with $0 being charged-off as of September 30, 2018. There were also no first payment defaults on the loans modified as a troubled debt restructuring during the three and nine months ended September 30, 2018. As of December 31, 2017, the Company’s loan portfolio contained one loan that had been modified in a troubled debt restructuring with a balance of $608. During the three months ended September 30, 2018 two loans were added as a troubled debt restructuring with a balance of $883, and the loan that was a troubled debt restructuring at December 31, 2017 was paid off with $0 of the loan balance being charged off.

NOTE 5—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$496,037	$507,233
Other	3,831	4,626

The components of net loan servicing fees for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loan servicing fees, net:
Loan servicing fees	$314	$312	$976	$951
Amortization of loan servicing fees	(203)	(242)	(643)	(721)
Change in impairment	—	—	—	—
Total	$111	$70	$333	$230

The fair value of servicing rights was estimated by management to be approximately $5,348 at September 30, 2018. Fair value for September 30, 2018 was determined using a weighted average discount rate of 10.0% and a weighted average prepayment speed of 9.7%. At December 31, 2017, the fair value of servicing rights was estimated by management to be approximately $5,089. Fair value for December 31, 2017 was determined using a weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%.

NOTE 6—SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Our subsidiary bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At September 30, 2018 and December 31, 2017, these short-term borrowings totaled $0 and $31,004, respectively, and were secured by securities with carrying amounts of $0 and $41,136, respectively.

The following table provides additional details as of December 31, 2017:

As of December 31, 2017	Mortgage- Backed Securities: Residential	State and Political Subdivisions	Total
Market value of securities pledged	$1,004	$42,109	$43,113
Borrowings related to pledged amounts	$—	$31,004	$31,004
Market value pledged as a % of borrowings	—%	136%	139%

NOTE 7—SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allows the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. There were 0 and 12,461 warrants exercised during the nine months ended September 30, 2018 and 2017, respectively.

A summary of the stock warrant activity for the nine months ended September 30, 2018 and 2017 follows:

	September 30, 2018	September 30, 2017
Stock warrants exercised:
Intrinsic value of warrants exercised	$—	$329
Cash received from warrants exercised	—	150

The warrants expired on March 30, 2017; therefore at September 30, 2018, there were no outstanding warrants associated with the 2010 offering.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,376 and $735 and $3,454 and $1,970 for the three and nine months ended September 30, 2018 and

2017, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $285 and $568 for the three and nine months ended September 30, 2018, respectively. The total income tax benefit for the three and nine months ended September 30, 2017 was $261 and $711, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the 2017 Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The 2017 Plan provides for authorized shares up to 3,500,000. At September 30, 2018, there were 2,765,423 authorized shares available for issuance under the 2017 Plan.

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

Employee, organizer and director awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a ten-year contractual term with varying vesting requirements. The Company assigns discretion to its Board of Directors to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	September 30, 2018	September 30, 2017
Risk-free interest rate	2.83%	2.16%
Expected term	7.5 years	6.8 years
Expected stock price volatility	31.42%	32.32%
Dividend yield	0.00%	0.03%

The weighted average fair value of options granted for the nine months ended September 30, 2018 and 2017 were $11.31 and $14.51, respectively.

A summary of the activity in the plans for the nine months ended September 30, 2018 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,507,168	$21.37	6.55	$19,180
Granted	542,637	30.14
Exercised	(235,381)	16.61
Forfeited, expired, or cancelled	(19,053)	29.96
Outstanding at period end	1,795,371	24.47	6.55	$26,265
Vested or expected to vest	1,705,602	24.47	6.55	$24,952
Exercisable at period end	975,485	18.42	5.43	$20,152

	For the Nine Months Ended September 30,
	2018	2017
Stock options exercised:
Intrinsic value of options exercised	$4,828	$4,141
Cash received from options exercised	2,845	1,361
Tax benefit realized from option exercises	568	406

As of September 30, 2018, there was $6,276 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock: Additionally, the 2007 Plan and the Amended and Restated 2017 Plan each provides for the granting of restricted share awards and other performance related incentives. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards typically have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the nine months ended September 30, 2018 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2017	94,181	$25.42
Granted	121,288	31.00
Vested	(40,114)	26.67
Forfeited	(3,656)	31.77
Non-vested at September 30, 2018	171,699	$31.00

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2018, there was $4,434 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of September 30, 2018, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of September 30, 2018 and December 31, 2017 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Company common equity Tier 1 capital to risk-weighted assets	$359,881	12.24%	$132,313	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$441,103	15.00%	$235,223	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$359,881	12.24%	$176,417	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$359,881	8.71%	$165,295	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$413,850	14.08%	$132,305	4.50%	$185,843	6.50%
Bank Total Capital to risk weighted assets	$436,423	14.84%	$235,208	8.00%	$285,913	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$413,850	14.08%	$176,406	6.00%	$228,730	8.00%
Bank Tier 1 (Core) Capital to average assets	$413,850	10.02%	$165,185	4.00%	$208,269	5.00%
December 31, 2017
Company common equity Tier 1 capital to risk-weighted assets	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Company Total Capital to risk weighted assets	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Company Tier 1 (Core) Capital to risk weighted assets	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank common equity Tier 1 capital to risk-weighted assets	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Bank Total Capital to risk weighted assets	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Bank Tier 1 (Core) Capital to risk weighted assets	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Bank Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$—	$254,535	$—
U.S. government sponsored entities and agencies	—	25,736	—
Mortgage-backed securities-residential	—	707,151	—
Mortgage-backed securities-commercial	—	4,961	—
Asset-backed securities	—	8,430	—
State and political subdivisions	—	114,374	—
Total securities available for sale	$—	$1,115,187	$—
Loans held for sale	$—	$14,563	$—
Mortgage banking derivatives	$—	$200	$—
Financial Liabilities
Mortgage banking derivatives	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$—	$228,909	$—
U.S. government sponsored entities and agencies	—	19,961	—
Mortgage-backed securities-residential	—	632,566	—
Mortgage-backed securities-commercial	—	5,074	—
State and political subdivisions	—	113,371	—
Total securities available for sale	$—	$999,881	$—
Loans held for sale	$—	$12,024	$—
Mortgage banking derivatives	$—	$175	$—
Financial Liabilities
Mortgage banking derivatives	$—	$35	$—

As of September 30, 2018, the unpaid principal balance of loans held for sale was $14,185 resulting in an unrealized gain of $378 included in gains on sale of loans. As of December 31, 2017, the unpaid principal balance of loans held for sale was $11,681, resulting in an unrealized gain of $343 included in gains on sale of loans. For the three months ended September 30, 2018 and 2017, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was ($160) and ($48), respectively. For the nine months ended September 30, 2018 and 2017, the change in fair value related to loans held for sale, which is included in gain on sale of loans, was $34 and $57, respectively. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2018 and December 31, 2017.

There were no transfers between level 1 and 2 during 2018 or 2017.

Assets measured at fair value on a non-recurring basis are summarized below:

There was one collateral-dependent impaired loans carried at fair value of $150 as of September 30, 2018 and one collateral-dependent impaired loan carried at fair value of $1,650 as of December 31, 2017. For the three and nine months ended September 30, 2018, $16 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. For the three and nine months ended September 30, 2017, $194 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $1,853 as of September 30, 2018 and $1,503 as of December 31, 2017. There were no properties at September 30, 2018 or 2017 that had required write-downs to fair value.

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at September 30, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$144,660	$144,660	$—	$—	$144,660
Certificates of deposit held at other financial institutions	3,104	—	3,104	—	3,104
Securities available for sale	1,115,187	—	1,115,187	—	1,115,187
Securities held to maturity	204,587	—	199,927	—	199,927
Loans held for sale	14,563	—	14,563	—	14,563
Net loans	2,527,642	—	—	2,489,418	2,489,418
Restricted equity securities	21,793	n/a	n/a	n/a	n/a
Servicing rights, net	3,465	—	—	5,348	5,348
Mortgage banking derivative assets	200	—	200	—	200
Accrued interest receivable	14,391	34	6,501	7,856	14,391
Financial liabilities
Deposits	$3,371,550	$1,850,538	$1,511,884	$—	$3,362,422
Federal Home Loan Bank advances	371,500	—	369,239	—	369,239
Subordinated notes, net	58,649	—	—	60,732	60,732
Accrued interest payable	4,726	115	350	4,260	4,725

		Fair Value Measurements at December 31, 2017 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$251,543	$251,543	$—	$—	$251,543
Certificates of deposit held at other financial institutions	2,855	—	2,855	—	2,855
Securities available for sale	999,881	—	999,881	—	999,881
Securities held to maturity	214,856	—	217,608	—	217,608
Loans held for sale	12,024	—	12,024	—	12,024
Net loans	2,235,361	—	—	2,230,607	2,230,607
Restricted equity securities	18,492	n/a	n/a	n/a	n/a
Servicing rights, net	3,620	—	—	5,089	5,089
Mortgage banking derivative assets	175	—	175	—	175
Accrued interest receivable	11,947	73	5,724	6,150	11,947
Financial liabilities
Deposits	$3,167,228	$1,911,928	$1,224,041	$—	$3,135,969
Federal funds purchased and repurchase agreements	31,004	—	31,004	—	31,004
Federal Home Loan Bank advances	272,000	—	270,311	—	270,311
Subordinated notes, net	58,515	—	—	59,951	59,951
Mortgage banking derivative liabilities	35	—	35	—	35
Accrued interest payable	2,769	51	2,030	688	2,769

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic
Net income available to common shareholders	$10,549	$8,889	$30,762	$25,689
Less: earnings allocated to participating securities	(126)	(66)	(318)	(206)
Net income allocated to common shareholders	$10,423	$8,823	$30,444	$25,483
Weighted average common shares outstanding including participating securities	14,497,840	13,188,761	14,048,270	13,119,170
Less: Participating securities	(173,541)	(97,842)	(145,432)	(105,350)
Average shares	14,324,299	13,090,919	13,902,838	13,013,820
Basic earnings per common share	$0.73	$0.67	$2.19	$1.96

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted
Net income allocated to common shareholders	$10,423	$8,823	$30,444	$25,483
Weighted average common shares outstanding for basic earnings per common share	14,324,299	13,090,919	13,902,838	13,013,820
Add: Dilutive effects of assumed exercises of stock options	579,452	584,778	564,688	662,890
Add: Dilutive effects of assumed exercises of stock warrants	—	-	—	2,104
Average shares and dilutive potential common shares	14,903,751	13,675,697	14,467,526	13,678,814
Dilutive earnings per common share	$0.70	$0.65	$2.10	$1.86

For three months ended September 30, 2018 and 2017, stock options for 397,974 and 352,042 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 489,515 and 254,204 shares of common stock, respectively, were not considered in computing diluted earnings per common share for the nine months ended September 30, 2018 and 2017 because they were antidilutive.

NOTE 11—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,649 and $58,515 at September 30, 2018 and at December 31, 2017, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 8 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended September 30, 2018 and 2017, amortization of issuance costs has amounted to $45 and $45, respectively. For the nine months ended September 30, 2018 and 2017, amortization of issuance costs has amounted to $134 and $133, respectively.

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
*

The Company currently may not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Through September 30, 2018 all interest payments have been made in accordance with the terms of the agreements.

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

As of April 1, 2018, Civic Bank & Trust (“Civic”), which was located in Nashville, Tennessee, merged with and into Franklin Synergy with Franklin Synergy continuing as the surviving company. Under the terms of the acquisition, Civic’s common shareholders received 0.3686 of a share of the Company’s common stock in exchange for each share of Civic common stock. With the completion of the acquisition of Civic, the Company added its first full service branch office in Nashville, Tennessee located in the very vibrant Davidson County market. The results of Civic’s operations are included in the Company’s results since April 1, 2018. Effective with the acquisition, Dr. Anil Patel, who was the chairman of the Civic board of directors, was added to the Company’s board of directors.

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

Allowance for Loan and Lease Losses

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history from the Bank’s peer group over the past three years. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $10,549 and $30,770 for the three and nine months ended September 30, 2018, respectively, compared to $8,889 and $25,697 for the three and nine months ended September 30, 2017, respectively. After earnings attributable to noncontrolling interest, the Company’s net earnings available to common shareholders for the three and nine months ended September 30, 2018 was $10,549 and $30,762, respectively, compared to $8,889 and $25,689 for the three and nine months ended September 30, 2017, respectively. The increase in net earnings available to common shareholders for the three and nine months ended September 30, 2018 was attributable to the increase in net interest income and the decrease in income tax expense related to the Tax Cuts and Jobs Act (the “Tax Act”) that was passed in December 2017 and to state tax credits resulting from the extension of a significant Community Reinvestment Act (CRA)-qualified loan.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning-assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and nine months ended September 30, 2018, totaled $26,562 and $78,583, respectively, compared to $24,326 and $72,438 for the same periods in 2017, an increase of $2,236 and $6,145, or 9.2% and 8.5%, between the respective periods. For the three and nine months ended September 30, 2018, interest income increased $9,937 and $26,568, or 29.4% and 27.3%, respectively, compared with the same periods in 2017, due to growth in both the loan and investment securities portfolios. For the three and nine months ended September 30, 2018, interest expense increased $7,701 and $20,423, or 81.5% and 82.0%, respectively, primarily due to increases in interest-bearing deposits combined with an increase in interest rates for deposits and Federal Home Loan Bank (“FHLB”) advances.

Interest-earning assets averaged $4,001,611 and $3,351,421 during the three months ended September 30, 2018 and 2017, respectively, an increase of $650,190, or 19.4%. This increase was due to growth in all types of interest-earning assets, but the largest growth occurred in loans and investment securities. Average loans increased 23.4%, and available for sale securities increased 16.5%, when comparing the three months ended September 30, 2018 with the same period in 2017.

When comparing the three months ended September 30, 2018 and 2017, the yield on average interest earning assets, adjusted for tax equivalent yield, increased 23 basis points in 2018 to 4.40% compared to 4.17% for the same period during 2017. For the three months ended September 30, 2018, the tax equivalent yield on loans was 5.41%, and for the three months ended September 30, 2017, the tax equivalent yield on loans was 5.03%. The primary driver for the increase in yields on loans was the increase in market interest rates when compared to the same quarter in the previous year.

Interest-bearing liabilities averaged $3,463,037 during the three months ended September 30, 2018, compared to $2,856,337 for the same period in 2017, an increase of 606,700, or 21.2%. Total average interest-bearing deposits grew $569,091, or 23.0%, including increases in average interest checking of $238,231 and average time deposits of $207,451 for the three months ended September 30, 2018, as compared to the same period during 2017. The growth in the loan portfolio contributed to an increase in average FHLB advances of $62,000.

When comparing the three months ended September 30, 2018 and 2017, the cost of average interest-bearing liabilities increased 66 basis points to 1.97% from 1.31%. The increase was due to rate increases in the cost of funds for interest-bearing deposits, FHLB advances and federal funds purchased.

Interest-earning assets averaged $3,967,909 and $3,304,558 during the nine months ended September 30, 2018 and 2017, respectively, an increase of $663,351, or 20.1%. This increase was due to growth in both the loan portfolio and the securities portfolio over the past year. Average loans increased 23.2%, and investment securities increased 9.8%, when comparing the nine months ended September 30, 2018 with the same period in 2017. When comparing the nine months ended September 30, 2018 and 2017, the yield on average interest-earning assets, adjusted for tax equivalent yield, increased 14 basis points to 4.25% in 2018 compared to 4.11% for the same period during 2017.

For the nine months ended September 30, 2018 and 2017, the tax equivalent yield on loans was 5.25% and 4.96% respectively. The primary driver for the increase in yield on loans for the nine months ended September 30, 2018 was the increase in market interest rates during the past year.

For the nine months ended September 30, 2018, the tax equivalent yield on available for sale securities was 2.52%, and for the nine months ended September 30, 2017, the tax equivalent yield on available for sale securities was 2.66%. For the nine months ended September 30, 2018, the tax equivalent yield on held to maturity securities was 3.75%, and for the nine months ended September 30, 2017, the tax equivalent yield on held to maturity securities was 4.18%. The primary driver for the yield decreases in both available for sale securities and held to maturity securities was the decrease in volume of tax-exempt securities that have been purchased combined with the reduction of the effective tax rate.

Interest-bearing liabilities averaged $3,451,403 during the nine months ended September 30, 2018, compared to $2,839,188 for the same period in 2017, an increase of $612,215, or 21.6%. Total average interest-bearing deposits grew $548,856, including increases in interest-bearing checking of $224,717 and average time deposits of $189,256 for the nine months ended September 30, 2018, as compared to the same period during 2017. The growth in the loan portfolio also contributed to an increase in average FHLB advances of $83,869.

When comparing the nine months ended September 30, 2018 and 2017, the cost of average interest-bearing liabilities increased 59 basis points from 1.17% to 1.76%. The increase was due to increases in the cost of funds from interest-bearing deposits, FHLB advances, federal funds purchased and repurchase agreements.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2018 and 2017:

Average Balances—Yields & Rates (7)

(Dollars are in thousands)

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,528,604	$34,457	5.41%	$2,049,575	$26,006	5.03%
Securities available for sale(6)	1,133,536	7,141	2.50%	972,988	6,405	2.61%
Securities held to maturity(6)	207,419	1,924	3.68%	220,313	2,283	4.11%
Restricted equity securities	21,067	313	5.89%	17,396	269	6.13%
Certificates of deposit at other financial institutions	3,113	16	2.04%	2,412	9	1.48%
Federal funds sold and other(2)	107,872	567	2.09%	88,737	271	1.21%
TOTAL INTEREST EARNING ASSETS	$4,001,611	$44,418	4.40%	$3,351,421	$35,243	4.17%
Allowance for loan and lease losses	(22,588)			(18,891)
All other assets	153,478			94,334
TOTAL ASSETS	$4,132,501			$3,426,864
LIABILITIES & EQUITY
Deposits:
Interest checking	$790,733	$3,406	1.71%	$552,502	$1,285	0.92%
Money market	736,157	3,489	1.88%	604,416	1,703	1.12%
Savings	46,589	34	0.29%	54,921	42	0.30%
Time deposits	1,466,903	7,208	1.95%	1,259,452	4,281	1.35%
Federal Home Loan Bank advances	351,228	1,867	2.11%	289,228	968	1.33%
Federal funds purchased and other(3)	12,805	69	2.14%	37,374	92	0.98%
Subordinated notes and other borrowings	58,622	1,082	7.32%	58,444	1,083	7.35%
TOTAL INTEREST BEARING LIABILITIES	$3,463,037	$17,155	1.97%	$2,856,337	$9,454	1.31%
Demand deposits	305,432			261,127
Other liabilities	12,739			11,312
Total equity	351,293			298,088
TOTAL LIABILITIES AND EQUITY	$4,132,501			$3,426,864
NET INTEREST SPREAD(4)			2.43%			2.86%
NET INTEREST INCOME		$27,263			$25,789
NET INTEREST MARGIN(5)			2.70%			3.05%

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,433,683	$95,601	5.25%	$1,975,592	$73,274	4.96%
Securities available for sale(6)	1,135,915	21,372	2.52%	1,002,118	19,958	2.66%
Securities held to maturity(6)	211,031	5,915	3.75%	224,174	7,012	4.18%
Restricted equity securities	20,123	916	6.09%	15,830	663	5.60%
Certificates of deposit at other financial institutions	3,130	46	1.96%	2,178	24	1.47%
Federal funds sold and other(2)	164,027	2,151	1.75%	84,666	643	1.02%
TOTAL INTEREST EARNING ASSETS	$3,967,909	$126,001	4.25%	$3,304,558	$101,574	4.11%
Allowance for loan and lease losses	(22,092)			(18,182)
All other assets	146,044			92,425
TOTAL ASSETS	$4,091,861			$3,378,801
LIABILITIES & EQUITY
Deposits:
Interest checking	$856,299	$9,901	1.55%	$631,582	$3,586	0.76%
Money market	750,857	9,137	1.63%	608,670	4,412	0.97%
Savings	48,265	109	0.30%	55,569	127	0.31%
Time deposits	1,385,931	18,238	1.76%	1,196,675	10,993	1.23%
Federal Home Loan Bank advances	326,418	4,390	1.80%	242,549	2,228	1.23%
Federal funds purchased and other(3)	25,056	296	1.58%	45,745	309	0.90%
Subordinated notes and other borrowings	58,577	3,246	7.41%	58,398	3,239	7.42%
TOTAL INTEREST BEARING LIABILITIES	$3,451,403	$45,317	1.76%	$2,839,188	$24,894	1.17%
Demand deposits	296,893			246,675
Other liabilities	12,940			7,358
Total equity	330,625			285,580
TOTAL LIABILITIES AND EQUITY	$4,091,861			$3,378,801
NET INTEREST SPREAD(4)			2.49%			2.94%
NET INTEREST INCOME		$80,684			$76,680
NET INTEREST MARGIN(5)			2.72%			3.10%

(1)

Loan balances include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.

(2)	Includes federal funds sold, capital stock in the Federal Reserve Bank and Federal Home Loan Bank, and interest-bearing deposits at the Federal Reserve Bank and the Federal Home Loan Bank.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended September 30, 2018 versus September 30, 2017
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$6,073	$2,378	$8,451
Securities available for sale	1,056	(320)	736
Securities held to maturity	(134)	(225)	(359)
Restricted equity securities	57	(13)	44
Certificates of deposit at other financial institutions	3	4	7
Federal funds sold and other	58	238	296
TOTAL INTEREST INCOME	$7,113	$2,062	$9,175
INTEREST EXPENSE
Deposits
Interest checking	$552	$1,569	$2,121
Money market accounts	372	1,414	1,786
Savings	(7)	(1)	(8)
Time deposits	706	2,221	2,927
Federal Home Loan Bank advances	208	691	899
Fed funds purchased and other borrowed funds	(61)	38	(23)
Subordinated Notes and other borrowings	3	(4)	(1)
TOTAL INTEREST EXPENSE	$1,773	$5,928	$7,701
NET INTEREST INCOME	$5,340	$(3,866)	$1,474

	Net change nine months ended September 30, 2018 versus September 30, 2017
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$16,994	$5,333	$22,327
Securities available for sale	2,662	(1,248)	1,414
Securities held to maturity	(411)	(686)	(1,097)
Restricted equity securities	180	73	253
Certificates of deposit at other financial institutions	10	12	22
Federal funds sold and other	605	903	1,508
TOTAL INTEREST INCOME	$20,040	$4,387	$24,427
INTEREST EXPENSE
Deposits
Interest checking	$1,277	$5,038	$6,315
Money market accounts	1,032	3,693	4,725
Savings	(17)	(1)	(18)
Time deposits	1,741	5,504	7,245
Federal Home Loan Bank advances	772	1,390	2,162
Fed funds purchased and other borrowed funds	(139)	126	(13)
Subordinated notes and other borrowings	10	(3)	7
TOTAL INTEREST EXPENSE	$4,676	$15,747	$20,423
NET INTEREST INCOME	$15,364	$(11,360)	$4,004

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan and lease losses that, in management’s evaluation, should be adequate to provide coverage for probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

The provision for loan losses was $136 and $590 for the three months ended September 30, 2018 and 2017, respectively, and $1,279 and $3,018 for the nine months ended September 30, 2018 and 2017, respectively. The lower provision for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is based on the Company’s analysis of its allowance for loan losses which, based on the loan portfolio’s risk profile and comparatively less loan growth, resulted in less provision  being recorded. Nonperforming loans at September 30, 2018 totaled $3,972 compared to $3,042 at December 31, 2017, representing 0.16% and 0.14% of total loans for the respective periods.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2018 was $3,442 and $11,045, respectively, compared to $3,569 and $11,457 for the same periods in 2017, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended September 30,		$ Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Service charges on deposit accounts	$58	$39	$19	48.7%
Other service charges and fees	747	787	(40)	(5.1%)
Net gains on sale of loans	1,379	1,517	(138)	(9.1%)
Wealth management	705	643	62	9.6%
Loan servicing fees, net	111	70	41	58.6%
Gain on sales of investment securities, net	(1)	350	(351)	(100.3%)
Net gain on foreclosed assets	3	(16)	19	(118.8%)
Other	440	179	261	145.8%
Total non-interest income	$3,442	$3,569	$(127)	(3.6%)

	Nine Months Ended September 30,		$ Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Service charges on deposit accounts	$151	$114	$37	32.5%
Other service charges and fees	2,321	2,297	24	1.0%
Net gains on sale of loans	4,759	5,918	(1,159)	(19.6%)
Wealth management	2,198	1,884	314	16.7%
Loan servicing fees, net	333	230	103	44.8%
Gain on sales of investment securities, net	—	470	(470)	(100.0%)
Net gain on foreclosed assets	9	(10)	19	(190.0%)
Other	1,274	554	720	130.0%
Total non-interest income	$11,045	$11,457	$(412)	(3.6%)

Net gain on sale of loans decreased $138 and $1,159 for the three and nine months ended September 30, 2018, respectively, when compared to the three and nine months ended September 30, 2017. The decrease was due to the volume of mortgage loans originated, the sales related to those loans, and less favorable market rates in 2018, which resulted in less favorable fair value adjustments on mortgage derivatives.

Wealth management income for the three and nine months ended September 30, 2018 increased $62 and $314, or 9.6% and 16.7%, respectively, in comparison with the same periods in 2017. The increase was attributed to the growth in the client base and assets under management in the wealth management division, as well as improvement in the stock markets. As a comparison, the Company had assets under management at September 30, 2018 and 2017 of $403,456 and $351,932, respectively.

Net gain on sale of investment securities decreased $351 and $470, or 100.3% and 100.0%, for the three and nine months ended September 30, 2018, respectively, when comparing with the same periods in 2017. The decreases were primarily due to the gains on securities that were recognized in 2017.

Other non-interest income increased by $261 and $720, or 145.8% and 130.0%, respectively, when comparing the three and nine months ended September 30, 2018 with the same periods 2017. The increase for the three and nine months ended September 30, 2018 is primarily attributed to the increase in bank-owned life insurance (“BOLI”) income of $238 and $690, respectively.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2018 was $18,251 and $51,789, respectively, compared to $15,278 and $44,837 for the same periods in 2017, respectively. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Salaries and employee benefits	$10,723	$9,011	$1,712	19.0%
Occupancy and equipment	2,933	2,399	534	22.3%
FDIC assessment expense	1,020	900	120	13.3%
Marketing	306	192	114	59.4%
Professional fees	1,023	821	202	24.6%
Amortization of core deposit intangible	169	115	54	47.0%
Other	2,077	1,840	237	12.9%
Total non-interest expense	$18,251	$15,278	$2,973	19.5%

	Nine Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
	2018	2017
Salaries and employee benefits	$30,179	$26,172	$4,007	15.3%
Occupancy and equipment	8,412	6,689	1,723	25.8%
FDIC assessment expense	2,458	2,675	(217)	(8.1%)
Marketing	855	744	111	14.9%
Professional fees	3,254	2,558	696	27.2%
Amortization of core deposit intangible	455	363	92	25.3%
Other	6,176	5,636	540	9.6%
Total non-interest expense	$51,789	$44,837	$6,952	15.5%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three and nine months ended September 30, 2018, in comparison with the same periods of 2017, were in salaries and employee benefits, occupancy and equipment, professional fees, and other non-interest expense.

Salaries and employee benefits increased $1,712 and $4,007, or 19.0% and 15.3%, respectively, when comparing the three and nine months ended September 30, 2018 with the same periods in 2017. The increases in both periods are primarily due to the Company’s staffing growth, during which the Company went from 279 full-time equivalent employees as of September 30, 2017, to 327 as of September 30, 2018, many of which were officer level positions as the Company has worked to enhance its management team to properly oversee the Company’s growth. Stock-based compensation expense also increased $641 and $1,485, respectively, for the three and nine months ended September 30, 2018 in comparison with the same periods in 2017.

Occupancy and equipment expense increased $534 and $1,723, or 22.3% and 25.8%, respectively, when comparing the three and nine months ended September 30, 2018 with the same periods in 2017. The variance for the three months ended September 30, 2018 versus the three months ended September 30, 2017 is primarily attributable to increases in building rent expense ($183) and software maintenance fees ($153). The variance when comparing the nine months ended September 30, 2018 with the nine months ended September 30, 2017 is attributable to increases in building rent expense ($682), software maintenance fees ($497) and other furniture, fixture & equipment expense ($153).

The Company’s FDIC assessment expense increased $120 and decreased $217, or 13.3% and 8.1%, respectively, when comparing the three and nine months ended September 30, 2018 with the same periods in 2017. The increase in comparing the three months ended September 30, 2018 to September 30, 2017 is due to asset growth and the decrease over the nine months is due to improvements in regulatory standing.

Professional fees increased $202 and $696, or 24.6% and 27.2%, respectively, when comparing the three and nine months ended September 30, 2018 with the same periods in 2017. The increase when comparing the three months ended September 30, 2018 with the same period in 2017 is due to increases in other professional fees ($133) and legal fees ($49). The increase, when comparing the nine months ended September 30, 2018 and 2017, is due to increases in merger-related expenses ($379), other professional fees ($185), legal fees ($90) and accounting and auditing fees ($71).

For the three and nine months ended September 30, 2018, other non-interest expense increased $237 and $540, or 12.9% and 9.6%, respectively, when compared to the three and nine months ended September 30, 2017. The increase in other non-interest expense for the nine months ended September 30, 2018 versus September 30, 2017 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: director fees of $80; loan legal expenses of $77 and internet bill pay of $76.

Income Tax Expense

The Company recognized income tax expense for the three and nine months ended September 30, 2018, of $1,068 and $5,790, respectively, compared to $3,138 and $10,343, respectively, for the three and nine months ended September 30, 2017. The Company’s year-to-date income tax expense for the period ended September 30, 2018 reflects an effective income tax rate of 15.8%, which is a significant decrease compared to 28.7% for the same period in 2017 resulting from the positive impact of the Tax Cuts and Jobs Act enacted in December 2017 and the Company’s investment in Community Investment Tax Credit (CITC) qualified securities and loans that offer state tax credits in exchange for accepting less than market yields on projects to build low income housing.

COMPARISON OF BALANCE SHEETS AT September 30, 2018 and December 31, 2017

Overview

The Company’s total assets increased by $324,287, or 8.4%, from December 31, 2017 to September 30, 2018. The increase in total assets has primarily been the result of organic growth in the loan portfolio and from purchases of additional investment securities and the Civic acquisition, which closed on April 1, 2018.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at September 30, 2018 and December 31, 2017 were $2,550,121 and $2,256,608, respectively, an increase of $293,513, or 13.0%. As a percentage of total assets, total loans, net of deferred fees, at September 30, 2018 and December 31, 2017 were 61.2% and 58.7% of total assets, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to develop new relationships and broaden its presence in its primary markets in Middle Tennessee which include, Williamson County, Davidson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	September 30, 2018		December 31, 2017
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding purchased credit impaired (“PCI”) loans
Real estate:
Construction and land development	$587,736	23.0%	$494,818	21.9%
Commercial	777,989	30.5%	678,238	30.0%
Residential	658,672	25.8%	577,335	25.6%
Commercial and industrial	520,727	20.4%	502,006	22.2%
Consumer and other	5,539	0.2%	3,781	0.2%
Total loans—gross, excluding PCI loans	2,550,663	99.9%	2,256,178	99.9%
Total PCI loans	2,023	0.1%	2,393	0.1%
Total gross loans	2,552,686	100.0%	2,258,571	100.0%
Less: deferred loan fees, net	(2,565)		(1,963)
Allowance for loan losses	(22,479)		(21,247)
Total loans, net allowance for loan losses	$2,527,642		$2,235,361

The discussion in the following paragraphs includes the PCI loans in the breakdown of the various categories of loans.

Total gross loans increased 13.0% during the first nine months ended September 30, 2018, due to organic growth as a result of continued market penetration and the strength of the local economies, and also due to the Civic acquisition. During this period, the Company experienced growth in real estate loans of 15.7% with growth occurring in the residential real estate (14.1%), commercial real estate (14.7%) and construction and land development (18.8%) segments. The Company also experienced a slight increase of 3.7% in the commercial and industrial segment during the nine months ended September 30, 2018.

Real estate loans, including $83 of PCI loans, comprised 79.3% of the loan portfolio at September 30, 2018. The largest portion of the real estate segments as of September 30, 2018, was commercial real estate loans, which totaled 38.4% of real estate loans. Commercial real estate loans totaled $777,989 at September 30, 2018, and comprised 30.5% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and other properties.

Construction and land development loans totaled $587,736 at September 30, 2018, and comprised 29.0% of total real estate loans and 23.0% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $658,755 and comprised 32.5% of real estate loans and 25.8% of total loans at September 30, 2018.

Commercial and industrial loans totaled $522,667 at September 30, 2018 which includes $1,940 of PCI loans. Loans in this classification comprised 20.5% of total loans at September 30, 2018. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at September 30, 2018, excluding unearned net fees and costs.

Loan Maturity Schedule

	September 30, 2018
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$330,581	$153,372	$103,783	$587,736
Commercial	40,305	241,073	496,611	777,989
Residential	42,556	142,456	473,743	658,755
Commercial and industrial	67,167	372,073	83,427	522,667
Consumer and other	1,958	3,232	349	5,539
Total	$482,567	$912,206	$1,157,913	$2,552,686
Fixed interest rate	$135,905	$405,588	$599,692	$1,141,185
Variable interest rate	346,662	506,618	558,221	1,411,501
Total	$482,567	$912,206	$1,157,913	$2,552,686

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

The following loan portfolio segments have been identified: (1) Construction and land development loans, (2) Commercial real estate loans, (3) Residential real estate loans, (4) Commercial and industrial loans and (5) Consumer and other loans. Management evaluates the risks associated with these segments based upon specific characteristics associated with the loan segments. These risk characteristics include, but are not limited to, the value of the underlying collateral, adverse economic conditions and the borrower’s cash flow. While the total allowance consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio.

In the table below, the components, as discussed above, of the allowance for loan losses are shown at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,436,737	$22,187	0.91%	$2,201,515	$20,358	0.92%	$235,222	$1,829	(1) bps
Non-PCI acquired loans (Note 1)	110,622	269	0.24	50,522	10	0.02%	60,100	259	22 bps
Impaired loans	3,304	23	0.70	4,141	879	21.23%	(837)	(856)	(2053) bps
Non-PCI loans	2,550,663	22,479	0.88	2,256,178	21,247	0.94%	294,485	1,232	(6) bps
PCI loans	2,023	—	—	2,393	—	—	(370)	—	—
Total loans	$2,552,686	$22,479	0.88%	$2,258,571	$21,247	0.94%	$294,115	$1,232	(6) bps

Note 1: Loans acquired are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of September 30, 2018, $269 in allowance for loan loss was recorded at September 30, 2018 related to the loans acquired and not otherwise considered PCI.

At September 30, 2018, the allowance for loan losses was $22,479, compared to $21,247 at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.88% at September 30, 2018 and 0.94% at December 31, 2017. Loan growth during the nine months of 2018 is the primary reason for the dollar increase in the allowance amount.

The table below sets forth the activity in the allowance for loan losses for the periods presented.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Beginning balance	$21,247	$16,553
Loans charged-off:
Construction & land development	39	—
Commercial real estate	—	—
Residential real estate	7	1
Commercial & industrial	49	309
Consumer & other	22	36
Total loans charged-off	117	346
Recoveries on loans previously charged-off:
Construction & land development	1	668
Commercial real estate	—	—
Residential real estate	43	38
Commercial & industrial	10	—
Consumer & other	16	13
Total loan recoveries	70	719
Net charge-offs	(47)	373
Provision for loan losses charged to expense	1,279	3,018
Total allowance at end of period	$22,479	$19,944
Total loans, gross, at end of period(1)	$2,552,686	$2,117,131
Average gross loans(1)	$2,424,936	$1,966,635
Allowance to total loans	0.88%	0.94%
Net charge-offs (recoveries) to average loans, annualized	0.00%	(0.03%)
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

	September 30, 2018		December 31, 2017
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$4,785	23.0%	$3,802	21.9%
Commercial	6,145	30.5	5,981	30.0
Residential	4,508	25.8	3,834	25.6
Total real estate	15,438	79.3	13,617	77.5
Commercial and industrial	6,989	20.5	7,587	22.3
Consumer and other	52	0.2	43	0.2
	$22,479	100.0%	$21,247	100.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus foreclosed and repossessed assets (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). Loans that become past due 90 days are reviewed to determine if they should be placed on non-accrual status. Loans where, after giving consideration to economic conditions, collateral value, and collection efforts, the full collection of principal and interest is in doubt, or a portion of principal has been charged off, will be placed on non-accrual. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of September 30, 2018 totaled $3,407. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection. There were outstanding loans totaling $565 that were past due 90 days or more and still accruing interest at September 30, 2018.

The table below summarizes non-performing loans and assets for the periods presented.

	September 30, 2018	December 31, 2017
Non-accrual loans	$3,407	$2,837
Past due loans 90 days or more and still accruing interest	565	205
Total non-performing loans	3,972	3,042
Foreclosed assets	1,853	1,503
Total non-performing assets	5,825	4,545
Total non-performing loans as a percentage of total loans	0.16%	0.13%
Total non-performing assets as a percentage of total assets	0.14%	0.12%
Allowance for loan losses as a percentage of non-performing loans	566%	698%

As of September 30, 2018, there were eight loans on non-accrual status. The amount and number are further delineated by collateral segment and number of loans in the table below.

	Total Amount	Percentage of Total Loans	Number of Non-Accrual Loans
Construction & land development	$548	0.1%	1
Commercial real estate	—	—	—
Residential real estate	2,767	0.4	4
Commercial & industrial	92	0.0	3
Consumer	—	—	—
Total non-accrual loans	$3,407	0.1%	8

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, were $1,115,187 at September 30, 2018, compared to $999,881 at December 31, 2017, an increase of $115,306, or 11.5%. The increase in available-for-sale securities was primarily attributed to security purchases during the first nine months of 2018.

Held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $204,587 at September 30, 2018, compared to $214,856 at December 31, 2017, a decrease of $10,269, or 4.8%. The decrease is attributable to securities that matured or had principal pay downs during the first nine months of 2018.

The combined portfolios represented 31.7% and 31.6% of total assets at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $21,793 and $18,492 at September 30, 2018 and December 31, 2017, respectively, primarily consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System). The Federal Home Loan Bank and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $11,852 at September 30, 2018 compared to $11,281 at December 31, 2017, an increase of $571, or 5.1%. This increase was primarily the result of adding leasehold improvements and furniture and equipment as part of the Civic acquisition, which closed on April 1, 2018.

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

At September 30, 2018, total deposits were $3,371,550, an increase of $204,322, or 6.5%, compared to $3,167,228 at December 31, 2017. The growth in deposits is attributable to growth in time deposits and noninterest-bearing deposits.

Included in the Company’s funding strategy are brokered deposits. Total brokered deposits increased from $779,886 at December 31, 2017 to $887,113 at September 30, 2018, due to the increased need for funding for the Bank’s loan growth and due to certain brokered deposits that are interest-bearing checking and money market accounts that can fluctuate daily.

Public funds deposits in the form of local county deposits are a part of the Company’s funding strategy and are seasonal in nature, with the peak of those deposit balances occurring during the middle of the first quarter of each calendar year. Public funds declined $234,689, or 23.4%, from $1,002,584 at December 31, 2017 to $767,895 at September 30, 2018 due to expected seasonal fluctuations in county deposits that repeat each year.

Time deposits excluding brokered deposits as of September 30, 2018, amounted to $814,806, compared to $675,150 as of December 31, 2017, an increase of $139,656, or 20.7%, much of which is attributable to the Civic acquisition on April 1, 2018 and new legislation that reclassified reciprocal deposits from brokered deposits to non-brokered deposits. Non-public funds money market accounts, excluding brokered deposits, increased $61,427, or 12.9%, from December 31, 2017 to September 30, 2018. Noninterest-bearing checking deposits grew $35,489, or 12.4%, and non-public funds interest checking accounts, excluding brokered deposits, grew $74,231, or 53.4%, respectively, when comparing deposit balances from September 30, 2018 with balances at December 31, 2017, much of which is attributable to the Civic acquisition on April 1, 2018 and new legislation that reclassified reciprocal deposits from brokered deposits to non-brokered deposits.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

September 30, 2018
Three months or less	$296,343
Three through six months	101,916
Six through twelve months	152,985
Over twelve months	144,647
Total	$695,891

Federal Funds Purchased and Repurchase Agreements

The Company had no federal funds purchased from correspondent banks as of September 30, 2018 and December 31, 2017. Securities sold under agreements to repurchase had an outstanding balance of $0 as of September 30, 2018, compared to $31,004 as of December 31, 2017. Securities sold under agreements to repurchase are financing arrangements that mature daily or within a short period of time. At maturity, the securities underlying the agreements are returned to the Company.

Federal Home Loan Bank Advances

The Company has established a line of credit with the Federal Home Bank of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At September 30, 2018 and at December 31, 2017, advances totaled $371,500 and $272,000, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2018	48,000	2.18%
2019	268,500	2.21%
2020	55,000	1.72%
Total	$371,500	2.13%

Subordinated Notes

At September 30, 2018, the Company’s subordinated notes, net of issuance costs, totaled $58,649, compared with $58,515 at December 31, 2017. For more information related to the subordinated notes and the related issuance costs, please see Note 11 of the consolidated financial statements.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of September 30, 2018, $1,115,187 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $204,587 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $967,505 of the total $1,115,187 investment securities portfolio on hand at September 30, 2018, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of September 30, 2018, the Company’s equity was $356,177, as compared with $304,653 as of December 31, 2017. The increase in equity was due to the Company’s earnings of $30,762 in the first nine months of 2018, the increase in common stock of $38,958, of which $33,174 was the result of common stock issued as part of the Civic acquisition, offset by the $18,196 decrease in the valuation of available-for-sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At September 30, 2018, the Company had unfunded loan commitments outstanding of $38,140, unused lines of credit of $653,192, and outstanding standby letters of credit of $33,398.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	September 30, 2018	June 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017
Total shareholders’ equity	$356,074	$348,059	$304,762	$304,550	$303,594
Less: Preferred stock	—	—	—	—	—
Total common shareholders’ equity	356,074	348,059	304,762	304,550	303,594
Common shares outstanding	14,525,351	14,480,240	13,258,142	13,237,128	13,209,055
Book value per share	$24.51	$24.04	$22.99	$23.01	$22.98
Total common shareholders’ equity	356,074	348,059	304,762	304,550	303,594
Less: Goodwill and other intangible assets	19,327	19,499	10,074	10,181	10,294
Tangible common shareholders’ equity	$336,747	$328,560	$294,688	$294,369	$293,300
Common shares outstanding	14,525,351	14,480,240	13,258,142	13,237,128	13,209,055
Tangible book value per share	$23.18	$22.69	$22.23	$22.24	$22.20
Average total common equity	351,293	$340,175	$299,840	$304,847	$298,088
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	19,433	19,860	10,136	10,247	10,321
Average tangible common shareholders’ equity	$331,860	$320,315	$289,704	$294,600	$287,767
Net income available to common shareholders	10,549	10,161	10,052	2,394	8,889
Average tangible common equity	331,860	320,315	289,704	294,600	287,767
Return on average tangible common equity	12.61%	12.72%	14.07%	3.22%	12.26%
Efficiency Ratio:
Net interest income	$26,562	$26,905	$25,116	$24,608	$24,326
Noninterest income	3,442	4,147	3,456	3,264	3,569
Operating revenue	30,004	31,052	28,572	27,872	27,895
Expense
Total noninterest expense	18,251	18,050	15,488	15,987	15,278
Efficiency ratio	60.83%	58.13%	54.21%	57.36%	54.77%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Sept 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sept 30, 2017
Income Statement Data ($):
Interest income	43,717	42,136	38,047	35,121	33,780
Interest expense	17,155	15,231	12,931	10,513	9,454
Net interest income	26,562	26,905	25,116	24,608	24,326
Provision for loan losses	136	570	573	1,295	590
Noninterest income	3,442	4,147	3,456	3,264	3,569
Noninterest expense	18,251	18,050	15,488	15,987	15,278
Net income before taxes	11,617	12,432	12,511	10,590	12,027
Income tax expense	1,068	2,263	2,459	8,188	3,138
Net income	10,549	10,169	10,052	2,402	8,889
Earnings before interest and taxes	28,722	27,663	25,442	21,103	21,481
Net income available to common shareholders	10,549	10,161	10,052	2,394	8,889
Weighted average diluted common shares	15,077,291	14,981,440	13,766,394	13,767,949	13,773,539
Earnings per share, basic	0.73	0.71	0.76	0.18	0.67
Earnings per share, diluted	0.70	0.68	0.73	0.17	0.65
Profitability (%)
Return on average assets	1.01	0.98	1.03	0.26	1.03
Return on average equity	11.91	11.99	13.60	3.13	11.83
Return on average tangible common equity(3)	12.61	12.72	14.07	3.22	12.26
Efficiency ratio(3)	60.83	58.13	54.21	57.36	54.77
Net interest margin(1)	2.70	2.74	2.71	2.92	3.05
Balance Sheet Data ($):
Loans (including HFS)	2,564,684	2,488,862	2,322,889	2,268,632	2,127,753
Loan loss reserve	22,479	22,341	21,738	21,247	19,944
Cash	144,660	176,870	246,164	251,543	155,842
Securities	1,319,774	1,357,918	1,399,801	1,214,737	1,198,049
Goodwill	18,176	18,176	9,124	9,124	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	1,151	1,323	950	1,057	1,170
Assets	4,167,813	4,165,238	4,083,663	3,843,526	3,565,278
Deposits	3,371,550	3,398,025	3,355,153	3,167,228	2,824,825
Liabilities	3,811,636	3,817,076	3,778,798	3,538,873	3,261,581
Total equity	356,177	348,162	304,865	304,653	303,697
Common equity	356,074	348,059	304,762	304,550	303,594
Tangible common equity(3)	336,747	328,560	294,688	294,369	293,300
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.16	0.14	0.15	0.13	0.14
Nonperforming assets / (total loans(2) + foreclosed assets)	0.23	0.21	0.22	0.20	0.21
Loan loss reserve / total loans(2)	0.88	0.90	0.94	0.94	0.94
Net charge-offs (recoveries) / average loans	0.00	(0.01)	0.01	0.00	(0.13)
Capital (%)
Tangible common equity to tangible assets(3)	8.12	7.93	7.23	7.68	8.25
Leverage ratio	8.70	8.31	7.80	8.25	8.58
Common Equity Tier 1 ratio	12.24	12.14	11.45	11.37	11.58
Tier 1 risk-based capital ratio	12.24	12.14	11.45	11.37	11.58
Total risk-based capital ratio	15.02	14.98	14.42	14.40	14.68

(1)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have $1.07 billion or more in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Management seeks to maintain profitability in both immediate and long-term earnings through funds management/interest rate risk management. Interest rate risk (sensitivity) management deals with the potential impact on earnings associated with changing interest rates using various rate change (shock) scenarios. The Company’s rate sensitivity position has an important impact on earnings. Senior management monitors the Company’s rate sensitivity position throughout each month, and the Asset Liability Committee (“ALCO”) of the Bank meets on a quarterly basis to analyze the rate sensitivity position and other aspects of asset/liability management. These meetings cover the spread between the cost of funds (primarily time deposits) and interest yields generated primarily through loans and investments, rate shock analyses, liquidity and dependency positions, and other areas necessary for proper balance sheet management.

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended September 30, 2018, net interest income was estimated to decrease 1.09% and 2.50% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 0.89% and 0.65% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of September 30, 2018.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	106,162	687	0.65%
-100	106,415	940	0.89%
Base	105,475	—	0.00%
+100	104,324	(1,151)	(1.09%)
+200	102,839	(2,636)	(2.50%)
+300	102,133	(3,342)	(3.17%)
+400	100,376	(5,099)	(4.83%)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

10.1

Triple Net Office Lease Agreement, by and between South Royal Oaks Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2018).

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

Franklin Financial Network, INC.

November 9, 2018	By:	/s/ Sarah Meyerrose
Sarah Meyerrose
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)