Form 10-K
period 2018-12-31
Franklin Financial Network Inc.
filed 2019-03-19
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

615-236-2265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2018 was $496,909,455.20 (computed on the basis of $37.60 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of February 28, 2019 was 14,572,658.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on May 23, 2019.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions nationally, regionally and in our target markets, particularly in Middle Tennessee and the geographic areas in which we operate;
•	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•	the concentration of our business within our geographic areas of operation in Middle Tennessee;
•	credit and lending risks associated with our commercial real estate, residential real estate, commercial and industrial, and construction and land development portfolios;
•	increased competition in the banking and mortgage banking industry, nationally, regionally and locally;
•	our ability to execute our business strategy to achieve profitable growth;
•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•	our ability to increase our operating efficiency;
•	failure to keep pace with technological change or difficulties when implementing new technologies;
•	risks related to our acquisition, disposition, growth and other strategic opportunities and initiatives;
•	negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation;
•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•	our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and commercial real estate loan categories;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	failure to develop new, and grow our existing, streams of non-interest income;
•	our ability to maintain expenses in line with our current projections;
•	our dependence on our management team and our ability to motivate and retain our management team;
•	risks related to management transition;
•	risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
•	inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
•	system failures, data security breaches (including as a result of cyber-attacks), or failures to prevent breaches of our network security;
•	data processing system failures and errors;
•	fraudulent and negligent acts by individuals and entities that are beyond our control;
•	fluctuations in our market value and its impact in the securities held in our securities portfolio;

•	the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;
•	the makeup of our asset mix and investments;
•	our focus on small and mid-sized businesses;
•	an inability to raise necessary capital to fund our growth strategy or operations, or to meet increased minimum regulatory capital levels;
•	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
•	interest rate shifts and its impact on our financial condition and results of operation;
•	the expenses that we incur to operate as a public company;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	changes in accounting standards;
•	the impact of recent and future legislative and regulatory changes;
•	governmental monetary and fiscal policies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverage; and
•	future equity issuances under our Amended and Restated 2017 Omnibus Equity Incentive Plan and future sales of our common stock by us or our executive officers or directors.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I

ITEM 1.	BUSINESS.

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly owned bank subsidiary, Franklin Synergy Bank (FSB), a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 15 branches and a loan production office in the growing Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our Company,” “the Company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy Bank), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

As of December 31, 2018, we had consolidated total assets of $4.2 billion, total loans, including loans held for sale, of $2.7 billion, total deposits of $3.4 billion and total equity of $372.8 million.

Our principal executive office is located at 722 Columbia Avenue, Franklin, Tennessee 37064-2828, and our telephone number is (615) 236-2265. Our website is www.franklinsynergybank.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein.

Our History and Growth

Franklin Financial Network, Inc. (“the Company”) was incorporated under the laws of the State of Tennessee on April 5, 2007. FSB was incorporated under the laws of the State of Tennessee and received its Certificate of Authority from the Tennessee Department of Financial Institutions (TDFI) and approval for Federal Deposit Insurance Corporation (FDIC) insurance on November 2, 2007. FSB is also a member of the Federal Reserve System.

The Bank provides financial services through its offices in Franklin, Brentwood, Spring Hill, Murfreesboro, Nashville, Nolensville, and Smyrna, Tennessee. Its primary deposit products are checking, savings, and certificate of deposit accounts, and its primary lending products are commercial and residential construction, commercial, installment loans and loans secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid by cash flow from operations of businesses. The Company also focuses on electronic banking products such as internet banking, remote deposit capture and lockbox services and treasury management services.

On December 28, 2015, FFN invested in a wholly-owned subsidiary, Franklin Synergy Risk Management, Inc., which provides risk management services to the Company in the form of enhanced insurance coverages.

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

Acquisitions

On July 1, 2014, the Bank completed its acquisition of MidSouth Bank (“MidSouth") for 2,766,191 shares of FFN Common Stock valued at approximately $40.1 million. We acquired net assets with a fair value of $41.1 million, which included goodwill of $9.1 million, loans with a fair value of $184.3 million and deposits with a fair value of $244.4 million. The acquisition extended our footprint into Rutherford County and increased our capacity to provide wealth management and trust-related services to our customers.

On April 1, 2018, the Bank completed its acquisition of Civic Bank and Trust (“Civic”) for 970,390 shares of FFN common stock valued at approximately $31.6 million. We acquired net assets with a fair value of $24.1 million, which included goodwill of $9.1 million, loans with a fair value of $96.4 million and deposits with a fair value of $123.2 million. The acquisition expanded our footprint into Davidson County, where we already had an established base of commercial and retail customers.

Our Market

The Bank operates 15 branches in Williamson, Davidson, and Rutherford counties and a loan production office within the Nashville metropolitan area. Our markets are among the most attractive, both in Tennessee, and the Southeast, and compare favorably to some of the more well-known and higher-profile markets in the U.S. We believe that our focus on, and success in, growing market share in Williamson, Davidson, and Rutherford Counties will enhance our long-term value and profitability compared to financial institutions of our size in other regions of the country. The markets in which we operate are characterized by strong demographics including income levels that are well above both regional and national median levels, increasing population, a growing workforce, and unemployment that tends to be below the national rate.

Our Business Strategy

We consider ourselves to be full-service bankers. Our core business strategy is to cultivate strong long-term customer relationships by developing an extraordinary team of officers and employees focused on the customer experience and offering our customers a full suite of financial service products. We deliver a level of personal service to our customers that we believe is superior to that of the out-of-state super-regional and national financial institutions operating in our markets, while simultaneously managing risk and profitability by remaining selective when expanding our customer base and making loans.

By continuing to offer several value-added products and services to our customers, such as mortgage lending and wealth management, by investing in technology to improve our systems and the customer experience, and by leveraging strong relationships with consumers, professionals, local governments and businesses within our community, we believe we can gain greater market share, thereby improving our operational efficiency and increase profitability. As evidence of the success of our strategy, our deposit market share in Williamson County has increased from 3.4% in 2009 to a market-leading deposit share of approximately 28.2% per the FDIC’s Summary of Deposits report as of June 30, 2018, despite the presence of more institutions competing for deposits. The Bank’s deposit market share in Rutherford County has grown to 13.4%, which ranks second.

Well Positioned in Attractive Markets

We believe that we are well positioned to grow our business profitably in the demographically attractive and growing markets within the Nashville metropolitan area in which we operate. We believe that our target market segments, small to medium size for- profit businesses and the consumer base working or living in and near our geographical footprint, demand the convenience and personal service that a smaller, independent financial institution such as ours can offer. We believe the heavy out-of-state banking presence (out-of-state super-regional and national financial institutions control approximately 50.6% of local deposits in the Nashville-Davidson-Murfreesboro-Franklin metropolitan statistical area (the “Nashville MSA”) as of June 30, 2018) provides an opportunity for a strong local bank like ours to increase market share from customers who are looking for more personal banking services and a more customer-friendly experience. Through our efforts to expand our deposit base, we currently have the largest market share of deposits in Williamson County.

Products and Services

The Bank operates as a full-service financial institution with a full line of financial products, including:

Commercial Banking

The Bank focuses on small to medium-sized businesses and self-employed professionals.

The Bank seeks to provide high quality service to its customers supported by the latest bank technology. In the credit service area, the Bank endeavors to give its commercial customers access to a highly trained team of credit and deposit service specialists who remain with the customer relationship for long periods of time. Credit decisions are made locally.

Consumer Banking

The Bank offers a broad range of financial services designed to meet the credit, savings, and transactional needs of local consumers. Mortgage loans, home equity loans, and other personal loans are the focus of consumer lending. Deposits and other transactions are provided via a dual delivery systems of traditional branches and the Internet, including mobile banking.

Mortgage Loans

Our mortgage department originates single-family, residential mortgage loans, the large majority of which are sold in the secondary market. Construction loans also are available for residential and commercial purposes.

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

Wealth Management/Trust Services

The Bank offers retirement planning, financial planning, investment services, and insurance products through its wealth management department which had approximately $374.0 million in assets under management (AUM) as of December 31, 2018 and approximately $359.0 million AUM as of December 31, 2017.

Recent Trends and Developments

As of December 31, 2018, the Bank had $2.7 billion in loans, including loans held for sale, assets of $4.2 billion, deposits of $3.4 billion, and equity of $372.8 million. As of June 30, 2018, the Bank was number one in deposit market share in Williamson County, and was number two in deposit market share in Rutherford County.

Legislative relief and regulatory changes implemented in mid-2018 allow for the reciprocation of local government deposits, eliminating the requirement for the Bank to pledge securities as collateral on such deposits. Therefore, the Bank accelerated the previously planned balance sheet rotation that will ultimately re-deploy $300 million from the securities portfolio into higher-yielding assets. The Bank reduced the bond portfolio by $246 million through sales and principal payments from the mortgage backed securities (MBS) portfolio, recognizing a pre-tax loss of $4.2 million. The majority of the realized loss generated by the securities sales had an immaterial impact on the Company’s capital since previous, unrealized securities losses had been accounted for through accumulated other comprehensive income (AOCI).

In January 2019, the Company declared an initial dividend of $0.04 per share, which was paid on February 28, 2019 to shareholders of record as of February 15, 2019.

On January 15, 2019, the Bank announced that its Memorandum of Understanding (MOU) with banking authorities had been terminated.

In January 2019, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock, which will remain in effect until January 2020. The timing and amount of additional common share repurchases will be subject to market conditions, regulatory requirements, and other considerations, as the Company deems appropriate. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions. There have been no repurchases of stock under the program.

On March 8, 2019, Richard E. Herrington retired from his position as President, Chief Executive Officer and Chairman of FFN and as the Chairman and Chief Executive Officer of the Bank. J. Myers Jones, III, Executive Vice President and Chief Credit Officer of the Bank, has been appointed to serve as interim Chief Executive Officer of the Company while the Board conducts a search for the Company’s next Chief Executive Officer, and Lee Moss, President of the Bank, has been appointed to serve as interim President of FFN. The Board has an active search process underway to select the next chief executive officer from internal and external candidates. On March 8, 2019, we entered into an Executive Transition Agreement with Mr. Herrington, pursuant to which Mr. Herrington has agreed to remain an employee of the Company through September 8, 2019 to provide services to the Company on a transitional basis. On March 8, 2019, the Board elected James W. Cross, IV to serve as the Chairman of the Board to fill the vacancy left by Mr. Herrington’s departure. Also on March 8, 2019, Kevin A. Herrington notified the Company that he is resigning from his position as Executive Vice President and Chief Operating Officer of the Bank, effective as of March 8, 2019. Kevin Herrington has also agreed to remain an employee of the Company through September 8, 2019 to provide services to the Company on a transitional basis. On March 8, 2019, the Board appointed Terry Howell as interim Chief Operating Officer of the Bank and Eddie Maynard as Chief Credit Officer of the Bank.

Competition

The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money market and mutual funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders. Information about specific competition in Williamson County, Davidson County, and Rutherford County is included under “RISK

FACTORS—Competition For Deposits And Loans Is Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions.”

The Bank will continue to compete with these and other financial institutions, many of which have far greater assets and financial resources than the Bank and whose common stock may be more widely traded than that of the Company’s. See “BUSINESS—Supervision and Regulation.” No assurance can be given that the Bank will be successful in its efforts to compete with such other institutions.

Risk Management

We place significant emphasis on risk mitigation as an integral component of our Company’s culture. We believe that our emphasis on risk management is manifested in our solid asset quality statistics and our credit risk management procedures discussed above.

We also focus on risk management in numerous other areas throughout our organization, including asset/liability management, regulatory compliance and internal controls. We have implemented an extensive asset/liability management process aided by simulation models provided by reputable third parties. We engage in ongoing internal audit and review of all areas of our operations and regulatory compliance.

We have implemented management assessment and testing of internal controls consistent with the Sarbanes-Oxley Act and have engaged an experienced independent public accounting firm to assist us with respect to compliance.

Employees

As of December 31, 2018, the Company and Bank collectively have 337 full-time employees and 1 part-time employee. We are not subject to any collective bargaining agreements. We offer a typical health and disability insurance plan to our employees and those of the Bank, as well as a 401(k) plan and officer equity-based incentive awards.

Trademarks

We obtained registrations with the United States Patent and Trademark Office for the protection of the trademarks “FRANKLIN SYNERGY BANK®” and “FRANKLIN FINANCIAL NETWORK®.” Management does not believe these trademarks are confusingly similar to trademarks used by other institutions in the financial services business and intends to protect the use of these trademarks nationwide.

Policies and Procedures

The Board of Directors of the Bank annually reviews and approves the Loan Policy, which is the primary tool for making credit decisions when making loans. Asset quality is of utmost importance and an independent loan review process has been established to monitor the Bank’s lending function. It is imperative that the Board of Directors and management have an independent and objective evaluation of the quality of specific individual loans and of the overall quality of the total portfolio.

The Board of Directors of the Bank also has established an investment policy that guides Bank officers in determining the investment portfolio of the Bank and its investment subsidiaries. Other policies include a code of ethics, audit policy, fair lending, compliance, bank secrecy, personnel and information system policies.

Under the Community Reinvestment Act of 1977 (the “CRA”), the Federal Reserve evaluates the Bank’s record of meeting the credit needs of its communities in which it operates, including low- and moderate-income communities. The Federal Reserve also takes this record into account when deciding on certain applications submitted by the Bank and the Company. Under the CRA, the Bank’s assessment area is Williamson County, Davidson County, and Rutherford County.

Management’s lending objectives are to make credit products available to all segments of the Bank’s market and community. Williamson County has no moderate income census tracts, Davidson County has 44 moderate income census tracts and 28 low income tracts, and Rutherford County has 13 moderate census tracts and two low census tracts.

Supervision and Regulation

The following summaries of statutes and regulations affecting banks and their holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.

Bank Holding Company Regulation

FFN is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered as a bank holding company with the Federal Reserve. Banking subsidiaries of bank holding companies are subject to restrictions under federal law, which limit the transfer of funds by the subsidiary banks to their affiliates, their holding companies and non-banking subsidiaries of such holding companies, whether in the form of loans, extensions of credit, investments or asset purchases. Under Section 23A of the Federal Reserve Act, such transfers by any subsidiary bank to any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to all affiliates as a group, to an aggregate of 20% of such bank’s capital and surplus. Banking subsidiaries of bank holding companies are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. FFN has elected to be a financial holding company under Regulation Y, allowing FFN to engage in certain additional financial activities without the prior approval of the Federal Reserve.

As a bank holding company, FFN is required to file with the Federal Reserve quarterly financial reports and such additional information as the Federal Reserve may require. The Federal Reserve may also make examinations of FFN and its non-bank affiliates.

According to federal law and Federal Reserve policy, bank holding companies are expected to act as a source of financial and managerial strength to their subsidiary banks and to commit resources to support such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

Regulation Y generally requires a person or persons acting in concert to give the Federal Reserve 60 days advanced written notice before acquiring direct or indirect control of a bank holding company. Under the regulation, control is defined as the ownership control, or power to vote 25% or more of any class of voting securities of the bank holding company. The regulation also provides for a presumption of control if a person or group of persons acting in concert owns, controls, or holds with the power to vote 10% or more (but less than 25%) of any class of voting securities of another bank holding company. A bank holding company may be limited to ownership of 5% of any class of voting securities. If the person or persons making the acquisition is a “company” as defined by the Holding Company Act, prior approval from the Federal Reserve may be required.

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

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the bank holding company and its subsidiaries are well-capitalized and well-managed.

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

Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation budget threshold for 2018 was 1.875%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those applicable under the older risk-based capital rule. More specifically, certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of Common Equity Tier 1 Capital elements and are subject to an aggregate limit of 15% of Common Equity Tier 1 Capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from Common Equity Tier 1 Capital. Amounts of mortgage-servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the new rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

In May of 2018, Congress passed and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”). Among many important changes to the regulation of the banking industry, the EGRRCPA ordered the federal banking regulators, including the Federal Reserve and FDIC to, through notice and comment rulemaking, develop an “off-

ramp” exempting certain banking organizations with less than $10 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators (the “Community Bank Leverage Ratio”).  The EGRRCPA requires the federal banking regulators to set the Community Bank Leverage Ratio between 8% and 10%. On November 21, 2018, the federal banking regulators proposed a rule to implement Section 201 of the EGRRCPA. The proposed rule would set the Community Bank Leverage Ratio at 9%. To date, the proposed rule implementing Section 201 of the EGRRCPA has not been finalized.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks must become and remain insured under the FDIA. (See 12 U.S.C. § 1811, et seq.).

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

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

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

The Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms and continue to be implemented through regulations being adopted by various federal banking and securities regulators. Many of the Dodd-Frank Act provisions only apply to larger financial institutions and do not directly impact community-based institutions like the Bank. For instance, provisions that enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Other provisions that have impacted or will impact the Bank:

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

On March 15, 2016, the FDIC adopted a rule in accordance with provisions of the Dodd-Frank Act that requires large institutions to bear the burden of raising the Reserve Ratio from 1.15% to 1.35%. Since the Reserve Ratio has reached 1.15%, the FDIC will collect assessment surcharges from large institutions. Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the Reserve Ratio to 1.35%. On April 26, 2016, the FDIC Board of Directors approved the final rule to improve the deposit insurance assessment system for established small insured depository institutions (generally, those banks with less than $10 billion in total assets that have been insured for at least five years). The final rule was effective July 1, 2016. Since the reserve ratio of the DIF reached 1.15 percent before that date, the final rule determined assessment rates beginning July 1, 2016. Effective July 1, 2016, the initial base assessment rates for all insured institutions were reduced from a range of 5 to 35 basis points to a range of 3 to 30 basis points. Total base assessment rates after possible adjustments were reduced from a range of 2.5 to 45 basis points to a range of 1.5 to 40 basis points. Although the base assessment rates were reduced, the assessment calculation includes pricing adjustments for certain financial ratios that relate to asset growth, loan mix, funding ratios, and nonperforming assets, which in the case of the Bank, may adversely impact the Company’s earnings due to increased premium assessments. Additional increases in premiums will impact FFN’s earnings adversely. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

The Community Reinvestment Act

The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC and the state banking regulators, as applicable, evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. This record is considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements.

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

Recent Developments

New Offices and Branches

During 2018, the Bank opened a new branch in Williamson County at 5040 Carothers Parkway, Suite 109, Franklin, Tennessee, moved a branch in Rutherford County from 1 East College Street to 310 West Main Street, Murfreesboro, Tennessee, began operations at 3325 West End Avenue, Nashville, Tennessee, as part of Civic acquisition, and leased additional office space at 231 South Royal Oaks Boulevard in Franklin, Tennessee and 204 9th Avenue, Franklin, Tennessee. During 2017, the Bank relocated its Spring Hill branch in Williamson County to 4824 Main Street, Suite A, Spring Hill, Tennessee 37174, and opened a new branch in Murfreesboro, Tennessee in Rutherford County, located at 1605 Medical Center Parkway, Murfreesboro, Tennessee 37129.

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

We use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding our Company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investor Relations” on our website home page.

ITEM 1A.	RISK FACTORS.

Our business and its future performance may be affected by various factors, the most significant of which are discussed below.

Risks Related to Our Business

A Lack of Liquidity Could Adversely Affect Our Operations and Jeopardize Our Liquidity, Business, Financial Condition or Results of Operations

We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities to ensure that we have adequate liquidity to fund our operations. In addition to our traditional funding sources, we also may borrow funds from third-party lenders or issue equity or debt securities to investors. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity may also be adversely impacted if there is a decline in our mortgage revenues from higher prevailing interest rates. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition or results of operations.

We May Be Materially and Adversely Affected by the Creditworthiness and Liquidity of Other Financial Institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by, or questions or concerns about the creditworthiness of, a counterparty or client, or concerns about the financial services industry generally. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.

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

If We Are Unable to Decrease Our Use of Out-of-Market and Brokered Deposits, Our Costs May Be Higher Than Expected

Although we are increasing our effort to decrease our use of non-core funding sources, we can offer no assurance that we will be able to increase our market share of core-deposit funding in our highly competitive service areas. If we are unable to do so, we may be forced to accept increased amounts of out-of-market or brokered deposits. As of December 31, 2018, we had approximately $797.8 million in out-of-market brokered deposits, which represented approximately 23.2% of our total deposits. The cost of out-of-market and brokered deposits typically exceeds the cost of deposits in our local markets which will decrease our net income. In addition, the cost of out-of-market and brokered deposits can be volatile, and if we are unable to access these types of deposits or if our costs related to out-of-market and brokered deposits increases, our cost of funds will be higher and liquidity and ability to support demand for loans could be adversely affected. Out-of-market and brokered deposits and other secondary sources may not be sufficient to meet our liquidity needs.

We Have Extended Off-Balance Sheet Commitments to Borrowers Which Expose Us to Credit and Interest Rate Risk, and We May Not Be Able to Meet Our Unfunded Credit Commitments

We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to make loans, credit lines and standby letters of credit which would impact our liquidity and capital resources to the extent customers accept or use these commitments. A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Actual borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.

Commitments to make loans, credit lines and standby letters of credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

We May Not Be Able to Implement Our Growth Strategy Effectively

Our Company has grown quickly. Furthermore, our strategy focuses on organic growth, supplemented by opportunistic acquisitions. We may not be able to execute aspects of our growth strategy to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions.

Competition For Deposits and Loans Is Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions

The commercial banking industry in Williamson County, Tennessee consists of 32 banks and two savings and loan institutions, with 101 total offices and total deposits of $9.6 billion as of June 30, 2018. The commercial banking industry in Davidson County, Tennessee consists of 33 banks, with 203 total offices and total deposits of $35.6 billion as of June 30, 2018. The commercial banking industry in Rutherford County, Tennessee consists of 21 banks, with 72 total offices and total deposits of $4.6 billion as of June 30, 2018. June 30, 2018 is the most recent date such information has been released by the FDIC. Offices affiliated with out-of-state financial institutions have entered Tennessee in recent years to offer all financial services, including lending and deposit gathering activities. Also, changes to laws on interstate banking and branching now permit banks and bank holding companies headquartered outside Tennessee to move into Williamson County, Davidson County, and Rutherford County more easily. In addition, there are credit unions, finance companies, securities brokerage firms, and other types of businesses offering financial services. Technological advances and the growth of e-commerce have made it possible for non-financial institutions to offer products and services that traditionally have been offered by banking institutions. Competition for deposit and loan opportunities in our market area is expected to be intense because of existing competitors and the geographic expansion into the market area by other institutions. See “BUSINESS—Supervision and Regulation.” No assurance can be given that we will be successful in our efforts to compete with other such institutions.

We Face Risks Related to Our Commercial Real Estate Loan Concentrations

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2018, approximately 52% of our loan portfolio consisted of CRE loans, including 22% of construction and land development (“CLD”) loans, which present additional risks including underwriting risks, project risks and market risks. The banking regulators give CRE lending greater scrutiny, and have required us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring a re-assessment of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. In addition, while we believe we have appropriate systems in place to underwrite and monitor the risks associated with CLD loans, if these systems do not adequately protect us from these risks, we could incur losses that exceed our reserves for such losses, which could adversely impact our earnings.

We Are Exposed to Higher Credit Risk Due to Relationship Exposure With a Number of Large Borrowers

As of December 31, 2018, we had $499.8 million borrowing relationships in excess of $10 million which accounted for approximately 18.7% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these large relationships have directly impacted our allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows

We Make Loans to Small-to-Medium Sized Businesses That May Not Have the Resources to Weather a Downturn in the Economy

We make loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small- to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns, a sustained decline in commodity prices and other events that negatively impact small businesses in our market areas could cause us to incur substantial loan losses that could negatively affect our results of operations or financial condition.

There Can Be No Assurance That the Bank Will Not Incur Loan Losses In Excess of Our Allowance for Loan Losses

An allowance for loan losses account is accumulated through provisions against income. This account is a valuation allowance established for probable incurred credit losses inherent in the loan portfolio. Banks are susceptible to risks associated with their loan portfolios. The Bank’s loan customers may include a disproportionate number of individuals and entities seeking to establish a new banking relationship because they are dissatisfied with the amount or terms of credit offered by their current banks, or they may have demonstrated less than satisfactory performance in previous banking relationships. If the Bank lends to individuals who have demonstrated less than satisfactory performance in previous banking relationships, the Bank could experience disproportionate loan losses, which could have a significantly negative impact on the Bank’s earnings. Although management is aware of the potential risks associated with extending credit to customers with whom they have not had a prior lending relationship, there can be no assurance that the Bank will not incur excessive loan losses or losses greater than our allowance for loan losses. Bank regulators may disagree with the Bank’s characterization of the collectability of loans and may require the Bank to downgrade credits and increase our provision for loan losses that would negatively impact results of operations and capital levels.

We make various assumptions and judgments about the collectability of our loan portfolio and utilize these assumptions and judgments when determining the provision and allowance for loan losses. The determination of the appropriate level of the provision for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. Any increases in the provision or allowance for loan losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

A New Accounting Standard Will Likely Require Us to Increase Our Allowance for Loan Losses and May Have a Material Adverse Effect on Our Financial Condition and Results of Operations

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank beginning with our first full fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss (“CECL”), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Changes in Interest Rates May Reduce the Bank’s Profitability

The Bank’s profitability is dependent, to a large extent, upon net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank will continue to be affected by changes in interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of our lending and deposit activities. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Furthermore, an increase in interest rates may negatively affect the market value of securities in our investment portfolio. A reduction in the market value of our portfolio will increase the unrealized loss position of our available-for-sale investments. Any of these events could materially adversely affect our results of operations or financial condition

If We Fail to Effectively Manage Credit Risk and Interest Rate Risk, Our Business and Financial Condition Will Suffer

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

If We Are Unable to Grow Our Non-Interest Income, Our Growth Prospects Will Be Impaired

Taking advantage of opportunities to develop new, and expand existing, streams of non-interest income, including our mortgage and wealth management business, is a part of our long-term growth strategy. If we are unsuccessful in our attempts to grow our non-interest income, especially in light of the expected decline in mortgage revenues, our long-term growth will be impaired. Further, focusing on these non-interest income streams may divert management’s attention and resources away from our core banking business, which could impair our core business, financial condition and operating results. We also derive a meaningful amount of our non-interest income from non-sufficient funds and overdraft fees, and such fees are subject to increased regulatory scrutiny, which could result in an erosion of such fees, and as a result, materially impair our future non-interest income.

Income From Mortgage-Banking Operations Is Volatile and We May Incur Losses With Respect to Our Mortgage-Banking Operations That Could Negatively Affect Our Earnings

A component of our business strategy is to sell a portion of residential mortgage loans originated into the secondary market, earning non-interest income in the form of gains on sale. Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our non-interest income. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. If the residential mortgage loan demand decreases or we are unable to sell such loans for an adequate profit, then our non-interest income will likely decline which would adversely affect our earnings.

Decreased Residential Mortgage Origination Volume and Pricing Decisions of Competitors May Adversely Affect Our Profitability

Our mortgage operation originates and sells residential mortgage loans, services residential mortgage loans, and provides third-party origination services to other community banks and mortgage companies. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business.

Our Mortgage Banking Profitability Could Significantly Decline If We Are Not Able to Originate and Resell a High Volume of Mortgage Loans and Securities

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. We expect to see declining origination volume in 2019 across the industry. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected.

We May Incur Costs, Liabilities, Fines and Other Sanctions If We Fail to Satisfy Our Mortgage Loan Servicing Obligations

We act as servicer for mortgage loans owned by third parties. As a servicer for those loans, we have certain contractual obligations to third parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.

We May Be Required to Repurchase Mortgage Loans or Indemnify Buyers Against Losses in Some Circumstances

We sell certain mortgage loans that we originated and purchased. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, are valid claims, and are in excess of our provision for potential losses, our liquidity, results of operations, or financial condition may be materially and adversely affected.

The Performance of Our Investment Securities Portfolio is Subject to Fluctuation Due to Changes in Interest Rates and Market Conditions, Including Credit Deterioration of the Issuers of Individual Securities

Our investment portfolio constitutes approximately 25% of our balance sheet as of December 31, 2018. Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our book value, net interest income or results of operations.

Our Business Concentration in Middle Tennessee and Economic Challenges, Especially Those Affecting the Local Economy Where We Operate, Could Affect Our Financial Condition and Results of Operations

We conduct our banking operations in Middle Tennessee, in particular Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. During 2018, the majority of our loans and our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Middle Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty.

This geographic concentration imposes risks from lack of geographic diversification, as adverse economic conditions to the extent they develop in our primary market area, which currently is limited to Williamson County, Rutherford County and Davidson County, Tennessee and the surrounding areas, could reduce our growth rate, affect the ability of our customers to repay their loans, and generally affect our financial condition and results of operations. Any regional or local economic downturn that affects Tennessee or existing or prospective borrowers, depositors or property values in this area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

If the communities in which we operate do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. Moreover, management cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market area if they do occur. Continued adverse market or economic conditions may increase the risk that the Bank’s borrowers will be unable to timely make their loan payments. Furthermore, even if the Bank’s borrowers continue to make timely loan payments, a deterioration in the real estate market could cause a decline in the appraised values of such mortgaged properties. In the event of such a deterioration, the Bank may be forced to write down the value of the loans, which could have a negative effect on the Bank’s capital ratios and earnings. A sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in the state of Tennessee, or more specifically the Bank’s market area in Williamson County, Rutherford County and Davidson County in Middle Tennessee, could adversely affect the value of our assets, revenues, results of operations, and financial condition.

The Bank’s loan portfolio is significantly real-estate focused. As of December 31, 2018, approximately 77.6% of the Bank’s total loans were real-estate secured. One-to-four family residential properties accounted for 26% of the Bank’s portfolio, owner-occupied commercial real estate was 9% and other commercial real estate was 19% of the total loan portfolio. Total construction and land development lending accounted for 22% of total loans with residential construction lending totaling 14%, commercial construction lending totaling 4% and land development lending totaling 4%. Other real estate lending, including multi-family and farmland, accounted for 2% of the total loan portfolio. While real estate lending is the expertise of our lending staff and management, risks associated with this type of lending are heavily influenced by the economic environment. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.

A portion of our loan portfolio is comprised of participation and syndicated transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss

We have entered into certain credit transactions, primarily syndicated credit transactions including shared national credits, and we participate in loans originated by other institutions in which other lenders serve as the agent or lead bank. Our reduced control over the monitoring and management of these relationships, particularly participations in large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A significant portion of our loans are located outside of our primary market area where our ability to oversee such loans directly is limited

Because approximately 25% of our loans are located outside of our Tennessee market area, our senior management’s ability to oversee these loans directly is limited. We may also be unable to properly understand local market conditions or promptly react to local market pressures. Any failure on our part to properly supervise these out-of-market loans could have a material adverse effect on our business, financial condition and results of operations.

We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future

We had approximately $120 million in BOLI contracts at December 31, 2018. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

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

A Failure in, or Breach of, Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers or Other Third Parties, Including as a Result of Cyber Attacks, Could Disrupt Our Businesses, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs, and Cause Losses

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

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

The Failure to Protect Our Customers’ Confidential Information and Privacy Could Adversely Affect Our Business

We are subject to federal and state privacy regulations and confidentiality obligations that, among other things restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

Recently passed legislation in the European Union (the General Data Protection Regulation, or GDPR) and in California (the California Privacy Act) may increase the burden and cost of compliance specifically in the realm of consumer data privacy. We are still evaluating the potential impact of these new regulations on our business and do not yet know exactly what the impact may be, but anticipate that there will be at least some added cost and burden as a result of these measures. In addition, other federal, state or local governments may try to implement similar legislation, which could result in different privacy standards for different geographical regions, which could require significantly more resources for compliance.

If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.

The Financial Services Industry Is Undergoing Rapid Technological Changes, and We May Not Have the Resources to Implement New Technology to Stay Current with These Changes

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy client demands for convenience as well as to provide secure electronic environments as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest, and have invested significantly more than us, in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.

We Are Subject to Certain Operational Risks, Including, But Not Limited to, Fraud Committed by Employees and Customers

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against these operational risks. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition or results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended.

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

•	general or local economic conditions;
•	environmental cleanup liability;

•	neighborhood values;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the mortgaged properties;
•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental rules, regulations and fiscal policies; and
•	tornadoes or other natural or man-made disasters and hazard losses.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may also adversely affect our operating expenses.

We May Be Subject to Claims and Litigation Asserting Lender Liability

From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market reputation, products, and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operation, and liquidity.

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

Our Loan Portfolio Includes a Meaningful Amount of Real Estate Construction and Development Loans, Which Have a Greater Credit Risk than Residential Mortgage Loans

The percentage of loans in real estate construction and development in our portfolio was approximately 21.9% of total loans at December 31, 2018. This type of lending is currently robust in Middle Tennessee, but it could slow down and, generally, is considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Weakness in residential real estate market prices in the Middle Tennessee area as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets (“NPAs”), increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

If We Do Not Successfully Manage the Transition Associated with the Retirement of Our Former Chief Executive Officer and the Appointment of a New Chief Executive Officer, It Could Be Viewed Negatively by Our Customers and Shareholders and Could Have an Adverse Impact on Our Business

On March 8, 2019, Richard E. Herrington retired from his position as President, Chief Executive Officer and Chairman of the Company and as the Chairman and Chief Executive Officer of the Bank. J. Myers Jones, III, Executive Vice President and Chief Credit Officer of the Bank, has been appointed to serve as interim Chief Executive Officer of the Company while the Board conducts a search for the Company’s next Chief Executive Officer, and Lee Moss, President of the Bank, has been appointed to serve as interim President of the Company. The Board has an active search process underway to select the next chief executive officer from internal and external candidates. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our chief executive officer may cause disruption to our business, including to our relationships with customers, vendors and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent chief executive officer in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain and hire key employees.

The Amount of Interest Payable on the March 2016 and June 2016 Notes Will Vary Beginning in 2021

On March 31, 2016, we completed the public offering of $40,000,000 aggregate principal amount of fixed-to-floating rate subordinated Notes due 2026 (the “March 2016 Notes”). On June 30, 2016, we completed the private offering of $20,000,000 aggregate principal amount of fixed-to-floating rate subordinated Notes due 2026 (the “June 2016 Notes”).

The interest rate on the March 2016 Notes and June 2016 Notes will vary beginning in 2021. The March 2016 Notes will bear interest at an initial rate of 6.875% per annum until March 30, 2021, at which time the March 2016 Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination, plus a spread of 5.636%. The June 2016 Notes will bear interest at an initial rate of 7.00% per annum until June 30, 2021, at which time the June 2016 Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination, plus a spread of 6.04%. If interest rates rise, the cost of the March 2016 Notes and June 2016 Notes may increase, thereby negatively affecting our net income.

We May Fail to Realize All of the Anticipated Benefits from Previously Acquired Financial Institutions or Institutions that We May Acquire in the Future, or Those Benefits May Take Longer to Realize Than Expected; We May Also Encounter Significant Difficulties in Integrating Financial Institutions That We Acquire

Our ability to realize the anticipated benefits of any acquisition of other financial institutions, bank branches and/or mortgage operations in target markets will depend, to a large extent, on our ability to successfully integrate the acquired businesses. Such an acquisition strategy will involve significant risks, including the following:

•	finding suitable markets for expansion;
•	finding suitable candidates for acquisition;
•	finding suitable financing sources to fund acquisitions;
•	attracting and retaining qualified management;
•	maintaining adequate regulatory capital;
•	obtaining federal and state regulatory approvals; and
•	closing on suitable acquisitions on terms that are favorable to us.

The integration and combination of the acquired businesses is a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to integrating business practices and operations. The integration process may disrupt our business and the business of the acquired bank and, if implemented ineffectively, would restrict the full realization of the anticipated benefits of the acquisition. The failure to meet the challenges involved in integrating acquired businesses and to fully realize the anticipated benefits of acquisitions could adversely impact our business, financial condition or results of operations.

Risks Related to the Regulation of Our Business

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

Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals and such a condition may not be acceptable to us or may reduce the benefit of any acquisition

We Are Subject to Extensive Regulation

We are subject to extensive governmental regulation and control. Compliance with state and federal banking laws has a material effect on our business and operations. Our operations is subject to state and federal banking laws, regulations, and procedures. The laws and regulations applicable to the banking industry could change at any time and are subject to interpretation, and management cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably. Non-banking financial institutions, such as securities brokerage firms, insurance companies, and money market funds now offer services, which compete directly with services offered by banks. See “BUSINESS—Supervision and Regulation.”

The Regulatory Environment for the Financial Services Industry Is Being Significantly Impacted by Financial Regulatory Reform Initiatives, Which May Adversely Impact Our Business, Results of Operations and Financial Condition

The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. See “BUSINESS—Supervision and Regulation.” The Dodd-Frank Act established, among other requirements, a new financial industry regulator, the CFPB, to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting “unfair, deceptive, or abusive acts or practices” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are examining proposing new rules on overdrafts and other consumer financial products or services and if any such rule limits our ability to provide such financial products or services it may have an adverse effect on our business. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Dodd-Frank Act. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed or amended. We cannot predict with any degree of certainty what impact, if any, these or future reforms will have on our business, financial condition, or results of operations.

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

The impact of the evolving regulatory environment on our business and operations depends upon a number of factors including final implementation of regulations, guidance and interpretations of the regulatory agencies, supervisory priorities and actions, the actions of our competitors and other marketplace participants, and the behavior of consumers. The evolving regulatory environment could require us to limit or change our business practices, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity and leverage ratio requirements, increase costs, impact the value of our assets, or otherwise adversely affect our businesses. The regulatory environment and enhanced examination and supervisory expectations and scrutiny can also potentially impact our ability to pursue business opportunities and obtain required regulatory approvals for potential investments and acquisitions.

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

The Impact of the Changing Regulatory Capital Requirements and Capital Rules Is Uncertain

Under rules adopted by the Federal Reserve and FDIC, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules became effective on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a Common Equity Tier 1 Capital ratio of 4.5%; (ii) a Tier 1 Risk-Based Capital ratio of 6%; (iii) a total Risk-Based Capital ratio of 8%; and (iv) a Tier 1 Leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (which was phased in over three years) above the new regulatory minimum capital ratios, and resulted in the following minimum ratios now that the capital conservation buffer is fully phased in: (i) a Common Equity Tier 1 Risk-Based Capital ratio of 7.0%, (ii) a Tier 1 Risk-Based Capital ratio of 8.5%, and (iii) a total Risk-Based Capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2017 at 1.25% of risk-weighted assets and increased each year until fully implemented in January 2019 at 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

In May of 2018, Congress passed and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”). Among many important changes to the regulation of the banking industry, the EGRRCPA ordered the federal banking regulators, including the Federal Reserve and FDIC to, through notice and comment rulemaking, develop an “off-ramp” exempting certain banking organizations with less than $10 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators (the “Community Bank Leverage Ratio”).  The EGRRCPA requires the federal banking regulators to be set the Community Bank Leverage Ratio between 8% and 10%. On November 21, 2018, the federal banking regulators proposed a rule to implement Section 201 of the EGRRCPA. The proposed rule would set the Community Bank Leverage Ratio at 9%. To date, the proposed rule implementing Section 201 of the EGRRCPA has not been finalized. It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA and the yet-to-be-written implementing rules and regulations implementing the EGRRCPA will have.

The application of  more stringent capital requirements to FFN and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if FFN or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements could result in FFN or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit FFN’s and the Bank’s ability to make distributions, including paying dividends or buying back shares. See “BUSINESS—Supervision and Regulation.”

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

We Are Subject to Numerous Fair Lending Laws Designed to Protect Consumers and Failure to Comply with These Laws Could Lead to a Wide Variety of Sanctions

The Equal Credit Opportunity Act, the Fair Housing Act, and the Fair Credit Reporting Act, together with  accompanying and / or supplemental regulations, together with other fair lending laws and regulations prohibit discriminatory lending practices, require certain consumer disclosures, and require certain other actions to be taken or refrained from being taken. The U.S. Department of

Justice, federal banking agencies and other Federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on dividends, and restrictions on expansion and new lines of business. Private parties may also have the ability to challenge an institution’s performance under fair lending lawns in private class action litigation. Such actions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects, reputation or results of operation.

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

The Bank had previously entered into a Memorandum of Understanding with its bank regulators, pursuant to which the Bank agreed, among other things, to enhance its policies, practices and processes to reflect the Bank’s increasingly complex business model and risk profile. The MOU was terminated effective as of January 14, 2019, but, in the future, we may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on our business, operating flexibility, financial condition, and the value of our common stock.

Our FDIC Deposit Insurance Premiums and Assessments May Increase

The deposits of our subsidiary bank are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiary to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures during and after the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC over the past decade and put significant pressure on the DIF. In order to maintain a strong funding position, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

We Are Required to Act As a Source of Financial and Managerial Strength For Our Bank in Times of Stress

Under federal law and longstanding Federal Reserve policy, we are expected to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders’ or creditors’, best interests to do so. Providing such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment. See “BUSINESS—Supervision and Regulation—Bank Holding Company Regulation.

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

Increased Regulatory Oversight, Uncertainty Relating to the LIBOR Calculation Process and Potential Phasing Out of LIBOR After 2021 May Adversely Affect Our Results of Our Operations

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Effort in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations.

We May Be Adversely Affected By Changes in U.S. Tax Laws and Regulations

On December 22, 2017, the Tax Cuts and Jobs Act, was enacted resulting in significant changes from previous law. The most notable change was a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. This legislation required that we revalue our deferred tax items in the fourth quarter of 2017. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could materially and adversely affect our results of operations. For additional information see Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements and in Item 8, Financial Statements and Supplementary Data.

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

If Securities or Industry Analysts Do Not Publish Research or Publish Unfavorable Research About our Business, Our Stock Price and Trading Volume Could Decline

As a smaller company, it may be difficult for us to attract or retain the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity of and market price of our common stock. We will not have any control over the equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

The Issuance of Any of Our Equity Securities Pursuant to Any Equity Compensation Plan We Have Adopted or May Adopt May Dilute the Value of Our Common Stock and May Affect the Market Price of Our Common Stock

Under our existing equity compensation plans, as of December 31, 2018, we had outstanding options to purchase 1,807,922 shares of our common stock and 176,516 non-vested restricted share awards to our officers, employees and non-employee directors. In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under our Amended and Restated 2017 Omnibus Equity Incentive Plan or any equity compensation plan we may adopt to attract and retain key employees, directors and consultants in order to advance the interests of the Company and its subsidiaries. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of common stock issued pursuant to restricted share awards may have an adverse effect upon the price of our common stock.

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

We Cannot Ensure That We Will Continue to Pay Dividends

Our ability to pay dividends is highly dependent on the Bank’s ability to pay dividends and may be limited based upon regulatory restrictions and based upon our earnings and capital needs. The Bank is subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. On January 23, 2019, our Board of Directors announced its intention to pay a quarterly dividend. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial condition, capital requirements, regulatory restrictions, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our Board of Directors deems relevant. Accordingly, there can be no assurance that we will continue to pay dividends to our shareholders in the future.

We May Require Additional Capital

The Board of Directors believes that the current level of capital will be adequate at the present time to sustain the operations and projected growth of FFN and the Bank and to enable FFN to service its debt. If FFN or the Bank fails to achieve sufficient financial performance (including as a result of significant provision expense as a result of deterioration in asset quality) or if the assets of the Bank grow more quickly than projected, management may determine, or government regulators may require, FFN or the Bank to raise additional capital. In the event FFN or the Bank falls below certain regulatory capital adequacy standards, they may become subject to regulatory intervention and restrictions. Although the Bank is currently “well capitalized,” the Bank will continue to enhance its capital and liquidity plans. We can give no assurance that such additional capital is available at prices that will be acceptable to us, if at all. In the event of the issuance of additional shares, then current shareholders will not have the first right to subscribe to new shares (preemptive rights), so their ownership percentage may be diluted in the future. In addition, if FFN is not able to maintain sufficient capital at the holding company and the payment of dividends by the Bank to FFN is not approved by the Reserve Bank and the TDFI, it may be unable to service its debt.

We Are an Emerging Growth Company and We Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Will Make Our Common Stock Less Attractive to Investors

We are an emerging growth company. For as long as we continue to be an emerging growth company, among other things, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We became an emerging growth company effective and approved by the SEC on May 14, 2014, and will retain the emerging growth company status until the end of the fiscal year ending December 31, 2019 and all subsequent filings. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Anti-Takeover Provisions and Contractual Obligations Could Adversely Affect Our Shareholders

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

We have entered into change of control agreements which provide for certain payments to these executives in connection with a change of control of the Company. The change of control agreements would increase the acquisition costs to a company purchasing us. As a result, the change of control agreements may delay or prevent a sale or change of control of the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FFN’s and the Bank’s main office and headquarter’s operation is leased and located at 722 Columbia Avenue, Franklin, Tennessee 37064. In addition, the Company leases and operates at the following locations: 3359 Aspen Grove Drive, Suite 100, Franklin, Tennessee 37067; 134 Pewitt Drive, Suite 100, Brentwood, Tennessee 37027; 1015 Westhaven Blvd., Suite 150, Franklin, Tennessee 37064; 40 Moss Lane, Suite 100, Franklin, Tennessee 37064; 4824 Main Street, Suite A, Spring Hill, Tennessee 37174; 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135; 310 W Main Street, Murfreesboro, Tennessee 37130; 724 President Place, Smyrna, Tennessee 37167; 2415 Memorial Boulevard, Murfreesboro, Tennessee 37129; 2782 South Church Street, Murfreesboro, Tennessee 37127; 2610 Old Fort Parkway, Murfreesboro, Tennessee 37128; and 1605 Medical Center Parkway, Murfreesboro, Tennessee 37129, 3325 West End Avenue, Nashville, Tennessee 37203, and 5040 Carothers Parkway, Suite 109, Franklin, Tennessee 37067. The Bank also operates a loan production office at 33 Music Square West, Nashville, Tennessee 37203. In addition, the Bank has part of its operations in an office located at 101 Southeast Parkway, Suite 100, Franklin, TN 37064, and has additional office space at 231 South Royal Oaks Boulevard, Franklin, Tennessee 37064 and 204 9th Avenue, Franklin, Tennessee 37064.

ITEM 3.	LEGAL PROCEEDINGS.

Neither we nor any subsidiary is aware of any pending or threatened material legal proceeding to which we or any such subsidiary is a party. Similarly, none of our properties or those of any subsidiary is subject to such proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “FSB”.

As of February 28, 2019, we had 1,581 shareholders of record of our common stock.

Dividend Policy

Prior to 2019, the Company had not declared nor paid dividends on our common stock. In January 2019, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share which was paid on February 28, 2019 to shareholders of record on February 15, 2019.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank as our principal source of funds to pay dividends in the future and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2018.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Franklin Financial Network, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from March 26, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2018 of the cumulative total return for our common stock, the NYSE Composite Index and the KBW Regional Banks Index. The graph assumes that $100 was invested at the market close on March 26, 2015 in the common stock of Franklin Financial Network, Inc., the NYSE Composite Index and the KBW Regional Banks Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 34 Month Cumulative Total Return

Assumes Initial Investment of $100

December 2018

ITEM 6.SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, is derived, in some cases, from the audited consolidated financial statements of FFN.

(Amounts are in thousands, except ratios, per share data, banking locations and full time equivalent employees.)

	Year ended December 31,
	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS:
Total interest income	$169,945	$132,453	$99,907	$68,721	$43,432
Total interest expense	64,442	35,407	18,323	9,306	5,739
Net interest income	105,503	97,046	81,584	59,415	37,693
Provision for loan losses	2,254	4,313	5,240	5,030	2,374
Net interest income after provision for loan losses	103,249	92,733	76,344	54,385	35,319
Non-interest income	10,662	14,721	15,140	12,830	10,051
Non-interest expense	73,478	60,824	51,681	42,114	31,822
Income before income taxes	40,433	46,630	39,803	25,101	13,548
Income tax expense	5,912	18,531	11,746	9,021	5,134
Net income	34,521	28,099	28,057	16,080	8,414
Preferred stock dividend requirement	—	—	(23)	(100)	(100)
Earnings attributable to noncontrolling interest	(16)	(16)	—	—	—
Net income available to common shareholders	$34,505	$28,083	$28,034	$15,980	$8,314
PER COMMON SHARE DATA:
Basic earnings per share	$2.44	$2.14	$2.56	$1.62	$1.32
Diluted earnings per share	$2.34	$2.04	$2.42	$1.54	$1.27
Common equity per common share outstanding	$25.65	$23.01	$20.73	$16.92	$14.41
Dividends per common share	$—	$—	$—	$—	$—
Preferred shares outstanding	—	—	-	10	10
Actual common shares outstanding	14,538	13,237	13,037	10,571	7,756
Weighted average common shares outstanding, including participating securities	14,169	13,145	10,933	9,885	6,320
Diluted weighted average common shares outstanding, including participating securities	14,710	13,780	11,608	10,390	6,557
BALANCE SHEET DATA:
Assets	$4,249,439	$3,843,526	$2,943,189	$2,167,792	$1,355,827
Loans held for sale	11,103	12,024	23,699	14,079	18,462
Loans, net of unearned income	2,665,399	2,256,608	1,773,592	1,303,826	787,188
Allowance for loan losses	23,451	21,247	16,553	11,587	6,680
Total securities	1,152,285	1,214,737	983,649	734,038	449,037
Total deposits	3,431,807	3,167,228	2,391,818	1,814,039	1,172,233
Federal Home Loan Bank advances	368,500	272,000	132,000	57,000	19,000
Other borrowed funds	58,693	89,519	141,638	101,086	39,078
Preferred shareholders’ equity	—	—	-	10,000	10,000
Common equity	372,740	304,550	270,258	178,816	111,799
Total shareholders’ equity	372,740	304,550	270,258	188,816	121,799
Noncontrolling interest in consolidated subsidiary	93	103	103	—	—
Total equity	372,833	304,653	270,361	188,816	121,799
Average total assets	4,112,436	3,445,654	2,557,268	1,750,697	1,049,689
Average loans(1)	2,482,353	2,031,883	1,554,482	1,009,130	609,714
Average interest-earning assets	3,995,592	3,361,320	2,496,361	1,685,073	1,008,156
Average deposits	3,343,732	2,787,656	2,153,712	1,478,801	896,674
Average interest-bearing deposits	3,046,506	2,535,380	1,942,932	1,314,517	796,569
Average interest-bearing liabilities	3,465,110	2,891,943	2,125,986	1,409,753	848,993
Average total shareholders’ equity	337,378	290,436	207,763	168,933	97,567
SELECTED FINANCIAL RATIOS:
Return on average assets	0.84%	0.82%	1.10%	0.92%	0.80%
Return on average equity	10.23%	9.67%	13.50%	9.52%	8.62%
Average equity to average total assets	8.20%	8.43%	8.12%	9.65%	9.29%
Dividend payout	—%	—%	—%	—%	—%
Efficiency ratio(2)	63.25%	54.42%	53.43%	58.29%	66.65%
Net interest margin(3)(5)	2.71%	3.06%	3.42%	3.62%	3.74%
Net interest spread(4)(5)	2.46%	2.89%	3.29%	3.51%	3.63%
CAPITAL RATIOS:
Common equity Tier 1 ratio	12.18%	11.37%	11.75%	10.08%	N/A
Tier 1 leverage ratio	8.76%	8.25%	9.28%	8.48%	8.57%
Tier 1 risk-based capital	12.18%	11.37%	11.75%	10.51%	11.58%
Total risk-based capital	14.91%	14.40%	15.09%	11.21%	12.30%
ASSET QUALITY RATIOS:
Net charge-offs (recoveries) to average loans	0.00%	(0.02)%	0.02%	0.01%	0.10%
Allowance to period end loans(6)	0.88%	0.94%	0.93%	0.89%	0.85%
Allowance for loan losses to non-performing loans	411.71%	698.45%	267.76%	352.62%	580.36%
Non-performing assets to total assets	0.13%	0.12%	0.21%	0.16%	0.14%
OTHER DATA:
Banking locations	15	13	12	11	11
Full-time equivalent employees	338	284	268	225	216

(1)	Average loans include both loans held in the Bank’s portfolio and mortgage loans held for sale and are net of deferred origination fees and costs.

(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(3)	Net interest margin is net interest income (annualized for interim periods) divided by total average earning assets.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average yield on interest-bearing liabilities.
(5)

Interest income and rates for 2018, 2017 and 2016 include the effects of tax-equivalent adjustments, which adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2015 and prior exclude the effects of tax-equivalent adjustments.

(6)	Period end loans exclude loans held for sale and exclude deferred fees and costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (All dollar values in this section are in thousands.)

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” as well as other information included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in Item 1A. “Risk Factors” of this report.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (GAAP) and conform to general practices within the banking industry. To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan has become uncollectable. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDR) and classified as impaired.

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

All loans classified as substandard or worse are individually evaluated for potential designation as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Overview

The Company reported net income of $34,521 for the year ended December 31, 2018, compared to $28,099 for the year ended December 31, 2017, and $28,057 for the year ended December 31, 2016. After earnings attributable to noncontrolling interest in 2018 and 2017 and the payment of preferred dividends on the senior preferred stock issued to the Treasury pursuant to Small Business Lending Fund (“SBLF”) in 2016, the Company’s net earnings available to common shareholders for the years ended December 31, 2018, 2017 and 2016 were $34,505, $28,083, and $28,034, respectively. Net earnings available to shareholders increased by $6,422 when comparing 2018 with 2017, primarily due to the decrease in the effective tax rate for 2018 attributed to the Tax Act reducing the federal income tax rate from 35% to 21%, the Bank’s participation in Tennessee’s Community Investment Tax Credit (CITC) program which provided $660 of state tax credits, and an increase in net interest income after provision for loan losses of $8,457. That was offset by a decrease of $4,059 in non-interest income, of which $4,160 is related to a loss on sale of securities during the fourth quarter of 2018. Net earnings available to common shareholders for 2017 of $28,083 was relatively consistent when compared with 2016 net earnings available to common shareholders of $28,034.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the years ended December 31, 2018, 2017 and 2016 totaled $105,503, $97,046, and $81,584, respectively, which are increases of $8,457, or 8.7%, and $15,462, or 19.0%, respectively.

For the years ended December 31, 2018 and 2017, interest income increased $37,492 and $32,546 primarily due to growth in the loan and securities portfolio. These were partially offset by increases of $29,035 and $17,084 in interest expense, which totaled $64,442, $35,407 and $18,323, respectively, for the years ended December 31, 2018, 2017 and 2016, primarily due to increases in interest rates during 2018 which drove up the cost of funds for the Bank.

Interest-earning assets averaged $3,995,592, $3,361,320, and $2,496,361 during the years ended December 31, 2018, 2017 and 2016, which are increases of $634,272, or 18.9%, and $864,959, or 34.6%, respectively, primarily due to significant growth in loans and investment securities.

For the years ended December 31, 2018 and 2017, average loans increased 22.2% and 30.7%, respectively, and investment securities increased 9.9% and 38.9%, respectively. The yield on average interest-earning assets increased 21 basis points to 4.32% during the year ended December 31, 2018, and decreased 4 basis points to 4.11% during the year ended December 31, 2017, compared to 4.15% for the year ended December 31, 2016. The yield on average loans increased 37 basis points during the year ended December 31, 2018 and decreased 9 basis points during the year ended December 31, 2017. The increase in yields for 2018 is primarily due to increased contractual interest rates, which increased loan yields by 42 basis points in 2018, and the decrease in 2017 was due to the reduced origination and other fee income recognized and due to reduced accretion of discounts on purchased loans recognized during 2017.

For the years ended December 31, 2018, 2017 and 2016, the yield on available for sale (AFS) securities was 2.58%, 2.65% and 2.49%, respectively. The decrease in yield in 2018 is primarily attributable to the Company’s reduced tax-equivalent yield on tax-exempt municipal securities due to a lower tax rate resulting from the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. The increase in yields in 2017 and 2016 is due to the increased volume of tax-exempt municipal securities that were purchased in 2017 and 2016 combined with the slowing of prepayment amortization for mortgage-backed securities (MBS) during 2017.

For the years ended December 31, 2018, 2017 and 2016, the yield on held to maturity (HTM) securities was 3.69%, 4.17% and 3.90%, respectively. The decrease in yield in 2018 is primarily due to a lower tax-equivalent yield on tax exempt bonds due to a lower tax rate due to the Tax Act., and additionally, the company transferred 40 bonds from the HTM intention to the AFS intention during the fourth quarter. The increase in yields in 2017 and in 2016 was attributable to the increased volume of tax-exempt municipal securities purchased over the two-year period, generating significant tax-exempt income, combined with the slowing of prepayment amortization for the MBS portfolio.

Interest-bearing liabilities averaged $3,465,110, $2,891,943, and $2,125,986, respectively, during the years ended December 31, 2018, 2017 and 2016, which are increases of $573,167, or 19.8%, during 2018 and $765,957, or 36.0%, during 2017. The increases for 2018 and 2017 were due to growth in interest checking, money market deposits, time deposits and FHLB advances during these two years.

During 2018, total average interest-bearing deposits grew $511,126, which included increases in average interest checking of $205,366, average money market accounts of $141,863, and average time deposits outstanding of $171,574. During 2017, total average interest-bearing deposits grew $592,448, which included increases in average interest checking of $292,327, average money market accounts of $10,104 and average time deposits outstanding of $284,590.

Growth in the loan portfolio also resulted in an increase in average FHLB advances of $81,578 and $159,803, respectively in 2018 and 2017. Subordinated notes and other borrowings increased by $178 and $19,145, in 2018 and 2017, respectively. The growth in 2018 was due to the amortization of borrowing costs, and the growth in 2017 was due to having a full year of subordinated notes outstanding compared with a partial year in 2016 when the Company had two subordinated note issuances in March and June of 2016.

The cost of average interest-bearing liabilities increased 64 basis points to 1.86% during 2018 and increased 36 basis points to 1.22% during 2017. The increase in 2018 cost of interest-bearing liabilities was due to increases in rates on interest checking, money market accounts, time deposits, FHLB advances and Federal funds purchased. The increase in 2017 cost of interest-bearing liabilities was due to increases in rates on interest checking, money market accounts, FHLB advances and the subordinated notes that were added during 2016.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the years ended December 31, 2018, 2017, and 2016:

Average Balances(7)—Yields & Rates

(Dollars in thousands)

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
ASSETS:
INTEREST-EARNING ASSETS
Loans(1)(6)	$2,482,353	$131,939	5.32%	$2,031,883	$100,568	4.95%	$1,554,482	$78,329	5.04%
Securities available for sale(6)	1,130,774	29,226	2.58	987,196	26,182	2.65	666,745	16,593	2.49
Securities held to maturity(6)	198,147	7,303	3.69	222,222	9,267	4.17	203,884	7,943	3.90
Restricted equity securities	20,549	1,250	6.08	16,498	928	5.62	9,904	500	5.05
Certificates of deposit at other financial institutions	3,128	62	1.98	2,229	33	1.48	827	15	1.81
Federal funds sold and other(2)	160,641	2,862	1.78	101,292	1,120	1.11	60,519	241	0.40
TOTAL INTEREST EARNING ASSETS	$3,995,592	$172,642	4.32%	$3,361,320	$138,098	4.11%	$2,496,361	$103,621	4.15%
Allowance for loan losses	(22,596)			(18,729)			(13,923)
All other assets	139,440			103,063			74,830
TOTAL ASSETS	$4,112,436			$3,445,654			$2,557,268
LIABILITIES & EQUITY:
INTEREST-BEARING LIABILITIES
Deposits:
Interest checking	$829,978	$13,466	1.62%	$624,612	$5,003	0.80%	$332,285	$1,411	0.42%
Money market	769,003	13,636	1.77	627,140	6,542	1.04	617,036	3,853	0.62
Savings	47,275	141	0.30	54,952	169	0.31	49,525	162	0.33
Time deposits	1,400,250	26,084	1.86	1,228,676	15,750	1.28	944,086	8,808	0.93
Federal funds purchased and other(3)	23,687	419	1.77	43,402	407	0.94	48,841	303	0.62
Federal Home Loan Bank advances	336,318	6,369	1.89	254,740	3,215	1.26	94,937	884	0.93
Subordinated notes and other borrowings	58,599	4,328	7.39	58,421	4,321	7.40	39,276	2,902	7.39
TOTAL INTEREST BEARING LIABILITIES	$3,465,110	$64,443	1.86%	$2,891,943	$35,407	1.22%	$2,125,986	$18,323	0.86%
Demand deposits	297,226			252,276			210,780
Other liabilities	12,722			10,999			12,739
Total equity	337,378			290,436			207,763
TOTAL LIABILITIES AND EQUITY	$4,112,436			$3,445,654			$2,557,268
NET INTEREST SPREAD(4)			2.46%			2.98%			3.29%
NET INTEREST INCOME		$108,199			$102,691			$85,298
NET INTEREST MARGIN(5)			2.71%			3.06%			3.42%

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

Analysis of Changes in Interest Income and Expenses

	Net change year ended December 31, 2018 versus December 31, 2017			Net change year ended December 31, 2017 versus December 31, 2016
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$22,298	$9,073	$31,371	$24,068	$(1,829)	$22,239
Securities available for sale	3,805	(761)	3,044	8,009	1,580	9,589
Securities held to maturity	(1,004)	(959)	(1,963)	724	600	1,324
Restricted equity securities	228	94	322	334	94	428
Certificates of deposit at other financial institutions	13	16	29	25	(7)	18
Federal funds sold and other	659	1,082	1,741	160	719	879
TOTAL INTEREST INCOME	$25,999	$8,545	$34,544	$33,320	$1,157	$34,477
INTEREST EXPENSE
Deposits
Interest checking	$1,643	$6,820	$8,463	$1,218	$2,374	$3,592
Money market accounts	1,475	5,619	7,094	55	2,634	2,689
Savings	(24)	(4)	(28)	18	(11)	7
Time deposits	2,196	8,138	10,334	2,642	4,300	6,942
Federal funds purchased and other	(185)	197	12	(35)	139	104
Federal Home Loan Bank advances	1,028	2,126	3,154	1,490	841	2,331
Subordinated notes and other borrowings	13	(6)	7	1,413	6	1,419
TOTAL INTEREST EXPENSE	$6,146	$22,890	$29,036	$6,801	$10,283	$17,084
NET INTEREST INCOME	$19,853	$(14,345)	$5,508	$26,519	$(9,126)	$17,393

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

The provision for loan losses was $2,254, $4,313 and $5,240 for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in the provision in 2018 and 2017 was driven by a strong local economy and improvements to other qualitative factors specific to the Bank resulting in the ALLL reserve of 88 basis points in 2018 and 94 basis points in 2017.

Non-Interest Income

Non-interest income for the years ended December 31, 2018, 2017 and 2016 was $10,662, $14,721 and $15,140, respectively. The following is a summary of the components of non-interest income (in thousands):

	Years Ended December 31,		2018-2017 Percent Increase	Year Ended December 31,	2017-2016 Percent Increase
	2018	2017	(Decrease)	2016	(Decrease)
Service charges on deposit accounts	$217	$154	40.9%	$185	(16.8%)
Other service charges and fees	3,151	3,041	3.6	3,041	0.0
Net gains on sale of loans	6,286	6,779	(7.3)	7,183	(5.6)
Wealth management	2,939	2,577	14.0	1,894	36.1
Loan servicing fees, net	441	336	31.3	22	1,427.3
Gain (loss) on sales and calls of securities	(4,160)	896	(564.3)	2,172	(58.7)
Net (gain) loss on foreclosed assets	116	(7)	(1757.1)	40	(117.5)
Other	1,672	945	76.9	603	56.7
Total non-interest income	$10,662	$14,721	(27.6%)	$15,140	(2.8%)

Service charges on deposit accounts increased 40.9% in 2018 compared to a decrease of 16.8% in 2017. The increase in 2018 was mainly due to $55 increase in fees for business analysis when comparing to the fees in 2017.The decrease in service charges in 2017 can be attributed to the management’s decision to waive deposit fees for two months during a core system conversion.

Other service charges and fees for the year ended December 31, 2018 increased 3.6 % when compared to 2017. The increase was due to an increase of $118 in ATM (Automated Teller Machine) fees. Other service charges and fees remained steady for the year ended December 31, 2017 from 2016.

Net gains on the sale of loans include net gains realized from the sales of mortgage loans and SBA loans. Net gains on the sale of mortgage loans are based, in part, on differences between the carrying value of loans being sold to third-party investors and the selling price and the fair value adjustment of loans held for sale on a guaranteed delivery basis. Management’s decision to retain or release servicing rights also impacts the gain realized on the sale.Net gains for the year ended December 31, 2018 were $6,286, a decrease of $493, or 7.3%, when compared to the year ended December 31, 2017. The decrease in 2018 was primarily due to rising interest rates leading to lower demand for new mortgages and refinancing of existing mortgages. Net gains for the year ended December 31, 2017 were $6,779, a decrease of $404, or 5.6%, from the year ended December 31, 2016. The decrease was primarily due to pricing adjustment gains of $4,802 recognized during 2017, compared to $6,742 recognized during 2016, a decrease of $1,939 or 28.8%. The decrease was offset by increases in mortgage discount fees and mortgage hedging income by $697 and $803, respectively.

Wealth management income for 2018 was $2,939, an increase of 14.0% when compared with 2017. Wealth management income for 2017 was $2,577, an increase of 36.1% when compared with 2016. The increases in wealth management income for 2018 and 2017 are attributable to the growth in AUM and the growth in the investment markets during 2018 and 2017. AUM as of December 31, 2018 was approximately $374 million compared with approximately $359 million at December 31, 2017.

Loan servicing fees earned on serviced residential mortgages and SBA loans offset by the amortization of the related servicing rights asset. Servicing rights are initially recorded at fair value and then amortized over the estimated life of the underlying loans. For the year ended December 31, 2018, net loan servicing fees were $441 compared to $336 for the year ended December 31, 2017. The increase in servicing fees for 2018 is attributable to both an increase in fees and a decrease in amortization as a result of an increase in the average expected life of the loans serviced for 2018 due to increasing interest rates. For the year ended December 31, 2017, net loan servicing fees were $336 compared to $22 for the year ended December 31, 2016. The increase in servicing fees in 2017 is attributable to the decrease in amortization during 2017.

Gains (losses) on sales and calls of securities for the year ended December 31, 2018 amounted to ($4,160), a decrease of $5,056, or 564.3%, when compared with the same period in 2017. The large loss on sale in 2018 can be attributed to a balance sheet rotation strategy implemented during the fourth quarter of 2018 to ultimately re-purpose $300 from lower-yielding securities into higher-yielding assets. For the year ended December 31, 2017, gains on sales and calls of securities decreased $1,276, or 58.7%, when compared with the year ended December 31, 2016. The decreases in 2017 are attributed to rising interest rates reducing the market value of our securities portfolio.

Other non-interest income increased $727, or 76.9%, when comparing the years ended December 31, 2018 and 2017, and it increased $342, or 56.7%, when comparing the years ended December 31, 2017 and 2016. The increase in other non-interest income for 2018 is primarily attributable to increases in the cash surrender value of the bank owned life insurance (BOLI). The increase in other non-interest income for 2017 is attributable to no losses on the sale of assets held for sale compared to the $98 loss realized in 2016 and also to an increase of $169 related to BOLI.

Non-interest Expense

Non-interest expense for the years ended December 31, 2018, 2017 and 2016 was $73,478, $60,824 and $51,681, respectively. This increase was the result of the following components listed in the table below (in thousands):

	Years Ended December 31,		2018-2017 Percent Increase	Year Ended December 31,	2017-2016 Percent Increase
	2018	2017	(Decrease)	2016	(Decrease)
Salaries and employee benefits	$43,837	$35,268	24.3%	$30,029	17.4%
Occupancy and equipment	11,628	9,219	26.1	7,627	20.9
FDIC assessment expense	3,448	3,680	(6.3)	2,068	77.9
Marketing	1,092	965	13.2	762	26.6
Professional fees	4,362	3,395	28.5	3,546	(4.3)
Other	9,111	8,297	9.8	7,649	8.5
Total non-interest expense	$73,478	$60,824	20.8%	$51,681	17.7%

During 2018 and 2017, salaries and employee benefits expense increased 24.3% and 17.4%, respectively, and total employees increased by 17 in 2017 and 54 in 2018. Staffing increases primarily focused on adding experienced lenders, compliance, and leadership personnel. The increase in staff can also partially be attributed to the Civic acquisition. Another significant factor was a $3.2 million charge taken during the fourth quarter due to a change in estimate for certain post-employment and retirement benefits.

The increase in occupancy and equipment expense during 2018 is attributable to the Company entering into leases for two new branch locations and two additional office spaces, increasing rent expense by $1,073. The West End branch was part of the Civic acquisition, and the Carothers branch was a de novo. Additionally, software maintenance fees increased by $658 year-over-year. The increase in occupancy and equipment expense during 2017 is attributable to the addition of new branch locations in Murfreesboro, Tennessee, and Spring Hill, Tennessee.

The FDIC deposit insurance fund assessment decreased in 2018 due to improvements in demographics of loan portfolio and improvements in the Bank’s risk profile in regulatory standing. The FDIC assessment increased in 2017 due in part to a new calculation methodology that placed more emphasis on tangible assets and portfolio composition than the prior model

Marketing expenses increased during 2018 and 2017 due to efforts to gain a larger market share in Davidson County and the opening of two new branches during 2018.

Professional fees increased by 28.5% during 2018 primarily due to increases in other professional fees (+$325), audit and accounting fees (+$125), merger expenses (+$334), and legal fees (+$213), A significant portion of the increase is related to expenses related to the acquisition of Civic. Professional fees decreased by 4.3% during 2017 due to decreases in accounting fees ($215) and legal fees ($124).

Other noninterest expense increased $814, or 9.8%, during 2018 and $648, or 8.5%, during 2017. The increase in 2018 can be attributed to captive insurance (+$369); loan servicing expense (+$295); amortization of core deposit intangibles (+$139); and board of director fees (+$108). The increase in 2017 was due to loan servicing expense (+$232), bond insurance (+$112), and public company fees (+$33).

Income Tax Expense

The Company recognized an income tax expense for the years ended December 31, 2018, 2017 and 2016 of $5,912, $18,531, and $11,746, respectively, equating to effective blended tax rates 14.6%, 39.7%, and 29.5%, respectively. The decrease in the effective tax rate for 2018 is primarily due to the reduction in the federal income tax rate to 21% from 35% under the Tax Act, and the Bank’s participation in Tennessee’s CITC program, which provided $660 of state tax credits.

The increase in the effective tax rate for 2017 is attributed to a non-recurring charge of $5,323 related to a write-down of its deferred tax asset as a result of the aforementioned reduction in the federal income tax rate under the Tax Act. Had the Tax Act not become law in 2017, the Company’s income tax expense would have been $13,208, which would have resulted in an effective tax rate of 28.3% for 2017.

Return on Equity and Assets

The following schedule details selected key ratios for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Return on assets (net income divided by average total assets)	0.84%	0.82%	1.10%
Return on equity (Net income divided by average equity)	10.23%	9.67%	13.50%
Dividend payout ratio (Dividends declared per share divided by net income per share)	—%	—%	—%
Equity to asset ratio (Average equity divided by average total assets)	8.20%	8.43%	8.12%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)	8.76%	8.25%	9.28%

The minimum leverage capital ratio required by the regulatory agencies is 4.00%.

Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 300% based on the risk associated with the asset. The following schedule details the Bank’s risk-based capital at December 31, 2018 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Common Equity Tier 1 capital:
Stockholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$367,096
Tier 1 capital:
Common Equity Tier 1 capital plus additional tier 1 capital instruments and related surplus, less additional tier 1 capital deductions	$367,096
Tier 2 capital:
Tier 2 capital instruments plus related surplus	58,693
Total capital minority interest that is not included in tier 1 capital	85
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	23,451
Total risk-based capital	$449,325
Risk-weighted assets, gross	$3,013,299
Less: Excess allowance for loan and lease losses	—
Risk-weighted assets, net	$3,013,299
Risk-based capital ratios:
Common Equity Tier 1 risk-based capital ratio	12.18%
Tier 1 risk-based capital ratio	12.18%
Total risk-based capital ratio	14.91%

The minimum Common Equity Tier 1 risk-based capital ratio required by the regulatory agencies is 4.50%. Tier 1 risk-based capital ratio required by the regulatory agencies is 6.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2018, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT December 31, 2018 AND December 31, 2017

Overview

Total assets increased by $405,913, or 10.6%, from December 31, 2017 to December 31, 2018 funded by a growth in deposits and FHLB advances.

The following table compares selected balance sheet totals from December 31, 2018 and 2017:

In Thousands	Dec 31, 2018	Dec 31, 2017	Growth	Growth Percentage
Total Loans	$2,665,399	$2,256,608	$408,791	18.1%
Total Securities	1,152,285	1,214,737	(62,452)	-5.1%
Total Assets	4,249,439	3,843,526	405,913	10.6%
Total Deposits	3,431,807	3,167,228	264,579	8.4%
Total Liabilities	3,876,606	3,538,873	337,733	9.5%
'Total Equity	372,833	304,653	68,180	22.4%

Loans Held For Sale

During 2018, the Company originated $357,442 loans for sale to the secondary market, compared to originations of $357,983 during 2017. For the years ended December 31, 2018, 2017 and 2016, the Company recorded gains from sales of mortgage loans totaling $6,286, $6,779, and $7,183, respectively.

Loans Held For Investment

Total loans, net of deferred fees, at December 31, 2018 and 2017 were $ 2,665,399 and $2,256,608, respectively, an increase of $408,791, or 18.12%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of several experienced loan officers.

The table below provides a summary of the loans held for investment portfolio composition for the periods noted.

	As of December 31,
Types of Loans	2018	2017	2016	2015	2014
Total loans held for investment, excluding PCI loans
Real estate:
Construction and land development	$584,440	$494,818	$489,562	$372,767	$239,225
Commercial	802,260	678,238	497,140	364,223	246,352
Residential	682,806	577,335	404,989	274,934	213,760
Commercial and industrial	590,854	502,006	376,476	283,888	76,570
Consumer and other	5,568	3,781	3,359	6,577	8,025
Total loans—gross, excluding PCI loans	2,665,928	2,256,178	1,771,526	1,302,389	783,932
Total PCI loans(1)	2,015	2,393	2,859	3,913	4,315
Total gross loans	2,667,943	2,258,571	1,774,385	1,306,302	788,247
Less: deferred loan fees, net	(2,544)	(1,963)	(793)	(2,476)	(1,059)
Allowance for loan losses	(23,451)	(21,247)	(16,553)	(11,587)	(6,680)
Total loans, net allowance for loan losses	$2,641,948	$2,235,361	$1,757,039	$1,292,239	$780,508

(1)	PCI accounted for pursuant to ASC Topic 310-30.

Gross loans increased $409,372, or 18.1%, during 2018 with real estate loans growing by 18.2%, primarily in construction and land development 18.1%, commercial real estate 18.3%, and residential real estate 18.3% segments. The commercial and industrial segment grew by 17.7% during 2018.

Real estate loans comprised 77.6% of the loan portfolio at December 31, 2018. The largest portion of the real estate segments of the portfolio as of December 31, 2018, was commercial real estate loans, which totaled $802,260, comprising 38.8% of real estate loans and 30.1% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans secured by nonfarm, nonresidential real estate properties and multi-family residential properties.

Construction and land development loans totaled, $584,440, or 28.2%, of real estate loans and comprised 21.9% of the total loan portfolio at December 31, 2018. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans, which are typically conventional first-lien home mortgages or junior lien mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $682,806 and comprised 33.0% of real estate loans and 25.6% of total loans at December 31, 2018.

Commercial and industrial loans consist of commercial loans, including healthcare loans, to various sized businesses primarily secured by commercial assets, such as inventories, business equipment, receivables and other commercial assets. At December 31, 2018, commercial and industrial loans made up 22.2% of the total loan portfolio, and healthcare loans comprised 45.9% of commercial and industrial loans.

The repayment of loans is a source of liquidity. The following table sets forth the loans maturing within specific intervals at December 31, 2018, excluding unearned net fees and costs.

Loan Maturity Schedule

	December 31, 2018
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$315,191	$152,923	$116,326	$584,440
Commercial	42,990	244,380	514,890	802,260
Residential	41,271	153,219	488,392	682,882
Commercial and industrial	66,893	346,962	178,938	592,793
Consumer and other	1,879	3,354	335	5,568
Total	$468,224	$900,838	$1,298,881	$2,667,943
Fixed interest rate	$135,603	$419,269	$645,458	$1,200,330
Variable interest rate	332,621	481,569	653,423	1,467,613
Total	$468,224	$900,838	$1,298,881	$2,667,943

The information presented in the above table is based upon the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity structure of the loan portfolio.

Allowance for Loan Losses (ALLL)

The Company maintains the ALLL at a level that management believes is adequate to absorb the probable incurred losses in the Bank’s loan portfolio. The ALLL is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs net of recoveries of prior period loan charge-offs. The ALLL is evaluated quarterly, although management is engaged in monitoring the adequacy of the allowance on a more frequent basis. In estimating the ALLL balance, the following factors are considered:

•	past loan experience;
•	the nature and volume of the portfolio;
•	risks known about specific borrowers;
•	underlying estimated values of collateral securing loans;
•	current and anticipated economic conditions; and
•	other factors which may affect the allowance for probable incurred losses.

The ALLL consists of two primary components: (1) a specific component that relates to loans that are individually classified as impaired, and (2) a general component which covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history from a peer group. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

The following loan portfolio segments have been identified: (1) Construction and land development loans, (2) Commercial real estate loans, (3) Residential real estate, (4) Commercial and industrial loans, and (5) Consumer and other loans. Management evaluates the risks associated with these segments based upon specific characteristics associated with the loan segments. These risk characteristics include, but are not limited to, the value of the underlying collateral, adverse economic conditions, and the borrower’s cash flow. While the total ALLL consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio.

	December 31, 2018			December 31, 2017			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,568,930	$23,249	0.91%	$2,201,515	$20,358	0.92%	$367,415	$2,891	-1 bps
Non-PCI acquired loans(1)	91,344	185	0.20%	50,522	10	0.02%	40,822	175	18 bps
Impaired loans	5,654	17	0.30%	4,141	879	21.23%	1,513	(862)	-2093 bps
Non-PCI loans	2,665,928	23,451	0.88%	2,256,178	21,247	0.94%	409,750	2,204	-6 bps
PCI loans	2,015	—	0.00%	2,393	—	0.00%	(378)	—	0 bps
Total loans	$2,667,943	$23,451	0.88%	$2,258,571	$21,247	0.94%	$409,372	$2,204	-6 bps

(1)

Loans acquired pursuant to the acquisitions of MidSouth and Civic that are not PCI loans. These are performing loans recorded at estimated fair value at the acquisition date. This fair value discount that was established at acquisition is accreted into interest income over the remaining lives of the related loans on a straight-line basis. The remaining fair value discount balance at December 31, 2018 related to the non-PCI acquired loans was $1,210, or 1.3% of the outstanding aggregate loan balances. At December 31, 2018, the non-PCI loans identified as impaired beyond the extent of its recorded discount lead to an allowance for loan loss of $185 being recorded related to the acquired loans.

At December 31, 2018, the ALLL was $23,451, compared to $21,247 at December 31, 2017. ALLL as a percentage of total loans held for investment was 0.88% and 0.94% at December 31, 2018 and 2017, respectively. Loan growth during the period is the primary reason for the increase in the ALLL.

The table below sets forth the activity in the ALLL for the years presented.

	2018	2017	2016	2015	2014
Beginning balance	$21,247	$16,553	$11,587	$6,680	$4,900
Loans charged-off:
Construction & land development	(38)	—	(11)	—	—
Commercial real estate	—	—	—	-	(540)
Residential real estate	(7)	(1)	(40)	(32)	(61)
Commercial & industrial	(49)	(310)	(255)	(48)	(58)
Consumer	(27)	(49)	(42)	(135)	—
Total loans charged-off	(121)	(360)	(348)	(215)	(659)
Recoveries on loans previously charged-off:
Construction & land development	1	668	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	44	50	66	26	65
Commercial & industrial	11	6	1	1	—
Consumer	15	17	7	65	—
Total loan recoveries	71	741	74	92	65
Net recoveries (charge-offs)	(50)	381	(274)	(123)	(594)
Provision for loan losses charged to expense	2,254	4,313	5,240	5,030	2,374
Total allowance at end of period	$23,451	$21,247	$16,553	$11,587	$6,680
Total loans, gross, at end of period(1)	$2,667,943	$2,258,571	$1,774,385	$1,306,302	$788,247
Average gross loans(1)	$2,474,136	$2,022,052	$1,574,387	$997,873	$594,974
Allowance to total loans	0.88%	0.94%	0.93%	0.89%	0.85%
Net charge-offs (recoveries) to average loans	0.00%	(0.02)%	0.02%	0.01%	0.10%

(1)	Loan balances exclude loans held for sale

While no portion of the ALLL is in any way restricted to any individual loan or group of loans, and the entire amount is available to absorb losses from any and all loans, the following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	2018		2017		2016		2015		2014
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$4,743	21.9%	$3,802	21.9%	$3,776	27.6%	$3,186	28.5%	$2,690	30.4%
Commercial	6,725	30.1%	5,981	30.0%	4,266	28.0%	3,146	28.0%	1,494	31.5%
Residential	4,743	25.6%	3,834	25.6%	2,398	22.9%	1,861	21.1%	1,791	27.2%
Total real estate	16,211	77.6%	13,617	77.5%	10,440	78.5%	8,193	77.6%	5,975	89.1%
Commercial and industrial	7,166	22.2%	7,587	22.3%	6,068	21.3%	3,358	21.9%	650	9.9%
Consumer and other	74	0.2%	43	0.2%	45	0.2%	36	0.5%	55	1.0%
	$23,451	100.0%	$21,247	100.0%	$16,553	100.0%	$11,587	100.0%	$6,680	100.0%

Fluctuations in the allocations during the periods presented are due, in part, to changes in the specific reserve factors assigned to each category of loans. The Company has relied heavily on the loss history of peer groups due to the lack of its own history of losses; therefore, reserve factors have been adjusted in accordance with the loss performance experienced by a select group of local peer banks. Allocations between categories of loans have also been affected by the change in the mix of loans among the categories.

As of December 31, 2018, the largest component of the ALLL was associated with commercial and industrial loans, followed by commercial real estate loans and construction and land development loans. The increase on these reserves as a percentage of the total allowance in these categories was primarily due to significant loan growth in these portfolio segments and, in the commercial and industrial loans, the specific reserve for impaired loans. Commercial and industrial loans grew 17.6% from $503,914, or 22.3% of total loans at the end of 2017, to $592,793, or 22.2% of total loans at year-end 2018. During 2018, construction and land development loans increased from $494,818 at December 31, 2017 to $584,440 at December 31, 2018, an increase of 18.1%. During the same period, commercial real estate loans increased 18.2%, from $678,618 at December 31, 2017 to $802,260 at December 31, 2018.

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

The primary component of nonperforming loans is non-accrual loans, which as of December 31, 2018 totaled $5,488. The other component of nonperforming loans are loans past due greater than 90 days and still accruing interest which totaled $208 at December 31, 2018. Loans past due greater than 90 days are placed on non-accrual status unless they are both well-secured and in the process of collection.

The table below summarizes nonperforming loans and assets for the periods presented.

	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans	$5,488	$2,837	$3,630	$908	$835
Past due loans 90 days or more and still accruing interest	208	205	2,552	2,378	316
Total nonperforming loans	5,696	3,042	6,182	3,286	1,151
Foreclosed real estate (“OREO”) and repossessed assets	-	1,503	-	200	715
Total nonperforming assets	$5,696	$4,545	$6,182	$3,486	$1,866
Total nonperforming loans as a percentage of total loans	0.2%	0.1%	0.3%	0.3%	0.1%
Total nonperforming assets as a percentage of total assets	0.1%	0.1%	0.2%	0.2%	0.1%
Allowance for loan losses as a percentage of nonperforming loans	412%	698%	268%	353%	580%

As of December 31, 2018, there were twelve loans on non-accrual status. Please refer to the flowing table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction loans	$2,298	41.9%	4
Residential loans	3,190	58.1%	8
Total non-accrual loans	$5,488	100.0%	12

TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered a TDR when the concession provided is not available to the borrower through either normal channels or other sources; however, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations; however, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be either an accruing or non-accruing loans. The Bank had TDR for $167 at December 31, 2018, and one TDR for $608 as of December 31, 2017.

Generally, loans that are current as to principal and interest are not included in our nonperforming assets categories; however, a loan that is current may be classified as a potential problem loan if it exhibits potential weaknesses and management has information about possible credit problems of the borrower that has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be consistent with the Bank’s loan policy established for loans classified as special mention or worse and less than 90 days past due, but not considered nonperforming. Loans are assigned risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually when classifying the loans as to credit risk.

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

Loans not meeting the criteria above are considered to be “Pass” rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate loans:
Construction and land development	$580,468	$1,416	$2,556	$—	$584,440
Commercial	787,486	14,774	—	—	802,260
Residential	676,266	1,352	5,264	—	682,882
Total real estate	2,044,220	17,542	7,820	—	2,069,582
Commercial and industrial	553,589	8,313	30,891	—	592,793
Consumer and other	5,567	1	—	—	5,568
Total	$2,603,376	$25,856	$38,711	$—	$2,667,943

At December 31, 2018, the Bank realized a $21,186 increase in classified and criticized loans compared to December 31, 2017. The increase is specifically related to two Shared National Credit loans that were downgraded to a substandard rating subsequent to year-end 2018, during the review period that exists between December 31, 2018 and the filing of this document. These credits are still performing at this time.

Gain (loss) on Sale of Bonds

Gains (losses) on sales and calls of securities for the year ended December 31, 2018 amounted to ($4,160), a decrease of $5,056, or 564.3%, when compared with the same period in 2017. The large loss from sales in 2018 is attributed to a balance sheet rotation strategy implemented during the fourth quarter of 2018 to re-purpose funds from lower yielding securities into higher yielding assets by selling those securities. For the year ended December 31, 2017, gains (losses) on sales and calls of securities decreased $1,276, or 58.7%, when compared with the year ended December 31, 2016. The decrease in 2017 is attributed to rising interest rates which reduced the market value of our securities portfolio.

Investment Securities

The AFS portfolio totaled $1,030,668 at December 31, 2018, compared to $999,881 at December 31, 2017, an increase of $30,787, or 3.1%. The increase can be attributed to the 16 bonds that were transferred to the AFS intention during the fourth quarter and still held at year-end. The transfer was permitted due to the early adoption of an accounting standard update (ASU) 2017-12 which permitted a one-time opportunity to transfer eligible securities from HTM without tainting the remaining HTM portfolio. Another 24 HTM bonds were transferred and sold as part of a balance sheet rotation strategy, whereby lower yielding, fixed rate securities were sold with the proceeds rotating into higher yielding investments and loans to improve net interest margin. As of December 31, 2018, 25% of the securities proceeds had been rotated into longer term assets. Management expects all funds to be reinvested into longer term assets by December 31, 2019.

The HTM portfolio totaled $121,617 at December 31, 2018, compared to $214,856 at December 31, 2017, a decrease of $93,239, or 43.4%. The decrease can be attributed to the aforementioned decision to transfer securities from the HTM intention to the AFS intention during the fourth quarter of 2018, whereby 40 bonds with a book value of $83,501 were transferred out of the HTM intention.

The combined portfolios represented 27.1% and 31.6% of total assets at December 31, 2018, and December 31, 2017, respectively. No securities were determined to be other than temporarily impaired at December 31, 2018,

The following table summarizes the fair value of the AFS securities portfolio at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
U.S. government sponsored entities and agencies	$21,888	$19,961
U.S. Treasury securities	253,014	228,909
Mortgage-backed securities: residential	580,699	632,566
Mortgage-backed securities: commercial	—	5,074
Asset-backed securities	24,844	—
Corporate Notes	12,424	—
State and political subdivisions	137,799	113,371
Total	$1,030,668	$999,881

The following table summarizes the amortized cost of the HTM securities portfolio at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
U.S. government sponsored entities and agencies	$—	$—
Mortgage backed securities: residential	75,944	93,366
State and political subdivisions	45,673	121,490
Total	$121,617	$214,856

The table below presents the maturities and yield characteristics of the AFS securities as of December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
Mortgage-backed securities: residential(1)	$—	$6,141	$65,642	$524,983	$596,766	$580,699
U.S. Treasury securities	253,015	—	—	—	$253,015	253,014
U.S. government sponsored entities and agencies	20,544	245	720	490	21,999	21,888
Asset-backed securities	—	—	—	25,744	25,744	24,844
Corporate Notes	—	—	12,480	—	12,480	12,424
State and political subdivisions	—	1,483	3,926	136,023	141,432	137,799
Total available-for-sale securities	$273,559	$7,869	$82,768	$687,240	$1,051,436	$1,030,668
Percent of total	26.02%	0.75%	7.87%	65.36%	100.00%
Weighted average yield(2)	2.44%	2.57%	2.82%	3.47%	3.15%

(1)	Mortgage-backed securities are grouped into average lives based on December 2018 prepayment projections.
(2)	The weighted average yields are based on amortized cost, and municipal securities are calculated on a fully tax-equivalent basis.

The table below presents the maturities and yield characteristics of the HTM securities as of December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
Mortgage-backed securities: residential(1)	$—	$—	$553	$75,391	$75,944	$72,906
State and political subdivisions	500	502	1,051	43,620	45,673	46,049
Total held-to-maturity securities	$500	$502	$1,604	$119,011	$121,617	$118,955
Percent of total	0.41%	0.41%	1.32%	97.86%	100.00%
Weighted average yield(2)	4.31%	3.82%	3.40%	3.70%	3.70%

(1)	Mortgage-backed securities are grouped into average lives based on December 2018 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-equivalent basis.

Securities pledged at December 31, 2018 and 2017 had a carrying amount of $939,440 and $975,518, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Restricted Equity Securities

Other investments totaled $21,831 and $18,492 at December 31, 2018, and December 31, 2017, respectively, and primarily consisted of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the FHLB). The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $12,371 at December 31, 2018 compared to $11,281 at December 31, 2017, an increase of $1,090, or 9.7% due primarily to the lease hold improvements and furniture and fixtures put in place at the new locations leased by the Bank in 2018.

BOLI

As of December 31, 2018, the cash surrender value of the BOLI portfolio totaled $55,239, compared to $49,085 at December 31, 2017. The increase in primarily attributed to earnings and the addition of $4,500 of additional BOLI policies from the Civic merger.

Goodwill and Intangible Assets

As of December 31, 2018 and 2017, the Company had $18,176 in goodwill related to the acquisition of in 2014 and Civic in April of 2018. At December 31, 2018, there were no circumstances or significant changes that have occurred related to those acquisitions that, in management’s assessment, would necessitate recording impairment of goodwill.

As of December 31, 2018 and 2017, the Company had net core deposit intangible of $952 and $1,007, respectively. At the time of the acquisitions, the Bank recorded a core deposit intangible of $3,060 and $558 related to MidSouth and Civic, respectively. These core deposit intangibles are amortizing over 8.2 and 3.2 years, respectively. Through December 31, 2018, the Company has recognized amortization of $2,665 related to the core deposit intangible.

The following table represents acquired intangible assets at December 31, 2018 and 2017:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,617	$(2,665)	$3,060	$(2,053)

Aggregate amortization expense was $612, $473 and $563 for 2018, 2017 and 2016, respectively.

The following table presents estimated amortization expense for each of the next five years:

2019	$504
2020	$304
2021	$121
2022	$23
2023	$—

Deposits

At December 31, 2018, total deposits were $3,431,807, an increase of $264,579, or 8.4%, compared to $3,167,228 at December 31, 2017. Included in the Company’s funding strategy are brokered deposits and public funds deposits. Total brokered deposits increased by 2.3%, to $797,795, at December 31, 2018 when compared with $779,886 at December 31, 2017. Public funds deposits decreased 21.9% from $1,002,584 at December 31, 2017 to $782,890 at December 31, 2018, because those deposits were placed in a reciprocal deposits program, providing FDIC insurance coverage to the public entities without having to pledge securities.

Time deposits, excluding brokered deposits, as of December 31, 2018, amounted to $532,445, as compared to $675,150 as of December 31, 2017.

The average amounts for deposits for 2018, 2017 and 2016 are detailed in the following schedule.

	2018		2017		2016
In thousands, except percentages	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$297,226	—%	$252,276	—%	$210,780	—%
Interest-bearing checking accounts	829,978	1.62	624,612	0.80	332,285	0.42
Money market deposit accounts	769,003	1.77	627,140	1.04	617,036	0.62
Other savings	47,275	0.30	54,952	0.31	49,525	0.33
Time deposits	1,400,250	1.86	1,228,676	1.28	944,086	0.93
	$3,343,732	1.59%	$2,787,656	0.98%	$2,153,712	0.66%

The following table shows time deposits, excluding brokered deposits, of $100 or more by category based on time remaining until maturity.

December 31, 2018
Three months or less	$323,109
Over three months through six months	65,822
Over six months through 12 months	94,598
Over one year through three years	102,552
Over three years through five years	51,546
Over five years	—
Total	$637,627

Liquidity, Other Borrowings, and Capital Resources

Federal Funds Purchased and Repurchase Agreements

As of December 31, 2018 and 2017, the Company had no Federal funds purchased from correspondent banks.

Securities sold under agreements to repurchase had an outstanding balance of $31,004 as of December 31, 2017, compared to $0 as of December 31, 2018. Securities sold under agreements to repurchase are financing arrangements that typically mature daily. The weighted average rate for repurchase agreements was 1.14% as of December 31, 2017.

FHLB Advances

The Bank has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, home equity lines of credit, and commercial real estate. At December 31, 2018, advances totaled $368,500 compared to $272,000 as of December 31, 2017. Based on this collateral, up to an additional $50.1 million is eligible to borrow with this line of credit at December 31, 2018.

At December 31, 2018, the scheduled maturities of these advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2019	$313,500	2.24%
2020	55,000	1.72%
Thereafter	—	0.00%
Total	$368,500	2.16%

Subordinated Notes

The Company has issued $60,000 of subordinated notes in two separate issuances. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7.00% fixed-to-floating rate subordinated notes were issued to certain accredited institutional investors in a private offering. At December 31, 2018, subordinated notes, net of issuance costs, totaled $58,693 as compared to $58,515 at December 31, 2017. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 16 of the consolidated financial statements.

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

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date †	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date †	March 30, 2021	July 1, 2021
Interest payment frequency through year five*	Semiannually	Semiannually
Interest payment frequency after five years*	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency	Quarterly	Quarterly

* Prior to January 14, 2019, the Company could not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Banking regulators terminated, effective as of January 14, 2019, the Memorandum of Understanding previously entered into with the Bank.

† The March 2016 Subordinated Notes are redeemable at the Company’s option in whole or in part on or after March 30, 2021, and the June 2016 Subordinated Notes are redeemable at the Company’s option in whole or in part on or after July 1, 2021.

For more detail related to the subordinated notes, please see Note 11 of the consolidated financial statements.

Capital

Shareholders’ equity was $372,740 at December 31, 2018, an increase of $68,190, or 22.4%, from $304,550 at December 31, 2017. No common dividends were paid during 2018 and 2017.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements will be fully phased in on January 1, 2019. The capital conservation buffer threshold for 2018 was 1.875%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer exceed the prompt corrective action (“PCA”) well-capitalized thresholds.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Management believes as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject. Actual and required capital amounts and ratios are presented below as of December 31, 2018 and 2017 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Company-Level
Company common equity Tier 1 capital to RWA	$367,096	12.18%	$135,598	4.50%	N/A	N/A
Company Total Capital to RWA	$449,325	14.91%	$241,064	8.00%	N/A	N/A
Tier 1 (Core) Capital to RWA	$367,096	12.18%	$180,798	6.00%	N/A	N/A
Tier 1 (Core) Capital to average assets	$367,096	8.76%	$167,553	4.00%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$421,335	13.98%	$135,613	4.50%	$195,886	6.50%
Total Capital to RWA	$444,871	14.76%	$241,090	8.00%	$301,363	10.00%
Tier 1 (Core) Capital to RWA	$421,335	13.98%	$180,818	6.00%	$241,090	8.00%
Tier 1 (Core) Capital to average assets	$421,335	10.07%	$167,420	4.00%	$209,275	5.00%

December 31, 2017
Company-Level
Common equity Tier 1 capital to RWA	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Total Capital to RWA	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Tier 1 (Core) Capital to RWA	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Total Capital to RWA	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Tier 1 (Core) Capital to RWA	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

Note: Minimum ratios presented exclude the capital conservation buffer.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make minimum future payments as of December 31, 2018:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2018
Time deposits	$1,100,319	$178,331	$47,443	$—	$1,326,093
FHLB advances	313,500	55,000	—	—	368,500
Subordinated notes	—	—	—	60,000	60,000
Minimum operating lease commitments	4,841	9,720	4,856	41,063	60,480
Capital lease commitment	272	556	284	3,421	4,533
Total	$1,418,932	$243,607	$52,583	$104,484	$1,819,606

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “FHLB Advances” in Note 10 of our Consolidated Financial Statements. Subordinated notes include two issuances that occurred in the first and second quarters of 2016, respectively. The subordinated notes are more fully described in Note 11, “Subordinated Notes” of our Consolidated Financial Statements. Operating and capital lease commitments include leases for branch and office sites and are included in Note 6, “Premises and Equipment, and Leases”.

Interest Rate Sensitivity

The following schedule details the Company’s interest rate sensitivity at December 31, 2018:

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income†	$2,659,911	$1,196,075	$143,018	$667,496	$653,322
Available for sale securities	1,030,668	44,902	232,162	330,366	423,238
Held to maturity securities	121,617	500	214	5,740	115,163
Loans held for sale	11,103	—	—	—	11,103
Interest-bearing deposits at other financial institutions	245,184	245,184	—	—	—
Certificates of deposit at other financial institutions	3,594	490	494	2,610	—
Total earning assets	4,072,077	1,487,151	375,888	1,006,212	1,202,826
Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	802,363	802,363	—	—	—
Money market deposit accounts	970,725	970,725	—	—	—
Other savings	42,282	42,282	—	—	—
IRA’s and certificates of deposit, $250,000 and over	918,725	246,542	542,188	129,995	—
IRA’s and certificates of deposit, under $250,000	407,132	116,199	195,394	95,539	—
Federal funds purchased	—	—	—	—	—
Securities sold under agreement to repurchase	—	—	—	—	—
FHLB borrowings	368,500	112,000	201,500	55,000	—
Subordinated notes	58,693	—	—	58,693	—
Total interest- bearing liabilities	3,568,420	2,290,111	939,082	339,227	—
Interest-sensitivity gap		$(802,960)	$(563,194)	$666,985	$1,202,826
Cumulative gap		$(802,960)	$(1,366,154)	$(699,169)	$503,657
Interest-sensitivity gap as % of total average assets		(19.53)%	(13.69)%	16.22%	29.25%
Cumulative gap as % of total average assets		(19.53)%	(33.22)%	(17.00)%	12.25%

†  Loans, net of unearned income excludes non-accrual loans.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our March 2016 Notes and June 2016 Notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. The Bank’s ability to pay a dividend may be restricted due to regulatory requirements as well as the Bank’s future earnings and capital needs.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of December 31, 2018, $1,030,668 of the investment securities portfolio was classified as AFS and is reported at fair value on the consolidated balance sheet. Another $121,617 of the portfolio was classified as HTM and is reported at amortized cost. Approximately $939,440 of the total $1,152,285 investment securities portfolio on hand at December 31, 2018, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the FHLB.

Effects of Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancing tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities.

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At December 31, 2018, the Company had unfunded loan commitments outstanding of $28,731, unused lines of credit of $654,584, and outstanding standby letters of credit of $40,024.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by GAAP. Our management uses these non-GAAP financial measures in its analysis of our performance:

•	“Common equity” is defined as total shareholders’ equity at end of period less the liquidation preference value of the preferred stock;
•	“Tangible common equity” is common equity less goodwill and other intangible assets;
•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets;
•	“Other intangible assets” is defined as the sum of core deposit intangible and SBA servicing rights;
•

“Tangible book value per share” is defined as tangible common equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets;

•

“Tangible common equity ratio” is defined as the ratio of tangible common equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets;

•	“Return on Average Tangible Common Equity” is defined as net income available to common shareholders divided by average tangible common equity;

•	“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income;
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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in thousands, except share/per share data and percentages)
Total shareholders’ equity	$372,740	$304,550	$270,258
Less: Preferred stock	—	—	—
Total common equity	372,740	304,550	270,258
Less: Goodwill and other intangible assets	19,128	10,181	10,633
Tangible common equity	$353,612	$294,369	$259,625
Common shares outstanding	14,538,085	13,237,128	13,036,954
Tangible book value per share	$24.32	$22.24	$19.91
Net income available to common shareholders	$34,505	$28,083	$28,034
Average tangible common equity	325,012	279,098	194,529
Return on average tangible common equity	10.62%	10.06%	14.41%
Efficiency Ratio:
Net interest income	$105,503	$97,046	$81,584
Noninterest income	10,662	14,721	15,140
Operating revenue	116,165	111,767	96,724
Expense
Total noninterest expense	73,478	60,824	51,681
Efficiency ratio	63.25%	54.42%	53.43%

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) December 31, 2019 (i.e. the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014); (2) the last day of the fiscal year in which we have $1.07 billion or more in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act; or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities.  Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Recently Adopted and Issued Accounting Pronouncements

See "Part II- Item 8. Financial Statements and Supplementary Data - Note 1. - Summary of Significant Accounting Policies" of this Report for further information.

Other Events

In January 2019, the Company declared an initial dividend of $0.04 per share, which was paid on February 28, 2019 to shareholders of record as of February 15, 2019.

On January 15, 2019, the Company announced that its Memorandum of Understanding (MOU) with banking authorities had been terminated.

In January 2019, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock, which will remain in effect until January 2020. The timing and amount of additional common share repurchases will be subject to market conditions and other considerations, as the Company deems appropriate. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions. To date there have been no repurchases of stock under the program.

On March 8, 2019, Richard E. Herrington retired from his position as President, Chief Executive Officer and Chairman of FFN and as the Chairman and Chief Executive Officer of the Bank. J. Myers Jones, III, Executive Vice President and Chief Credit Officer of the Bank, has been appointed to serve as interim Chief Executive Officer of the Company while the Board conducts a search for the Company’s next Chief Executive Officer, and Lee Moss, President of the Bank, has been appointed to serve as interim President of FFN. The Board has an active search process underway to select the next chief executive officer from internal and external candidates. On March 8, 2019, we entered into an Executive Transition Agreement with Mr. Herrington, pursuant to which Mr. Herrington has agreed to remain an employee of the Company through September 8, 2019 to provide services to the Company on a transitional basis. On March 8, 2019, the Board elected James W. Cross, IV to serve as the Chairman of the Board to fill the vacancy left by Mr. Herrington’s departure. Also on March 8, 2019, Kevin A. Herrington notified the Company that he is resigning from his position as Executive Vice President and Chief Operating Officer of the Bank, effective as of March 8, 2019. Kevin Herrington has also agreed to remain an employee of the Company through September 8, 2019 to provide services to the Company on a transitional basis. On March 8, 2019, the Board appointed Terry Howell as interim Chief Operating Officer of the Bank and Eddie Maynard as Chief Credit Officer of the Bank.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation run as of December 31, 2018, net interest income was estimated to decrease 2.57% and 5.63% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 1.98% and 3.65% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of December 31, 2018.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	104,783	3,687	3.65
-100	103,093	1,997	1.98
Base	101,096	-	-
+100	98,499	(2,597)	(2.57)
+200	95,405	(5,691)	(5.63)
+300	92,698	(8,398)	(8.31)
+400	89,532	(11,564)	(11.44)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018, as based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

The management of Franklin Financial Network, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Franklin Financial Network, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Franklin Financial Network, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.5*

Form of Franklin Financial Network, Inc. Award Agreement for Non-Qualified  Stock Options (incorporated herein by reference to Exhibit 10.49 to Form S-4/A (File No. 333-193951)  filed with the Securities and Exchange Commission on April 29, 2014).

10.6*

Form of Franklin Financial Network, Inc. Award Agreement for Restricted Stock (incorporated herein by reference to Exhibit 10.50 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.7*

Form of Franklin Financial Network, Inc. Award Agreement for Incentive Stock Options (incorporated herein by reference to Exhibit 10.51 to Form S-4/A (File No. 333-193951) filed with the Securities and Exchange Commission on April 29, 2014).

10.8*

Employment Agreement, dated as of January  29, 2014 by and between Franklin Synergy Bank and Sally E. Bowers (incorporated herein by reference to Exhibit 10.19 to Form S-4 (File No. 333-193951)  filed with the Securities and Exchange Commission on February 14, 2014).

10.9*

Employment Agreement, dated as of January  29, 2014 by and Franklin Synergy Bank and Ashley P. Hill, III (incorporated herein by reference to Exhibit 10.20 to Form S-

4 (File No. 333-193951)  filed with the Securities and Exchange Commission on February 14, 2014).

10.10*

Employment Agreement, dated as of January  29, 2014 by and between Franklin Synergy Bank and J. Myers Jones, III (incorporated herein by reference to Exhibit 10.21 to Form S-4 (File No. 333-193951)  filed with the Securities and Exchange Commission on February 14, 2014).

10.11*

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

10.15*

Confidentiality, Non-Competition Agreement and Non-Solicitation Agreement, dated as of January 29, 2014 by and between Franklin Synergy Bank and David J. McDaniel (incorporated herein by reference to Exhibit 10.29 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.16*	Form of Lee M. Moss Employment Agreement (incorporated herein by reference to Exhibit 10.34 to Form S-4 (File No. 333-193951)filed with the Securities and Exchange Commission on February 14, 2014).

10.17*

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

10.22*

Amended and Restated 2017 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on April 13, 2018).

10.23

Form of Split Dollar Life Insurance Agreement (incorporated herein by reference to Exhibit 10.48 to Form S-4 (File No. 333-193951) filed with the Securities and Exchange Commission on February 14, 2014).

10.24

Contract for Sale of Real Estate, dated as of December 5, 2014 by and between Franklin Synergy Bank and Murfreesboro Branches, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.25

Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.26

Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.27

Triple Net Office Lease Agreement, dated as of December 5, 2014 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on December 11, 2014).

10.28

Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2610 Old Fort Parkway, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.29

Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 724 President Place, Smyrna, Tennessee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.30

Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2782 South Church Street, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.31

Triple Net Office Lease Agreement, dated as of June 11, 2015 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on June 12, 2015).

10.32

Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on July 29, 2015).

10.33

Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.59 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.34

Amendment to Triple Net Office Lease Agreement, dated as of January 12, 2016 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.60 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 15, 2016).

10.35

Triple Net Office Lease Agreement, by and between Gateway Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on April 4, 2016).

10.36	Commencement Agreement, dated May 15, 2017 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-36895) filed with the Securities and Exchange Commission on August 9, 2017).

10.37

Form of Subordinated Note Purchase Agreement, dated as of June 30, 2016, by and among

Franklin Financial Network, Inc. and the several purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 30, 2016).

10.38

Triple Net Office Lease Agreement, by and between Petra Real Estate Partners II, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on July 27, 2017).

10.39

Lease Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on July 27, 2017).

10.40

Triple Net Office Lease Agreement by and between 204 9th Avenue Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 29, 2018).

10.41

Triple Net Office Lease Agreement, by and between South Royal Oaks Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on August 30, 2018).

10.42†	Triple Net Office Lease Agreement, by and between Aspen Development Of Cool Springs, LLC and Franklin Synergy Bank for Suite 120, on September 3, 2013.
10.43†	Triple Net Office Lease Agreement, by and between Aspen Development Of Cool Springs, LLC and Franklin Synergy Bank for Suite 100, on October 2, 2014.
10.44†	Triple Net Office Lease Agreement, by and between the City of Murfreesboro, a Tennessee municipal corporation, and Franklin Synergy Bank, on March 29, 2016.
10.45†	Lease Agreement, by and between HHT, LLC and Franklin Synergy Bank, on January 24, 2018.
10.46†	Lease Agreement, by and between James B. Haynes Family Real Estate Partnership and Midsouth Bank (acquired July 1, 2014, by Franklin Synergy Bank), on November 4, 2004.
10.47†	Triple Net Office Lease Agreement, by and between Brentwood Town Center Real Estate partners, LLC and Franklin Synergy Bank, on June 3, 2013.
10.48†	Lease Agreement, by and between IMJETLAGGED, Inc. and Franklin Synergy Bank, on October 1, 2016.
10.49†	Triple Net Office Lease Agreement, by and between BIOS Real Estate Company, LLC and Franklin Synergy Bank, on May 1, 2017.
10.50*†	Form of Change in Control and Restrictive Covenant Agreement, as executed between Franklin Synergy Bank and Eddie Maynard.

10.51*†	Form of Change in Control Agreement, as executed between Franklin Synergy Bank and Lisa Fletcher.
10.52*†	Agreement, dated as of December 18, 2018, by and between Franklin Synergy Bank and Kevin D. Busbey.
10.53*†	Severance Agreement and General Release, dated as of December 18, 2018, by and between Franklin Financial Network, Inc. and Sarah Meyerrose,
10.54*†	Severance Agreement and General Release, dated as of January 3, 2019, by and between Franklin Synergy Bank and Sally Kimble.

10.55*†	Severance Agreement and General Release, dated as of January 7, 2019, by and between Franklin Synergy Bank and Dallas G Caudle, Jr.
21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Crowe LLP.

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101†

The following financial information from Franklin Financial Network, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018, filed with the SEC on March 18, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2019

FRANKLIN FINANCIAL NETWORK, INC.

By:	/s/ J. Myers Jones, III
J. Myers Jones, III
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ J. Myers Jones, III J. Myers Jones, III	Interim CEO (Principal Executive Officer)	March 18, 2019

/s/ Christopher J. Black Christopher J. Black	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019

/s/ Jimmy E. Allen	Director	March 18, 2019
Jimmy E. Allen

/s/ Hank W. Brockman	Director	March 18, 2019
Hank W. Brockman

/s/ Dr. Anil C. Patel	Director	March 18, 2019
Dr. Anil C. Patel

/s/ Dr. David H. Kemp	Director	March 18, 2019
Dr. David H. Kemp

/s/ Pamela J. Stephens	Director	March 18, 2019
Pamela J. Stephens

/s/ Melody J. Sullivan	Director	March 18, 2019
Melody J. Sullivan
/s/ Gregory E. Waldron	Director	March 18, 2019
Gregory E. Waldron

/s/ Benjamin P. Wynd	Director	March 18, 2019
Benjamin P. Wynd

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Crowe LLP Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Franklin Financial Network, Inc.

Franklin, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin Financial Network, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2007.

Franklin, Tennessee

March 18, 2019

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

	2018	2017
ASSETS
Cash and due from financial institutions	$280,212	$251,543
Certificates of deposit at other financial institutions	3,594	2,855
Securities available for sale	1,030,668	999,881
Securities held to maturity (fair value 2018—$118,955 and 2017—$217,608)	121,617	214,856
Loans held for sale, at fair value	11,103	12,024
Loans held for investment, net of deferred fees	2,665,399	2,256,608
Allowance for loan losses	(23,451)	(21,247)
Net loans	2,641,948	2,235,361
Restricted equity securities, at cost	21,831	18,492
Premises and equipment, net	12,371	11,281
Accrued interest receivable	13,337	11,947
Bank owned life insurance	55,239	49,085
Deferred tax asset	13,189	10,007
Foreclosed assets	-	1,503
Servicing rights, net	3,403	3,620
Goodwill	18,176	9,124
Core deposit intangible, net	952	1,007
Other assets	21,799	10,940
Total assets	$4,249,439	$3,843,526
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$290,580	$272,172
Interest bearing	3,141,227	2,895,056
Total deposits	3,431,807	3,167,228
Federal funds purchased and repurchase agreements	—	31,004
Federal Home Loan Bank advances	368,500	272,000
Subordinated notes, net	58,693	58,515
Accrued interest payable	4,700	2,769
Other liabilities	12,906	7,357
Total liabilities	3,876,606	3,538,873
Equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 10,000 shares authorized; no shares outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, no par value: 30,000,000 shares authorized; 14,538,085 and 13,237,128 issued and outstanding at December 31, 2018 and 2017, respectively	264,905	222,665
Retained earnings	123,176	88,671
Accumulated other comprehensive loss	(15,341)	(6,786)
Total shareholders’ equity	372,740	304,550
Noncontrolling interest in consolidated subsidiary	93	103
Total equity	$372,833	$304,653
Total liabilities and equity	$4,249,439	$3,843,526

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

	2018	2017	2016
Interest income and dividends
Loans, including fees	$131,854	$100,470	$78,236
Securities:
Taxable	26,533	21,309	15,306
Tax-exempt	7,384	8,593	5,609
Dividends on restricted equity securities	1,250	928	500
Federal funds sold and other	2,924	1,153	256
Total interest income	169,945	132,453	99,907
Interest expense
Deposits	53,326	27,464	14,234
Federal funds purchased and repurchase agreements	419	407	303
Federal Home Loan Bank advances	6,369	3,215	884
Subordinated notes and other borrowings	4,328	4,321	2,902
Total interest expense	64,442	35,407	18,323
Net interest income	105,503	97,046	81,584
Provision for loan losses	2,254	4,313	5,240
Net interest income after provision for loan losses	103,249	92,733	76,344
Noninterest income
Service charges on deposit accounts	217	154	185
Other service charges and fees	3,151	3,041	3,041
Net gain on sale of loans	6,286	6,779	7,183
Wealth management	2,939	2,577	1,894
Loan servicing fees, net	441	336	22
Gain (loss) on sales and calls of securities	(4,160)	896	2,172
Net gain (loss) on foreclosed assets	116	(7)	40
Other	1,672	945	603
Total noninterest income	10,662	14,721	15,140
Noninterest expense
Salaries and employee benefits	43,837	35,268	30,029
Occupancy and equipment	11,628	9,219	7,627
FDIC assessment expense	3,448	3,680	2,068
Marketing	1,092	965	762
Professional fees	4,362	3,395	3,546
Other	9,111	8,297	7,649
Total noninterest expense	73,478	60,824	51,681
Income before income tax expense	40,433	46,630	39,803
Income tax expense	5,912	18,531	11,746
Net income	34,521	28,099	28,057
Dividends paid on Series A preferred stock	—	—	(23)
Earnings attributable to noncontrolling interest	(16)	(16)	—
Net income available to common shareholders	$34,505	$28,083	$28,034
Earnings per share:
Basic	$2.44	$2.14	$2.56
Diluted	2.34	2.04	2.42

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

	2018	2017	2016
Net income	$34,521	$28,099	$28,057
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	(15,739)	4,015	(9,609)
Reclassification adjustment for gains (losses) on sales, calls, and prepayments of securities included in net income	4,160	(896)	(2,172)
Net unrealized gains (losses)	(11,579)	3,119	(11,781)
Tax effect, includes ($1,087), $351 and $852, respectively, income tax (benefit) expense from sales of securities	3,024	(1,221)	4,619
Total other comprehensive income (loss)	(8,555)	1,898	(7,162)
Comprehensive income	$25,966	$29,997	$20,895

NOTE: No other comprehensive income is allocated to noncontrolling interest.

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2016	$10,000	10,571,377	$147,784	$31,352	$(320)	$—	$188,816
Exercise of common stock options, includes net settlement of shares	—	190,389	1,571	—	—	—	1,571
Exercise of common stock warrants	—	8,450	101	—	—	—	101
Redemption of Series A preferred stock	(10,000)	—	—	—	—	—	(10,000)
Dividends paid on Series A preferred stock	—	—	—	(23)	—	—	(23)
Issuance of restricted stock, net of forfeitures	—	34,001	—	—	—	—	-
Stock based compensation expense, net of forfeitures	—	—	1,641	—	—	—	1,641
Stock issued related to public offering, net of stock issuance costs of $4,203	—	2,242,500	67,557	—	—	—	67,557
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(9,763)	(300)	—	—	—	(300)
Issuance of preferred stock of consolidated subsidiary to noncontrolling interest, net of issuance costs	—	—	—	—	—	103	103
Net income	—	—	—	28,057	—	—	28,057
Other comprehensive loss	—	—	—	—	(7,162)	—	(7,162)
Balance at December 31, 2016	$—	13,036,954	$218,354	$59,386	$(7,482)	$103	$270,361
Exercise of common stock options, includes net settlement of shares	—	166,894	1,615	—	—	—	1,615
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Issuance of restricted stock, net of forfeitures	—	26,718	—	—	—	—	-
Stock based compensation expense, net of forfeitures	—	—	2,802	—	—	—	2,802
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(5,899)	(256)	—	—	—	(256)
Earnings attributable to noncontrolling interest	—	—	—	—	—	16	16
Net income available to common shareholders	—	—	—	28,083	—	—	28,083
Noncontrolling interest distributions	—	—	—	—	—	(16)	(16)
Reclassification of disproportionate tax effect (Note 1)	—	—	—	1,202	(1,202)	—	—
Other comprehensive loss	—	—	—	—	1,898	—	1,898
Balance at December 31, 2017	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653
Exercise of common stock options, includes net settlement of shares	—	216,400	3,047	—	—	—	3,047
Issuance of restricted stock, net of forfeitures	—	122,469	—	—	—	—	-
Stock based compensation expense, net of forfeitures	—	—	6,569	—	—	—	6,569
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(8,302)	(308)	—	—	—	(308)
Stock issued for acquisition, net of issuance costs	—	970,390	32,932	—	—	—	32,932
Earnings attributable to noncontrolling interest	—	—	—	—	—	16	16
Net income available to common shareholders	—	—	—	34,505	—	—	34,505
Noncontrolling interest distributions	—	—	—	—	—	(16)	(16)
Reclassification of issuance costs on preferred stock of consolidated subsidiary noncontrolling interest	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	(8,555)	—	(8,555)
Balance at December 31, 2018	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except share and per share data)

	2018	2017	2016
Cash flows from operating activities
Net income	$34,521	$28,099	$28,057
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,713	1,482	1,330
Accretion of purchase accounting adjustments	(1,338)	(1,078)	(1,175)
Net amortization of securities	8,083	10,129	7,673
Amortization of loan servicing right asset	867	934	1,201
Amortization of core deposit intangible	612	473	563
Amortization of debt issuance costs	178	178	124
Provision for loan losses	2,254	4,313	5,240
Deferred income tax (benefit)	197	3,785	(964)
Excess tax benefit related to the exercise of stock options	—	—	(1,013)
Origination of loans held for sale	(278,559)	(357,983)	(371,173)
Proceeds from sale of loans held for sale	285,116	378,243	367,369
Net gain on sale of loans	(6,286)	(6,779)	(7,183)
(Gain) loss on sale of available for sale securities	4,160	(896)	(2,172)
Income from bank owned life insurance	(1,535)	(818)	(648)
(Gain) loss on sale of foreclosed assets	(81)	20	(28)
Loss on sale of assets held for sale	—	—	98
Stock-based compensation	6,569	2,802	1,641
Compensation expense related to common stock issued to 401(k) plan	—	—	-
Recognition of deferred gain on sale of loans	(15)	(58)	(64)
Recognition of deferred gain on sale of foreclosed assets	(10)	(14)	(12)
Net change in:
Accrued interest receivable and other assets	(8,777)	(10,020)	(2,278)
Accrued interest payable and other liabilities	2,638	2,826	1,610
Net cash from operating activities	50,307	55,638	28,196
Cash flows from investing activities
Available for sale securities:
Sales	176,016	240,175	93,873
Purchases	(474,163)	(664,894)	(391,036)
Maturities, prepayments and calls	359,859	175,457	103,307
Held to maturity securities:
Purchases	(3,347)	(4,266)	(94,749)
Maturities, prepayments and calls	11,999	16,326	21,712
Net change in loans	(311,118)	(487,060)	(468,973)
Purchase of bank owned life insurance	(119)	(25,000)	-
Proceeds from sale of buildings held for sale	—	—	1,542
Purchase of restricted equity securities	(2,463)	(6,649)	(3,845)
Proceeds from sale of foreclosed assets	1,934	1,330	336
Purchases of premises and equipment, net	(2,551)	(3,212)	(3,241)
Increase in certificates of deposits at other financial institutions	(239)	(1,800)	(805)
Net cash acquired from acquisition (See Note 2)	24,660	—	—
Capitalization of foreclosed assets	—	(35)	—
Net cash from investing activities	(219,532)	(759,628)	(741,879)
Cash flows from financing activities
Increase in deposits	141,417	775,410	577,779
Increase (decrease) in federal funds purchased and repurchase agreements	(31,004)	(52,297)	(17,785)
Proceeds from Federal Home Loan Bank advances	450,000	380,000	325,000
Repayment of Federal Home Loan Bank advances	(365,000)	(240,000)	(250,000)
Proceeds from other borrowings	—	—	10,000
Repayment of other borrowings	—	—	(10,000)
Proceeds from issuance of subordinated notes, net of issuance costs	—	—	58,213
Proceeds from exercise of common stock warrants	—	150	101
Proceeds from exercise of common stock options	3,047	1,615	1,571
Proceeds from issuance of common stock, net of offering costs	(242)	—	67,557
Divestment of stock issued to 401(k) plan	(308)	(256)	(300)
Redemption of Series A preferred stock	—	—	(10,000)
Dividends paid on preferred stock	—	—	(23)
Noncontrolling interest distributions	(16)	(16)	—
Proceeds from issuance of preferred stock of consolidated subsidiary to noncontrolling interest, net of issuance costs	—	—	103
Net cash from financing activities	197,894	864,606	752,216
Net change in cash and cash equivalents	28,669	160,616	38,533
Cash and cash equivalents at beginning of period	251,543	90,927	52,394
Cash and cash equivalents at end of period	$280,212	$251,543	$90,927
Supplemental information:
Interest paid	$63,847	$34,562	$17,043
Income taxes paid	10,892	15,680	14,023
Non-cash supplemental information:
Fair value of stock and stock options issued related to Civic Bank acquisition (See FN 2)	$33,174	$—	$—
Transfers from loans to foreclosed assets	350	2,818	108
Transfers from Held to Maturity to Available for Sale	83,501	—	—

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

FFN was incorporated under the laws of the State of Tennessee on April 5, 2007. FSB was incorporated under the laws of the State of Tennessee and received its Certificate of Authority from the Tennessee Department of Financial Institutions and approval of Federal Deposit Insurance Corporation (FDIC) insurance on November 2, 2007. FSB is also a Federal Reserve member bank.

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

On July 1, 2014, Mid-South Bancorp (“Mid-South”) merged into the Bank with the Bank continuing as the surviving company.

On December 28, 2015, the Company invested in a wholly-owned subsidiary, FSRM, which provides risk management services to the Company in the form of enhanced insurance coverages.

On March 1, 2016, the Bank invested in a wholly-owned subsidiary, Franklin Synergy Investments of Tennessee, Inc. (“FSIT”), which provides investment services to the Bank. Also on March 1, 2016, FSIT invested in a wholly-owned subsidiary, Franklin Synergy Investments of Nevada, Inc. (“FSIN”), to provide investment services to FSIT. In addition, on March 1, 2016, FSIN invested in a subsidiary, Franklin Synergy Preferred Capital, Inc. (“FSPC”), to serve as a real estate investment trust (“REIT”), to allow the Bank to sell real estate loans to the REIT to obtain a tax benefit. FSIN has a controlling interest in the REIT, but the REIT also has a group of investors that own a noncontrolling interest in the preferred stock of the REIT.

On April 1, 2018, Civic Bank & Trust merged with and into the Bank with the Bank continuing as the surviving company. (See Note 2)

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Securities: Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No OTTI has been recognized for the years ended December 31, 2018, 2017 or 2016.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at fair value as of the balance sheet date as determined by outstanding commitments from investors and includes the servicing value of the loans. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Williamson County, Davidson County, and Rutherford County; therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Williamson County, Davidson County, and Rutherford County areas. The Company believes there are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history over the past three years from a group of other local banks that operate in the Middle Tennessee areas. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

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

Restricted Equity Securities: The Bank is a member of the Federal Reserve Bank (FRB) and the FHLB system. Members of the FRB and FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The stock ownership in FRB and FHLB are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. All excess tax benefits and tax deficiencies related to share-based payment awards are recognized as income tax expense or benefit in the income statement during the period in which they occur.

Income Taxes: Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Accordingly, deferred tax assets that was realized after December 31, 2017 were remeasured using the tax rates enacted as a result of the 2017 Tax Cuts and Jobs Act resulting in an additional income tax expense of $5,323 as of December 31, 2017. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company implemented ASU 2017-01 during the first quarter of 2018 and there has been no material impact on the Company’s financials.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Under ASU 2018-02, entities may elect to reclassify certain income tax effects related to the change in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, from accumulated other comprehensive income to retained earnings. ASU 2018-02 also requires certain accounting policy disclosures. We elected to adopt the provisions of ASU 2018-02 as of January 1, 2018 in advance of the required application date of January 1, 2019. Early adoption is permitted with retrospective application. Deferred tax assets that were realized after December 31, 2017, were remeasured using the tax rates enacted as a result of the 2017 Tax Cuts and Jobs Act resulting in an additional income tax expense of $5,323 at December 31, 2017.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 13 - Income Taxes. ASU 2015-05 became effective January 1, 2018, and did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and early application is permitted in any interim period after issuance of the Update. ASU 2017-12 was early adopted in the fourth quarter of 2018, and subsequently transferred 40 bonds from the HTM intention to the AFS intention under a one-time exemption granted under the pronouncement. The transfer was not material as it related to unrealized gain or loss. There were no derivatives at December 31, 2018, that were impacted by this standard.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 became effective on January 1, 2018 and was implemented with no material impact on the Company’s financials.

Recently Issued, Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.

The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance becomes effective for Pinnacle Financial on January 1, 2019. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842,

Leases which provides technical corrections and improvements to ASU 2016-02. It is not anticipated that this update will have an impact on our adoption of ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842):

Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. The Company intends to elect the optional transition method on January 1, 2019, which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. The Company expects to record a right of use asset and lease liability between $40 and $45 million on the adoption date of January 1, 2019,

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not currently plan to early adopt this ASU. The Company is currently gathering information, reviewing possible vendors and working to determine the methodology to be used. The Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The Company is still evaluating the impact of this new guidance on our financial statements; however an increase in the overall ALLL is likely upon adoption to provide for expected credit losses over the life of the loan portfolio.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to record approximately $900 thousand of additional amortization expense for our investment portfolio in 2019.

ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

Other than those pronouncements discussed above and those which have been recently implemented, we do not believe there were any other recently issued accounting pronouncement that are expected to materially impact the Company.

NOTE 2—BUSINESS COMBINATIONS

As of April 1, 2018, Civic Bank & Trust merged with and into Franklin Synergy with Franklin Synergy continuing as the surviving company. Under the terms of the acquisition, Civic’s common shareholders received a total of 970,390 shares of the Company’s common stock in exchange for the outstanding shares of Civic common stock. With the completion of the acquisition, the Company has its first full service branch office in Nashville, Tennessee located in the Davidson County market. The results of Civic’s operations are included in the Company’s results since April 1, 2018. Acquisition-related costs of $565 are included in other noninterest expense in the Company’s income statement ended December 31, 2018. The fair value of the common shares issued as part of the consideration paid for Civic was determined using the basis of the closing price of the Company’s common shares on the acquisition date.

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
Recognized amounts of identifiable assets acquired and liabilities assumed:
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

The following table presents supplemental unaudited pro forma information as if the Civic acquisition had occurred at the beginning and 2017. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	For the Year Ended December 31,
Unaudited	2018	2017
Net interest income – pro forma	$106,765	$103,055
Net income – pro forma	$34,606	$29,368
Earnings per share – pro forma:
Basic	$2.28	$2.09
Diluted	$2.20	$1.99

NOTE 3 - SECURITIES

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. Treasury securities	$253,015	$59	$(60)	$253,014
U.S. government sponsored entities and agencies	21,999	1	(112)	21,888
Mortgage-backed securities: residential	596,766	27	(16,094)	580,699
Asset-backed securities	25,744	—	(900)	24,844
Corporate Notes	12,480	21	(77)	12,424
State and political subdivisions	141,432	863	(4,496)	137,799
Total	$1,051,436	$971	$(21,739)	$1,030,668
December 31, 2017
U.S. Treasury securities	$229,119	$—	$(210)	$228,909
U.S. government sponsored entities and agencies	20,125	—	(164)	19,961
Mortgage-backed securities: residential	641,225	102	(8,761)	632,566
Mortgage-backed securities: commercial	5,133	—	(59)	5,074
State and political subdivisions	113,468	1,787	(1,884)	113,371
Total	$1,009,070	$1,889	$(11,078)	$999,881

The amortized cost and fair value of the HTM securities portfolio at December 31, 2018 and 2017 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
Mortgage backed securities: residential	$75,944	$34	$(3,072)	$72,906
State and political subdivisions	45,673	466	(90)	46,049
Total	$121,617	$500	$(3,162)	$118,955
December 31, 2017
Mortgage backed securities: residential	93,366	207	(1,796)	91,777
State and political subdivisions	121,490	4,379	(38)	125,831
Total	$214,856	$4,586	$(1,834)	$217,608

The mortgage backed securities in which the Company has invested, both AFS and HTM, are either issued by or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or Government National Mortgage Association (GNMA).

The proceeds from sales, calls, and prepayments of available for sale securities and the associated gains and losses were as follows:

	2018	2017	2016
Proceeds from sales	$176,016	$240,175	$93,873
Proceeds from calls and prepayments	—	—	11,805
Gross gains	54	1,553	2,557
Gross losses	(4,214)	(657)	(385)

There were no calls of HTM securities during 2018; however, 16 bonds were transferred to the AFS intention during the fourth quarter and still held at year-end. The transfer between intentions was permitted under a new accounting pronouncement that, upon adoption, permitted a one-time opportunity to transfer eligible securities without affecting the status of other HTM securities. The transfer was part of a balance sheet rotation strategy, under which $246,000 of lower yielding, fixed rate securities was sold with the intention of rotating the proceeds into higher yielding investments and loans with the stated goal of improving net interest margin.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, and asset-backed securities are shown separately.

	December 31, 2018
	Amortized Cost	Fair Value
Available for sale
Three months or less	$44,941	$44,902
Over three months through one year	228,617	228,555
Over one year through five years	1,729	1,713
Over five years through ten years	17,126	17,079
Over ten years	136,513	132,876
Asset-backed securities	25,744	24,844
Mortgage-backed securities: residential	596,766	580,699
Total	$1,051,436	$1,030,668
Held to maturity
Three months or less	$500	$501
Over three months through one year	—	—
Over one year through five years	502	519
Over five years through ten years	1,051	1,060
Over ten years	43,620	43,969
Mortgage-backed securities: residential	75,944	72,906
Total	$121,617	$118,955

Securities pledged at December 31, 2018 and 2017 had a carrying amount of $939,440 and $975,518 and were pledged to secure public deposits and repurchase agreements.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

ASU 2017-12 was early adopted in the fourth quarter of 2018, and subsequently, 40 bonds were transferred from the HTM intention to the AFS intention under a one-time exemption granted under the pronouncement. There were no derivatives as of December 31, 2018

The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2018 and 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available for sale
U.S. Treasury securities	$163,722	$(60)	$—	$—	$163,722	$(60)
U.S. government sponsored entities and agencies	1,355	(12)	19,937	(100)	21,292	(112)
Mortgage-backed securities: residential	83,203	(755)	490,752	(15,339)	573,955	(16,094)
Asset-backed securities	24,845	(900)	—	—	24,845	(900)
Corporate Notes	9,839	(77)	—	—	9,839	(77)
State and political subdivisions	10,446	(106)	69,238	(4,390)	79,684	(4,496)
Total available for sale	$293,410	$(1,910)	$579,927	$(19,829)	$873,337	$(21,739)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$2,239	$(40)	$68,067	$(3,032)	$70,306	$(3,072)
State and political subdivisions	8,362	(39)	3,675	(51)	12,037	(90)
Total held to maturity	$10,601	$(79)	$71,742	$(3,083)	$82,343	$(3,162)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for sale
U.S. Treasury securities	$228,909	$(210)	$—	$—	$228,909	$(210)
U.S. government sponsored entities and agencies	19,961	(164)	—	—	19,961	(164)
Mortgage-backed securities: residential	$301,158	$(2,447)	$311,366	$(6,314)	$612,524	$(8,761)
Mortgage-backed securities: commercial	5,074	(59)	—	—	5,074	(59)
State and political subdivisions	1,298	(2)	62,725	(1,882)	64,023	(1,884)
Total available for sale	$556,400	$(2,882)	$374,091	$(8,196)	$930,491	$(11,078)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$11,191	$(69)	$72,582	$(1,727)	$83,773	$(1,796)
State and political subdivisions	262	(2)	1,148	(36)	1,410	(38)
Total held to maturity	$11,453	$(71)	$73,730	$(1,763)	$85,183	$(1,834)

Unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated investment grade or better) management does not intend to sell, it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity. At December 31, 2018, the Company had 200 available for sale securities in an unrealized loss position and 39 HTM securities in an unrecognized loss position compared to 163 AFS securities in an unrealized loss position and 33 HTM securities in an unrecognized loss position at December 31, 2017.

NOTE 4 - LOANS

Loans at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Loans that are not PCI loans
Construction and land development	$584,440	$494,818
Commercial real estate:
Nonfarm, nonresidential	754,243	628,554
Other	48,017	49,684
Residential real estate:
Closed-end 1-4 family	492,989	407,695
Other	189,817	169,640
Commercial and industrial	590,854	502,006
Consumer and other	5,568	3,781
Loans before net deferred loan fees	2,665,928	2,256,178
Deferred loan fees, net	(2,544)	(1,963)
Total loans that are not PCI loans	2,663,384	2,254,215
Total PCI loans	2,015	2,393
Allowance for loan losses	(23,451)	(21,247)
Total loans, net of allowance for loan losses	$2,641,948	$2,235,361

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	978	744	872	(383)	43	2,254
Loans charged-off	(38)	—	(7)	(49)	(27)	(121)
Recoveries	1	—	44	11	15	71
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	(642)	1,715	1,387	1,823	30	4,313
Loans charged-off	—	—	(1)	(310)	(49)	(360)
Recoveries	668	—	50	6	17	741
Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$3,186	$3,146	$1,861	$3,358	$36	$11,587
Provision for loan losses	601	1,120	511	2,964	44	5,240
Loans charged-off	(11)	—	(40)	(255)	(42)	(348)
Recoveries	—	—	66	1	7	74
Total ending allowance balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553

For the years ended December 31, 2018 and 2017, there was $0 in allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017. Purchased and PCI loans are also included in the table. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$17	$—	$17
Collectively evaluated for impairment	4,743	6,725	4,743	7,149	74	23,434
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Loans:
Individually evaluated for impairment	$2,298	$—	$3,189	$167	$—	$5,654
Collectively evaluated for impairment	582,142	802,260	679,617	590,687	5,568	2,660,274
Purchased credit-impaired loans	—	—	76	1,939	—	2,015
Total ending loans balance	$584,440	$802,260	$682,882	$592,793	$5,568	$2,667,943

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$879	$—	$879
Collectively evaluated for impairment	3,802	5,981	3,834	6,708	43	20,368
Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Loans:
Individually evaluated for impairment	$217	$-	$834	$3,090	$—	$4,141
Collectively evaluated for impairment	494,601	678,238	576,501	498,916	3,781	2,252,037
Purchased credit-impaired loans	—	380	105	1,908	—	2,393
Total ending loans balance	$494,818	$678,618	$577,440	$503,914	$3,781	$2,258,571

Loans collectively evaluated for impairment reported at December 31, 2018 include certain loans acquired from MidSouth and Civic. The acquired loans were recorded at estimated fair value at date of acquisition, which included an estimated credit discount. Acquired non-PCI loans were recorded at an estimated fair value of $178,818, comprised of contractually unpaid principal totaling $183,832 net of estimated discounts totaling $5,014 which included both credit and interest rate discount components. As of

December 31, 2018, these non-PCI loans had a carrying value of $91,344, comprised of contractually unpaid principal totaling $92,554 and discounts totaling $1,210. Management evaluated these loans for credit deterioration since acquisition and determined that a $185 allowance for loan losses was necessary at December 31, 2018.

The following table presents information related to impaired loans by class of loans as of December 31, 2018 and 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2018
With no allowance recorded:
Construction and land development	$2,298	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,272	1,280	—
Other	1,917	1,917	—
Subtotal	5,487	5,495	—
With an allowance recorded:
Commercial and industrial	167	167	17
Subtotal	167	167	17
Total	$5,654	$5,662	$17
December 31, 2017
With no allowance recorded:
Construction and land development	$217	$217	$—
Residential real estate:
Closed-end 1-4 family	14	14	—
Other	820	820	—
Commercial and industrial	108	108	—
Subtotal	1,159	1,159	—
With an allowance recorded:
Commercial and industrial	2,982	2,982	879
Subtotal	2,982	2,982	879
Total	$4,141	$4,141	$879

The following table presents the average recorded investment of impaired loans by class of loans for the years ended December 31, 2018, 2017 and 2016:

Average Recorded Investment	2018	2017	2016
With no allowance recorded:
Construction and land development	$378	$921	$474
Commercial real estate:
Nonfarm, nonresidential	—	1,796	1,892
Residential real estate:
Closed-end 1-4 family	715	649	747
Other	553	331	696
Commercial and industrial	655	899	207
Consumer and other	—	1	8
Subtotal	2,301	4,597	4,024
With an allowance recorded:
Residential real estate:
Closed-end 1-4 family	—	22	55
Commercial and industrial	993	2,480	490
Subtotal	993	2,502	545
Total	$3,294	$7,099	$4,569

The impact on net interest income for these loans was not material to the Company’s results of operations for the years ended December 31, 2018, 2017 and 2016.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and 2017:

	Nonaccrual	Loans Past Due Over 90 Days
December 31, 2018
Construction loans	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,273	—
Other	1,917	—
Commercial and industrial	—	208
Total	$5,488	$208
December 31, 2017
Residential real estate:
Closed-end 1-4 family	$257	$14
Other	114	—
Commercial and industrial	2,466	191
Total	$2,837	$205

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
December 31, 2018
Construction and land development	$294	$1,986	$548	$2,828	$581,612	$—	$584,440
Commercial real estate:
Nonfarm, nonresidential	515	—	—	515	753,728	—	754,243
Other	—	—	—	—	48,017	—	48,017
Residential real estate:
Closed-end 1-4 family	2,390	404	228	3,022	489,967	76	493,065
Other	142	—	1,810	1,952	187,865	—	189,817
Commercial and industrial	241	252	208	701	590,153	1,939	592,793
Consumer and other	—	—	—	—	5,568	—	5,568
	$3,582	$2,642	$2,794	$9,018	$2,656,910	$2,015	$2,667,943
December 31, 2017
Construction and land development	$1,918	$136	$—	$2,054	$492,764	$—	$494,818
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	628,554	380	628,934
Other	—	—	—	—	49,684	—	49,684
Residential real estate:
Closed-end 1-4 family	257	-	14	271	407,424	105	407,800
Other	146	719	114	979	168,661	—	169,640
Commercial and industrial	532	27	2,657	3,216	498,790	1,908	503,914
Consumer and other	—	—	—	—	3,781	—	3,781
	$2,853	$882	$2,785	$6,520	$2,249,658	$2,393	$2,258,571

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2018 and 2017:

	Pass	Special Mention	Substandard	Total
December 31, 2018
Construction and land development	$580,468	$1,416	$2,556	$584,440
Commercial real estate:
Nonfarm, nonresidential	739,469	14,774	—	754,243
Other	48,017	—	—	48,017
Residential real estate:
Closed-end 1-4 family	489,781	948	2,336	493,065
Other	186,485	404	2,928	189,817
Commercial and industrial	553,589	8,313	30,891	592,793
Consumer and other	5,567	1	—	5,568
	$2,603,376	$25,856	$38,711	$2,667,943
December 31, 2017
Construction and land development	$494,601	$—	$217	$494,818
Commercial real estate:
Nonfarm, nonresidential	609,458	12,602	6,874	628,934
Other	49,303	—	381	49,684
Residential real estate:
Closed-end 1-4 family	404,832	615	2,353	407,800
Other	167,886	—	1,754	169,640
Commercial and industrial	485,363	10,350	8,201	503,914
Consumer and other	3,777	4	—	3,781
	$2,215,220	$23,571	$19,780	$2,258,571

At December 31, 2018, the Bank realized a $21,186 increase in classified and criticized loans compared to December 31, 2017. The increase is specifically related to two Shared National Credit loans that were downgraded to a substandard rating subsequent to year-end 2018, during the review period that exists between December 31, 2018 and the filing of this document. These credits are still performing at this time.

Troubled Debt Restructurings

As of December 31, 2018, the Company’s loan portfolio contains one loan in the amount of $167 that has been modified in a troubled debt restructuring as of December 31, 2018. There was one loan in the amount of $608 that has been modified in troubled debt restructurings as of December 31, 2017.

NOTE 5 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2018 and 2017 are as follows:

	2018	2017
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$492,761	$507,233
Other	3,689	4,626

Custodial escrow balances maintained in connection with serviced loans were $2,588 and $2,672 at year-end 2018 and 2017.

The related loan servicing rights activity for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Servicing rights:
Beginning of year	$3,620	$3,621	$3,455
Additions	650	933	1,367
Amortized to expense	(867)	(934)	(1,201)
End of year	$3,403	$3,620	$3,621

The components of net loan servicing fees for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Loan servicing fees, net:
Loan servicing fees	$1,308	$1,270	$1,223
Amortization of loan servicing fees	(867)	(934)	(1,201)
Total	$441	$336	$22

The fair value of servicing rights was estimated by management to be approximately $4,836 at December 31, 2018. Fair value for 2018 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 11.9%. At December 31, 2017, the fair value of servicing rights was estimated by management to be approximately $5,089. Fair value for 2017 was determined using weighted average discount rate of 10.5% and a weighted average prepayment speed of 9.9%.

NOTE 6 - PREMISES AND EQUIPMENT AND LEASES

Year-end premises and equipment were as follows:

	2018	2017
Construction in progress	$2,097	$3,215
Land and land improvements	33	33
Buildings	150	150
Leasehold improvements	9,487	7,582
Furniture, fixtures, and equipment	7,133	5,437
Computer equipment and software	3,700	3,380
Automobiles	29	29
	22,629	19,826
Accumulated depreciation	(10,258)	(8,545)
	$12,371	$11,281

Depreciation and amortization expense was $1,713, $1,482 and $1,330 for the years ended December 31, 2018, 2017 and 2016, respectively.

Lease Commitments: The Company has entered into various leases, primarily for office space and branch facilities. Rent expense related to these leases was $5,528, $4,454 and $3,602 for 2018, 2017 and 2016, respectively. At December 31, 2018, the approximate future minimum operating lease payments due under non-cancelable leases were as follows:

2019	$4,841
2020	4,849
2021	4,871
2022	4,856
2023	4,885
Thereafter	36,178
Total	$60,480

At December 31, 2018, the Bank had entered into a single capital lease of $3.1 million. The approximate future minimum lease payments due are as follows:

2019	$272
2020	276
2021	280
2022	284
2023	288
Thereafter	3,133
Total	$4,533

We lease certain branch facilities from various partnership interests of certain directors. Payments related to these partnership leases are noted in Note 14, “Related Party Transactions”.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill: Goodwill was $18,176 at December 31, 2018 and $9,124 at December 31, 2017.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2018, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Goodwill associated with Midsouth and Civic mergers are not amortizable for book or tax deductible.

Acquired Intangible Assets: As of December 31, 2018 and 2017, the Company had net core deposit intangibles of $952 and $1,007, respectively. At the time of the acquisition of MidSouth, the Company recorded a core deposit intangible of $3,617, which is being amortized over 8.2 years. Through December 31, 2018, the Company has recognized amortization of $2,435 related to the MidSouth core deposit intangible. At the time of the acquisition of Civic, the Company recorded a core deposit intangible of $558, which is being amortized over 3.2 years. Through December 31, 2018, the Company has recognized amortization of $230 related to the Civic core deposit intangible.

The following table represents acquired intangible assets at December 31, 2018 and 2017:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,617	$(2,665)	$3,060	$(2,053)

Aggregate amortization expense was $612, $473 and $563 for 2018, 2017 and 2016, respectively.

The following table presents estimated amortization expense for each of the next five years:

2019	504
2020	304
2021	121
2022	23
2023	-

NOTE 8 - DEPOSITS

Composition of deposits is as follows:

	December 31, 2018	December 31, 2017
Retail	$1,450,370	$1,326,909
Brokered	797,795	779,886
Local Government	782,890	1,002,584
Reciprocal and other	400,752	57,849
Total	$3,431,807	$3,167,228

At December 31, 2018 and 2017, time deposits in denominations of $250 or greater totaled $368,635 and $392,633, respectively. At December 31, 2018 and 2017, the Company had $142 and $224, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Scheduled maturities of time deposits for the next five years were as follows:

2019	1,100,319
2020	107,129
2021	71,202
2022	37,044
2023	10,399
'Total	1,326,093

NOTE 9 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

As of December 31, 2018 and 2017, the Bank had federal funds lines (or the equivalent thereof) with correspondent banks totaling $217,500 and $217,500, respectively. There was $0 in outstanding federal funds purchased at December 31, 2018 and 2017.

The Bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At December 31, 2018 and December 31, 2017, these short-term borrowings totaled $0 and $31,004, respectively, and are secured by securities with carrying amounts of $0 and $41,618, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	2018	2017	2016
Average daily balance during the year	$11,302	$32,428	$39,647
Average interest rate during the year	1.29%	0.85%	0.58%
Maximum month-end balance during the year	$36,071	$33,989	$61,669
Weighted average interest rate at year end	0.00%	1.14%	0.56%

At December 31, 2018 there were no repurchase agreements and no securities pledged for repurchase agreements.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgage loans, home equity lines of credit, and commercial real estate. The availability of the line is dependent, in part, on available collateral.

At December 31, 2018 and 2017, the Company had received advances from the FHLB totaling $368,500 and $272,000, respectively.

At December 31, 2018, the scheduled maturities of these advances and interest rates were as follows:

	Scheduled Maturities	Weighted Average Rates
2019	$313,500	2.24%
2020	55,000	1.72%
Thereafter	—	—
Total	$368,500	2.16%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Qualifying loans totaling approximately $675,994, were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2018. Based on this collateral, the Bank is eligible to borrow up to an additional $50.1 million as of December 31, 2018.

NOTE 11 – SUBORDINATED NOTES

At December 31, 2018, the Company’s subordinated notes, net of issuance costs, totaled $58,693. The Company’s subordinated notes, net of issuance costs, totaled $58,515 at December 31, 2017. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 16 of the consolidated financial statements.

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

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date †	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest payment frequency through year five*	Semiannually	Semiannually
Interest payment frequency after five years*	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency after five years	Quarterly	Quarterly

*

Prior to January 14, 2019, the Company could not make interest payments on either series of subordinated notes without prior written approval from its primary regulatory agencies. Banking regulators terminated, effective as of January 14, 2019, the MOU previously entered into with the Bank.

†

The March 2016 Subordinated Notes are redeemable at the Company’s option in whole or in part on or after March 30, 2021, and the June 2016 Subordinated Notes are redeemable at the Company’s option in whole or in part on or after July 1, 2021.

NOTE 12 – BENEFIT PLANS

A 401(k) benefit plan was adopted to begin benefits on May 1, 2008. The 401(k) benefit plan allows employee contributions of their compensation subject to certain limitations. Employee contributions are matched in the Company’s common stock equal to 100% of the first 2% of the compensation contributed and 50% of the next 4% of the compensation contributed. Expense for the years ended December 31, 2018, 2017 and 2016 was $687, $621 and $523, respectively.

NOTE 13 – INCOME TAXES

A reconciliation of the income tax expense for the years ended December 31, 2018, 2017 and 2016 to the “expected” tax expense, which was computed by applying the statutory federal income tax rate of 21 percent for 2018 and 35 percent for 2017 and 2016 to income before income tax expense, is as follows:

	2018	2017	2016
Computed “expected” tax expense	$8,491	$16,321	$13,931
Increase (reduction) in tax expense resulting from:
State tax expense, net of federal tax effect	(612)	333	805
Effect of statutory rate changes enacted (1)	-	5,323	—
Non-deductible merger costs	67	19	114
Incentive stock options	475	506	254
Bank owned life insurance	(320)	(286)	(227)
Tax-exempt interest income, net of expense	(1,296)	(2,585)	(1,801)
Insurance premiums	(293)	(347)	(364)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(647)	(805)	(1,013)
Other	47	52	47
Income tax expense	$5,912	$18,531	$11,746

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

Income tax expense (benefit) was as follows:

	2018	2017	2016
Current expense
Federal	$6,399	$13,653	$11,416
State	(684)	1,093	1,294
Deferred expense
Federal	288	(957)	(908)
State	(91)	(581)	(56)
Deferred tax revaluation expense	—	5,323	—
Income tax expense	$5,912	$18,531	$11,746

The sources of deferred income tax assets (liabilities) at December 31, 2018 and 2017 and the tax effect is as follows:

	2018	2017
Deferred tax assets:
Organizational and start-up costs	$51	$64
Allowance for loan losses	5,881	5,367
Unrealized loss on securities	5,427	2,403
Net operating loss carry forward	2,035	2,317
Purchase accounting fair value adjustments	844	1,006
Accrued other expenses	701	567
Nonaccrual loan interest	105	355
Loan fees	656	511
Other	1,421	552
Total deferred tax asset	17,121	13,142
Deferred tax liabilities:
Mortgage servicing rights	$(879)	$(933)
Premises and equipment	(1,204)	(753)
Prepaid expenses	(702)	(469)
Purchase accounting fair value adjustments	(250)	(264)
Other	(897)	(716)
Total deferred tax liability	(3,932)	(3,135)
Net deferred tax asset	$13,189	$10,007

At December 31, 2018, the federal net operating loss remaining from the acquisition of MidSouth totaled $9,690 million, which will expire at various dates from 2025 to 2031. The federal net operating losses that can be utilized are subject to an annual limitation of $1.3 million. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company does not have any uncertain tax positions and did not have any interest and penalties recorded in the income statement for the years ended December 31, 2018, 2017 and 2016. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2015.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company enters into various credit arrangements with its executive officers, directors and their affiliates. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences.

Loans to principal officers, directors, and their affiliates during 2018 were as follows:

Beginning balance	$29,187
New loans/advances	4,507
Effect of changes in composition of related parties	4,576
Repayments	(15,569)
Ending balance	$22,701

Deposits from principal officers, directors, and their affiliates at year end 2018 and 2017 were $40,273 and $17,477.

The Bank has entered into various 15-year lease agreements between 2014 and 2018 with certain outside directors of the Company for branch and office facilities within Williamson County and Rutherford County, Tennessee. At December 31, 2018, the approximate future minimum operating lease payments due under non-cancelable operating and capital leases are reported in Note 6, “Premises & Equipment”.

Rent expense attributable to related party leases in 2018, 2017 and 2016, was $3,893, $2,582 and $2,574, respectively. The future minimum rent payments of $54,783 are associated with related parties. The Company also paid a company affiliated with an outside director $0, $831 and $2,261 for construction of leasehold improvements during 2018, 2017 and 2016, respectively. In addition, the Company also paid a company affiliated with an outside director $1,027, $997 and $806 for the procurement of various insurance policies during the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, the Bank sold five trucks for an aggregate of $325 to one of the Company’s directors.

NOTE 15 - SHARE-BASED PAYMENTS

In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allowed the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. There were 0 and 12,461 warrants exercised during 2018 and 2017, respectively. A summary of the stock warrant activity for the years ended December 31, 2018 and 2017 follows:

	2018	2017
Stock warrants exercised:
Intrinsic value of warrants exercised	$-	$329
Cash received from warrants exercised	-	150

The warrants expired on March 30, 2017; therefore, at December 31, 2017 and 2018, there were no outstanding warrants.

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $6,569, $2,802, and $1,641, respectively, for 2018, 2017, and 2016. The total income tax benefit related to vesting of restricted stock and exercises of stock options was $647, $805, and $1,013, respectively, for 2018, 2017 and 2016.

Equity Incentive Plan: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s Board of Directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan. The Company’s shareholders approved the 2017 Omnibus Equity Incentive Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Omnibus Equity Incentive Plan are substantially similar to the terms of the 2007 Omnibus Equity Incentive Plan it was intended to replace. The 2017 Omnibus Equity Incentive Plan originally provided for authorized shares up to 5,000,000. On April 12, 2018, the Compensation Committee of the Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan revising the number of authorized from 5,000,000 to 3,500,000. At December 31, 2018, there were 2,513,043 authorized shares available for issuance under the Amended and Restated 2017 Omnibus Equity Incentive Plan.

Employee, organizer and director awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a vesting period of two to five years and have a ten-year contractual term with certain events allowing for accelerated vesting. The Company assigns discretion to its Board of Directors to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2018	2017	2016
Risk-free interest rate	3.10%	2.05%	1.59%
Expected term	7.5 years	6.9 years	7.5 years
Expected stock price volatility	30.79%	33.21%	30.45%
Dividend yield	0.00%	0.03%	0.22%

The weighted average fair value of options granted for the years ending December 31, 2018, 2017 and 2016 was $11.50, $14.43, and $10.23, respectively.

A summary of the activity with respect to stock options for the years ended December 31, 2018, 2017 and 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,312,791	$13.04
Granted	299,587	28.85
Exercised	(214,947)	11.31
Forfeited, expired, or cancelled	(2,415)	19.43
Outstanding at December 31, 2016	1,395,016	$16.70
Granted	295,820	37.68
Exercised	(180,555)	11.87
Forfeited, expired, or cancelled	(3,113)	25.37
Outstanding at December 31, 2017	1,507,168	$21.37
Granted	572,637	30.48
Exercised	(244,309)	16.83
Forfeited, expired, or cancelled	(27,574)	28.66
Outstanding at December 31, 2018	1,807,922	$24.68	6.41	$9,581
Vested or expected to vest	914,368	$24.68	6.41	$9,102
Exercisable at December 31, 2018	798,994	$18.59	5.23	$8,750

	2018	2017	2016
Stock options exercised:
Intrinsic value of options exercised	$4,873	$4,878	$4,725
Cash received from options exercised	3,047	1,615	1,571
Tax benefit realized from option exercises	565	484	843

As of December 31, 2018, there was $6,880 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years.

Additionally, the Company’s 2007 Omnibus Equity Incentive Plan and the Amended and Restated 2017 Omnibus Equity Incentive Plan provide for the granting of restricted share awards and other performance related incentives. When restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. These awards have a vesting period of two to five years with certain events allowing for accelerated vesting and vest in equal annual installments on the anniversary date of the grant. During 2018, 126,288 restricted share awards were granted, and during 2017, 27,282 restricted share awards were granted from the Company’s 2007 Omnibus Equity Incentive Plan. All future restricted share awards will be granted from the Amended and Restated 2017 Omnibus Equity Incentive Plan.

A summary of activity for non-vested restricted share awards for the year ended December 31, 2018, 2017 and 2016 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2015	105,864	$15.89
Granted	36,496	28.47
Vested	(33,407)	17.06
Forfeited	(2,495)	16.97
Non-vested at December 31, 2016	106,458	$19.81
Granted	27,282	37.35
Vested	(38,995)	18.40
Forfeited	(564)	28.66
Non-vested at December 31, 2017	94,181	$25.42
Granted	126,288	33.04
Vested	(40,134)	26.69
Forfeited	(3,819)	31.80
Non-vested at December 31, 2018	176,516	$31.07

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2018, there was $2,650 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $1,382, $1,432, and $1,003, respectively.

NOTE 16 – REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes that, as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation buffer threshold for 2018 was 1.875%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds. PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial   condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2018 and 2017 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Company-Level
Common equity Tier 1 capital to RWA	$367,096	12.18%	$135,598	4.50%	N/A	N/A
Total Capital to RWA	$449,325	14.91%	$241,064	8.00%	N/A	N/A
Tier 1 (Core) Capital to RWA	$367,096	12.18%	$180,798	6.00%	N/A	N/A
Tier 1 (Core) Capital to average assets	$367,096	8.76%	$167,553	4.00%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$421,335	13.98%	$135,613	4.50%	$195,886	6.50%
Total Capital to RWA	$444,871	14.76%	$241,090	8.00%	$301,363	10.00%
Tier 1 (Core) Capital to RWA	$421,335	13.98%	$180,818	6.00%	$241,090	8.00%
Tier 1 (Core) Capital to average assets	$421,335	10.07%	$167,420	4.00%	$209,275	5.00%

December 31, 2017
Company-Level
Common equity Tier 1 capital to RWA	$299,229	11.37%	$118,479	4.50%	N/A	N/A
Total Capital to RWA	$379,083	14.40%	$210,629	8.00%	N/A	N/A
Tier 1 (Core) Capital to RWA	$299,229	11.37%	$157,972	6.00%	N/A	N/A
Tier 1 (Core) Capital to average assets	$299,229	8.25%	$145,100	4.00%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$353,512	13.43%	$118,489	4.50%	$171,151	6.50%
Total Capital to RWA	$374,851	14.24%	$210,647	8.00%	$263,309	10.00%
Tier 1 (Core) Capital to RWA	$353,512	13.43%	$157,985	6.00%	$210,647	8.00%
Tier 1 (Core) Capital to average assets	$353,512	9.75%	$145,003	4.00%	$181,253	5.00%

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

NOTE 17 - FAIR VALUE

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

Loans Held For Sale: These loans are typically sold to an investor following loan origination and the fair value of such accounts are readily available based on direct quotes from investors or similar transactions experienced in the secondary loan market. Fair value adjustments, as well as realized gains and losses are recorded in current earnings. Fair value is determined by market prices or similar transactions adjusted for specific attributes of that loan (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$253,014	$—	$—
U.S. government sponsored entities and agencies	—	21,888	—
Mortgage-backed securities: residential	—	580,699	—
Asset-backed securities	—	24,844	—
Corporate Notes	—	12,424	—
State and political subdivisions	—	137,799	—
Total securities available for sale	$253,014	$777,654	$—
Loans held for sale	$—	$11,103	$—
Mortgage banking derivatives	$—	$206	$—
Financial Liabilities
Mortgage banking derivatives	$—	$129	$—

	Fair Value Measurements at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$228,909	$—	$—
U.S. government sponsored entities and agencies	—	19,961	—
Mortgage-backed securities: residential	—	632,566	—
Mortgage-backed securities: commercial	—	5,074	—
State and political subdivisions	—	113,371	—
Total securities available for sale	$228,909	$770,972	$—
Loans held for sale	$—	$12,024	$—
Mortgage banking derivatives	$—	$175	$—
Financial Liabilities
Mortgage banking derivatives	$—	$35	$—

There were no transfers between levels during 2018 and 2017.

Financial Instruments Recorded Using Fair Value Option

At December 31, 2018 the unpaid principal balance of loans held for sale was $10,722, resulting in an unrealized gain of $381 included in gains on sale of loans. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2018. At December 31, 2017, the unpaid principal balance of loans held for sale was $11,681, resulting in an unrealized gain of $343 included in gains on sale of loans.

Assets Measured at Fair Value on a Non-recurring Basis

 At December 31, 2018 and 2017, there was one collateral dependent impaired loan carried at fair value of $150, and $1,650, respectively.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $0 and $1,503 as of December 31, 2018 and 2017, respectively. There were no properties at December 31, 2018 that had required write-downs to fair value resulting in no write downs for the year ended December 31, 2017.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2018 and 2017 are as in the tables below. Due to the adoption of ASU 2016-01, the fair value of loans presented for 2018 uses the exit price and may not be comparable to the prior period.

			Fair Value Measurements at
	Carrying		December 31, 2018 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$280,212	$280,212	$—	$—	$280,212
Securities available for sale	1,030,668	253,014	777,654	—	1,030,668
Certificates of deposit held at other financial institutions	3,594	—	3,594	—	3,594
Securities held to maturity	121,617	—	118,955	—	118,955
Loans held for sale	11,103	—	11,103	—	11,103
Net loans	2,641,948	—	—	2,622,386	2,622,386
Restricted equity securities	21,831	n/a	n/a	n/a	n/a
Servicing rights, net	3,403	—	—	4,836	4,836
Accrued interest receivable	13,337	71	5,539	7,727	13,337
Financial liabilities
Deposits	$3,431,807	$2,105,951	$1,319,326	$—	$3,425,277
Federal funds purchased and repurchase agreements	-	—	—	—	—
Federal Home Loan Bank advances	368,500	—	366,786	—	366,786
Subordinated notes	58,693	—	—	59,852	59,852
Accrued interest payable	4,700	146	3,866	688	4,700

			Fair Value Measurements at
	Carrying		December 31, 2017 Using:
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$251,543	$251,543	$—	$—	$251,543
Securities available for sale	999,881	228,909	770,972	—	999,881
Certificates of deposit held at other financial institutions	2,855	—	2,855	—	2,855
Securities held to maturity	214,856	—	217,608	—	217,608
Loans held for sale	12,024	—	12,024	—	12,024
Net loans	2,235,361	—	—	2,230,607	2,230,607
Restricted equity securities	18,492	n/a	n/a	n/a	n/a
Servicing rights, net	3,620	—	—	5,089	5,089
Accrued interest receivable	11,947	73	5,724	6,150	11,947
Financial liabilities
Deposits	$3,167,228	$1,911,928	$1,224,041	$—	$3,135,969
Federal funds purchased and repurchase agreements	31,004	—	31,004	—	31,004
Federal Home Loan Bank advances	272,000	—	270,311	—	270,311
Subordinated notes	58,515	—	—	59,951	59,951
Accrued interest payable	2,769	51	2,030	688	2,769

The methods and assumptions not previously described used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Fair values for impaired loans are valued using the lower of cost or estimated based on the fair value of the underlying collateral. The fair value of the collateral is determined based on internal estimates and assessments provided by third-party appraisers.

(c) Restricted Equity Securities: It is not practical to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability.

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

NOTE 18 – MORTGAGE BANKING DERIVATIVES

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. At year-end 2018, the Company had approximately $28,731 of interest rate lock commitments and approximately $31,519 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $206 and $129, respectively, at December 31, 2018. At year-end 2017, the Company had approximately $21,656 of interest rate lock commitments and approximately $35,566 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $175 and $35, respectively, at December 31, 2017. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	2018	2017	2016
Forward contracts related to mortgage loans held for sale and interest rate contracts	$94	$32	$(37)
Interest rate contracts for customers	31	(54)	(182)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of December 31, 2018 and 2017:

	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$28,731	$206	$21,656	$175
Forward contracts related to mortgage loans held for sale	$31,519	$(129)	$35,566	$(35)

NOTE 19 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$28,731	$—	$21,656	$—
Unused lines of credit	128,313	526,271	124,997	480,184
Standby letters of credit	8,293	31,731	9,223	36,401

Commitments to make loans are generally made for periods of over 365 days. The fixed rate loan commitments have interest rates ranging from 2.50% to 12.00% and maturity terms ranging from less than 1 year to 30 years.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Franklin Financial Network, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,364	$5,958
Investment in banking subsidiary	426,979	358,833
Investment in other subsidiaries	1,919	2,393
Other assets	1,617	235
Total assets	$433,879	$367,419
LIABILITIES AND EQUITY
Subordinated notes	$58,693	$58,515
Accrued expenses and other liabilities	2,446	4,354
Shareholders’ equity	372,740	304,550
Total liabilities and shareholders’ equity	$433,879	$367,419

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2018	2017	2016
Dividends from subsidiaries	$5,925	$4,000	$2,050
Other income	203	171	305
Interest expense	4,328	4,321	2,902
Other expense	5,163	2,890	2,842
Loss before income tax and undistributed subsidiaries income	(3,363)	(3,040)	(3,389)
Income tax benefit	(2,229)	(2,671)	(2,320)
Equity in undistributed subsidiaries income	35,655	28,468	29,126
Net income	$34,521	$28,099	$28,057
Comprehensive income	$25,966	$29,997	$20,895

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$34,521	$28,099	$28,057
Adjustments:
Equity in undistributed subsidiaries income	(35,655)	(28,468)	(29,126)
Amortization of debt issuance costs	178	178	124
Stock-based compensation	1,008	219	105
Change in other assets	(1,367)	728	(34)
Change in other liabilities	(1,908)	686	3,058
Net cash from operating activities	(3,223)	1,442	2,184
Cash flows from investing activities
Investments in subsidiaries	(26,512)	(1,359)	(116,850)
Net cash acquired from acquisition (See Note 2)	24,660	—	—
Net cash from investing activities	(1,852)	(1,359)	(116,850)
Cash flows from financing activities
Proceeds from other borrowings	—	—	10,000
Repayment of other borrowings	—	—	(10,000)
Proceeds from issuance of subordinated notes, net of issuance costs	—	—	58,213
Proceeds from exercise of common stock warrants	—	150	101
Proceeds from exercise of common stock options	3,047	1,615	1,571
Proceeds from issuance of common stock, net of offering costs	(242)	—	67,557
Divestment of common stock issued to 401(k) plan	(308)	(256)	(300)
Redemption of Series A preferred stock	—	—	(10,000)
Dividends paid on preferred stock	(16)	—	(23)
Net cash from financing activities	2,481	1,509	117,119
Net change in cash and cash equivalents	(2,594)	1,592	2,453
Beginning cash and cash equivalents	5,958	4,366	1,913
Ending cash and cash equivalents	$3,364	$5,958	$4,366
Non-cash supplemental information:
Transfers from subsidiary stock based compensation expense to parent company only additional paid-in capital	$5,561	$2,583	$1,536

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

	Years Ended December 31,
	2018	2017	2016
Basic
Net income available to common shareholders	$34,505	$28,083	$28,034
Less: earnings allocated to participating securities	(372)	(219)	(284)
Net income allocated to common shareholders	$34,133	$27,864	$27,750
Weighted average common shares outstanding including participating securities	14,169,294	13,145,005	10,933,095
Less: Participating securities	(152,638)	(102,650)	(110,628)
Average shares	14,016,656	13,042,355	10,822,467
Basic earnings per common share	$2.44	$2.14	$2.56
Diluted
Net income allocated to common shareholders	$34,133	$27,864	$27,750
Weighted average common shares outstanding for basic earnings per common share	14,016,656	13,042,355	10,822,467
Add: Dilutive effects of assumed exercises of stock options	540,302	633,738	655,485
Add: Dilutive effects of assumed exercises of stock warrants	—	1,578	12,667
Average shares and dilutive potential common shares	14,556,958	13,677,671	11,490,619
Dilutive earnings per common share	$2.34	$2.04	$2.42

Average stock options of 546,325, 285,706, and 165,232 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2018, 2017, and 2016, respectively, because they were antidilutive.

NOTE 22 - CAPITAL OFFERING

The Company completed a secondary public offering of its common stock on November 21, 2016. The Company issued 2,242,500 shares of common stock at a price of $32.00 per share. Net proceeds were as follows:

Gross proceeds	$71,760
Less: Stock offering costs	(4,203)
Net proceeds from issuance of common stock	$67,557

The proceeds of the offering were used to provide capital to Franklin Synergy Bank to support continued growth and for general corporate purposes.

NOTE 23 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2018 and 2017:

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter†	Second Quarter†	First Quarter†
Income Statement Data ($):
Interest income	$46,045	$43,717	$42,136	$38,047	$35,121	$33,780	$33,011	$30,541
Interest expense	19,125	17,155	15,231	12,931	10,513	9,454	8,542	6,898
Net interest income	26,920	26,562	26,905	25,116	24,608	24,326	24,469	23,643
Provision for loan losses	975	136	570	573	1,295	590	573	1,855
Noninterest income	(383)	3,442	4,147	3,456	3,264	3,569	3,880	4,008
Noninterest expense	21,689	18,251	18,050	15,488	15,987	15,278	15,283	14,276
Net income before taxes	3,873	11,617	12,432	12,511	10,590	12,027	12,493	11,520
Income tax expense	122	1,068	2,263	2,459	8,188	3,138	3,619	3,586
Net income	3,751	10,549	10,169	10,052	2,402	8,889	8,874	7,934
Net income available to common shareholders	3,743	10,549	10,161	10,052	2,394	8,889	8,866	7,934
Earnings per share, basic	$0.26	$0.73	$0.71	$0.76	$0.18	$0.67	$0.68	$0.61
Earnings per share, diluted	$0.25	$0.70	$0.68	$0.73	$0.17	$0.65	$0.64	$0.58