Form 10-Q
period 2019-03-31
Franklin Financial Network Inc.
filed 2019-05-09
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	FSB	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 3, 2019, was 14,729,001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “may,” “likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date, unless otherwise required by law.

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from financial institutions	$300,113	$280,212
Certificates of deposit at other financial institutions	3,595	3,594
Securities available for sale	799,301	1,030,668
Securities held to maturity (fair value 2019—$118,866 and 2018—$118,955)	118,831	121,617
Loans held for sale, at fair value	21,730	11,103
Loans held for investment	2,807,377	2,665,399
Allowance for loan losses	(27,857)	(23,451)
Net loans	2,779,520	2,641,948
Restricted equity securities, at cost	22,803	21,831
Premises and equipment, net	12,682	12,371
Accrued interest receivable	14,232	13,337
Bank owned life insurance	55,614	55,239
Deferred tax asset	12,208	13,189
Servicing rights, net	3,366	3,403
Goodwill	18,176	18,176
Core deposit intangible, net	807	952
Other assets	75,458	21,799
Total assets	$4,238,436	$4,249,439
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$304,937	$290,580
Interest bearing	3,010,906	3,141,227
Total deposits	3,315,843	3,431,807
Federal Home Loan Bank advances	416,500	368,500
Subordinated notes, net	58,738	58,693
Accrued interest payable	5,041	4,700
Other liabilities	58,800	12,906
Total liabilities	3,854,922	3,876,606
Equity
Preferred stock, no par value: 1,000,000 shares authorized; no shares outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value: 30,000,000 authorized; 14,574,339 and 14,538,085 issued and outstanding at March 31, 2019, and December 31, 2018, respectively	266,758	264,905
Retained earnings	123,250	123,176
Accumulated other comprehensive loss	(6,587)	(15,341)
Total shareholders’ equity	383,421	372,740
Non-controlling interest in consolidated subsidiary	93	93
Total equity	383,514	372,833
Total liabilities and equity	$4,238,436	$4,249,439

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income and dividends
Loans, including fees	$38,338	$28,793
Securities:
Taxable	6,394	6,111
Tax-Exempt	1,470	1,915
Dividends on restricted equity securities	334	274
Federal funds sold and other	987	954
Total interest income	47,523	38,047
Interest expense
Deposits	16,990	10,643
Federal funds purchased and repurchase agreements	72	96
Federal Home Loan Bank advances	1,959	1,110
Subordinated notes and other borrowings	1,082	1,082
Total interest expense	20,103	12,931
Net interest income	27,420	25,116
Provision for loan losses	5,055	573
Net interest income after provision for loan losses	22,365	24,543
Noninterest income
Service charges on deposit accounts	74	42
Other service charges and fees	757	751
Mortgage banking revenue	1,672	1,549
Wealth management	627	704
Gain on sale or call of securities	149	—
Net (loss) gain on sale of loans	(217)	9
Net gain on sale of foreclosed assets	4	3
Other	420	398
Total noninterest income	3,486	3,456
Noninterest expense
Salaries and employee benefits	14,743	9,188
Occupancy and equipment	3,113	2,594
FDIC assessment expense	990	660
Marketing	319	280
Professional fees	923	869
Amortization of core deposit intangible	145	104
Other	2,383	1,793
Total noninterest expense	22,616	15,488
Income before income tax expense	3,235	12,511
Income tax expense	334	2,459
Net income	2,901	10,052
Earnings attributable to noncontrolling interest	—	—
Net income available to common shareholders	$2,901	$10,052
Earnings per share:
Basic	$0.20	$0.76
Diluted	0.19	0.73
Dividend per share	$0.04	$—

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$2,901	$10,052
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	13,111	(14,577)
Reclassification adjustment for gains included in net income	(149)	—
Net unrealized gains (losses)	12,962	(14,577)
Tax effect, includes $58 and $0, respectively, income tax (benefit) expense from sales of securities	(4,208)	3,808
Total other comprehensive income (loss)	8,754	(10,769)
Comprehensive income (loss)	$11,655	$(717)

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2019 and March 31, 2018

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Loss	Interest	Equity
Balance at January 1, 2018	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653
Exercise of common stock options, includes net settlement of shares	—	21,348	220	—	—	—	220
Stock based compensation expense, net of restricted share forfeitures	—	(334)	759	—	—	—	759
Stock issued in conjunction with 401(k) employer match, net of distributions	—	—	(50)	—	—	—	(50)
Net income	—	—	—	10,052	—	—	10,052
Other comprehensive loss	—	—	—	—	(10,769)	—	(10,769)
Balance at March 31, 2018	$—	13,258,142	$223,594	$98,723	$(17,555)	$103	$304,865
Balance at January 1, 2019	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833
Exercise of common stock options, includes net settlement of shares	—	35,046	524	—	—	—	524
Issuance of restricted stock, net of forfeitures	—	1,208	—	—	—	—	—
Stock based compensation expense, net of share forfeitures	—	—	1,329	—	—	—	1,329
Cash dividends - common stock ($0.04 per share)	—	—	—	(583)	—	—	(583)
Adjustment for adoption of ASU 2017-08 amortization of premiums	—	—	—	(2,244)	—	—	(2,244)
Net income	—	—	—	2,901	—	—	2,901
Other comprehensive income	—	—	—	—	8,754	—	8,754
Balance at March 31, 2019	$—	14,574,339	$266,758	$123,250	$(6,587)	$93	$383,514

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$2,901	$10,052
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	410	403
Accretion of purchase accounting adjustments	(172)	(252)
Net amortization of securities	1,212	1,904
Amortization of loan servicing right asset	225	214
Amortization of core deposit intangible	145	104
Amortization of debt issuance costs	45	44
Provision for loan losses	5,055	573
Deferred income tax (benefit) expense	(2,115)	10
Excess tax benefit related to stock compensation	(130)	—
Origination of loans held for sale	(85,008)	(83,226)
Proceeds from sale of loans held for sale	75,791	83,622
Net gain on sale of loans held for sale	(1,598)	(1,439)
Gain on sale of available for sale securities	(149)	—
Income from bank owned life insurance	(375)	(365)
Stock-based compensation	1,329	759
Deferred gain on sale of loans	(4)	(4)
Deferred gain on sale of foreclosed assets	(4)	(3)
Net change in:
Accrued interest receivable and other assets	(12,900)	(1,871)
Accrued interest payable and other liabilities	3,080	1,896
Net cash from operating activities	(12,262)	12,421
Cash flows from investing activities
Securities available for sale :
Sales	259,613	—
Purchases	(80,360)	(224,712)
Maturities, prepayments and calls	62,050	22,129
Securities held to maturity :
Purchases	—	(1,676)
Maturities, prepayments and calls	2,448	2,714
Net change in loans	(142,455)	(53,240)
Purchase of restricted equity securities	(972)	(1,114)
Purchases of premises and equipment, net	(721)	(63)
Net cash from investing activities	99,603	(255,962)
Cash flows from financing activities
(Decrease) increase in deposits	(115,964)	187,925
Increase in federal funds purchased and repurchase agreements	—	5,067
Proceeds from Federal Home Loan Bank advances	190,000	95,000
Repayment of Federal Home Loan Bank advances	(142,000)	(50,000)
Proceeds from exercise of common stock options	524	220
Divestment of common stock issued to 401(k) plan	—	(50)
Net cash from financing activities	(67,440)	238,162
Net change in cash and cash equivalents	19,901	(5,379)
Cash and cash equivalents at beginning of period	280,212	251,543
Cash and cash equivalents at end of period	$300,113	$246,164
Supplemental information:
Interest paid	$19,762	$12,925
Income taxes paid	1,428	525
Non-cash supplemental information:
Establishment of lease liability and right-of-use asset	43,723	—
Transfers from securities available for sale to securities held to maturity	1,206	—

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements and notes be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019.

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

The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance became effective for the Company on January 1, 2019. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842,

Leases which provides technical corrections and improvements to ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. The Company elected the optional transition method on January 1, 2019, which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. See Note 5 Leases for more information.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance became effective for the Company on January 1, 2019, and using a modified retrospective transition adoption approach, we recognized a cumulative effect reduction to retain earnings totaling $2,244.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 became effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not currently plan to early adopt this ASU. The Company is currently gathering information and working to determine the methodology to be used. The Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The Company is still evaluating the impact of this new guidance on our financial statements; however an increase in the overall ALLL is likely upon adoption to provide for expected credit losses over the life of the loan portfolio.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. Treasury securities	$69,548	$70	$—	$69,618
U.S. government sponsored entities and agencies	1,829	1	(10)	1,820
Mortgage-backed securities: residential	531,551	387	(8,480)	523,458
Asset-backed securities	25,745	—	(695)	25,050
Corporate notes	17,878	123	(62)	17,939
State and political subdivisions	160,556	2,087	(1,227)	161,416
Total	$807,107	$2,668	$(10,474)	$799,301

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. Treasury securities	$253,015	$59	$(60)	$253,014
U.S. government sponsored entities and agencies	21,999	1	(112)	21,888
Mortgage-backed securities: residential	596,766	27	(16,094)	580,699
Asset-backed securities	25,744	—	(900)	24,844
Corporate notes	12,480	21	(77)	12,424
State and political subdivisions	141,432	863	(4,496)	137,799
Total	$1,051,436	$971	$(21,739)	$1,030,668

The amortized cost and fair value of the securities held to maturity portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2019
Mortgage backed securities: residential	$73,865	$85	$(1,968)	$71,982
State and political subdivisions	44,966	1,918	—	46,884
Total	$118,831	$2,003	$(1,968)	$118,866
December 31, 2018
Mortgage backed securities: residential	$75,944	$34	$(3,072)	$72,906
State and political subdivisions	45,673	466	(90)	46,049
Total	$121,617	$500	$(3,162)	$118,955

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds	$259,613	$—
Gross gains	1,801	—
Gross losses	(1,652)	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2019
	Amortized Cost	Fair Value
Available for sale
One year or less	$70,053	$70,122
Over one year through five years	1,080	1,078
Over five years through ten years	21,576	21,663
Over ten years	157,102	157,930
Asset-backed securities	25,745	25,050
Mortgage-backed securities: residential	531,551	523,458
Total	$807,107	$799,301
Held to maturity
Over one year through five years	1,106	1,128
Over five years through ten years	1,039	1,073
Over ten years	42,821	44,683
Mortgage-backed securities: residential	73,865	71,982
Total	$118,831	$118,866

Securities pledged at March 31, 2019 and December 31, 2018 had a carrying amount of $711,826 and $939,440, respectively, and were pledged to secure public deposits.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Available for sale
U.S. government sponsored entities and agencies	$344	$(1)	$1,021	$(9)	$1,365	$(10)
Mortgage-backed securities: residential	—	—	444,647	(8,480)	444,647	(8,480)
Asset-backed securities	25,050	(695)	—	—	25,050	(695)
Corporate	6,329	(62)	—	—	6,329	(62)
State and political subdivisions	509	(1)	60,318	(1,226)	60,827	(1,227)
Total available for sale	$32,232	$(759)	$505,986	$(9,715)	$538,218	$(10,474)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$—	$—	$66,578	$(1,968)	$66,578	$(1,968)
Total held to maturity	$—	$—	$66,578	$(1,968)	$66,578	$(1,968)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available for sale
U.S. Treasury securities	$163,722	$(60)	$—	$—	$163,722	$(60)
U.S. government sponsored entities and agencies	1,355	(12)	19,937	(100)	21,292	(112)
Mortgage-backed securities: residential	83,203	(755)	490,752	(15,339)	573,955	(16,094)
Asset-backed securities	24,845	(900)	—	—	24,845	(900)
Corporate	9,839	(77)	—	—	9,839	(77)
State and political subdivisions	10,446	(106)	69,238	(4,390)	79,684	(4,496)
Total available for sale	$293,410	$(1,910)	$579,927	$(19,829)	$873,337	$(21,739)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$2,239	$(40)	$68,067	$(3,032)	$70,306	$(3,072)
State and political subdivisions	8,362	(39)	3,675	(51)	12,037	(90)
Total held to maturity	$10,601	$(79)	$71,742	$(3,083)	$82,343	$(3,162)

Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated AA or higher). As of March 31, 2019, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS

Loans at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Loans that are not PCI loans
Construction and land development	$581,340	$584,440
Commercial real estate:
Nonfarm, nonresidential	852,838	754,243
Other	40,652	48,017
Residential real estate:
Closed-end 1-4 family	497,160	492,989
Other	197,030	189,817
Commercial and industrial	635,417	590,854
Consumer and other	4,448	5,568
Loans before net deferred loan fees	2,808,885	2,665,928
Deferred loan fees, net	(3,528)	(2,544)
Total loans that are not PCI loans	2,805,357	2,663,384
Total PCI loans	2,020	2,015
Allowance for loan losses	(27,857)	(23,451)
Total loans, net of allowance for loan losses	$2,779,520	$2,641,948

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2019 and 2018:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Provision for loan losses	(1)	302	80	4,631	43	5,055
Loans charged-off	—	—	(15)	(568)	(70)	(653)
Recoveries	—	—	2	—	2	4
Total ending allowance balance	$4,742	$7,027	$4,810	$11,229	$49	$27,857
Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	582	(106)	(241)	328	10	573
Loans charged-off	(39)	—	(7)	(49)	(11)	(106)
Recoveries	—	—	19	—	5	24
Total ending allowance balance	$4,345	$5,875	$3,605	$7,866	$47	$21,738

As of both March 31, 2019 and December 31, 2018, there was no allowance for loan losses for PCI loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$3,455	$—	$3,455
Collectively evaluated for impairment	4,742	7,027	4,810	7,774	49	24,402
Purchased credit-impaired loans	—	—	—	—	—	—
Total ending allowance balance	$4,742	$7,027	$4,810	$11,229	$49	$27,857
Loans:
Individually evaluated for impairment	$583	$—	$1,811	$9,177	$—	$11,571
Collectively evaluated for impairment	580,757	893,490	692,379	626,240	4,448	2,797,314
Purchased credit-impaired loans	—	—	74	1,946	—	2,020
Total ending loans balance	$581,340	$893,490	$694,264	$637,363	$4,448	$2,810,905
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$17	$—	$17
Collectively evaluated for impairment	4,743	6,725	4,743	7,149	74	23,434
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Loans:
Individually evaluated for impairment	$2,298	$—	$3,189	$167	$—	$5,654
Collectively evaluated for impairment	582,142	802,260	679,617	590,687	5,568	2,660,274
Purchased credit-impaired loans	—	—	76	1,939	—	2,015
Total ending loans balance	$584,440	$802,260	$682,882	$592,793	$5,568	$2,667,943

Loans collectively evaluated for impairment reported at March 31, 2019 include certain acquired loans. At March 31, 2019, these non-PCI loans had a carrying value of $92,050, comprised of contractually unpaid principal totaling $93,133 and discounts totaling $1,083. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $169 was necessary at March 31, 2019.

The following table presents information related to impaired loans by class of loans as of March 31, 2019 and December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2019
With no allowance recorded:
Construction and land development	$599	$583	$—
Residential real estate:
Closed-end 1-4 family	884	849	—
Other	996	962	—
Subtotal	2,479	2,394	—
With an allowance recorded:
Commercial and industrial	9,177	9,177	3,455
Subtotal	9,177	9,177	3,455
Total	$11,656	$11,571	$3,455
December 31, 2018
With no allowance recorded:
Construction and land development	$2,298	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,272	1,272	—
Other	1,917	1,917	—
Subtotal	5,487	5,487	—
With an allowance recorded:
Commercial and industrial	167	167	17
Subtotal	167	167	17
Total	$5,654	$5,654	$17

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Average Recorded Investment	2019	2018
With no allowance recorded:
Construction and land development	$768	$367
Commercial real estate:
Nonfarm, nonresidential	51	—
Residential real estate:
Closed-end 1-4 family	806	420
Other	1,264	372
Commercial and industrial	—	626
Subtotal	2,889	1,785
With an allowance recorded:
Construction and land development	183	—
Commercial and industrial	3,170	1,785
Subtotal	3,353	1,785
Total average recorded investment	$6,242	$3,570

The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2019 and 2018.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018:

	Nonaccrual	Loans Past Due Over 90 Days
March 31, 2019
Construction and land development	$583	$—
Commercial real estate:
Non-farm non-residential	153	—
Residential real estate:
Closed-end 1-4 family	849	—
Other	962	—
Commercial and industrial	9,177	180
Total	$11,724	$180
December 31, 2018
Construction and land development	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,273	—
Other	1,917	—
Commercial and industrial	—	208
Total	$5,488	$208

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	PCI Loans	Total
March 31, 2019
Construction and land development	$139	$—	$—	$139	$581,201	$—	$581,340
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	852,838	—	852,838
Other	—	—	—	—	40,652	—	40,652
Residential real estate:
Closed-end 1-4 family	1,135	11	—	1,146	496,014	74	497,234
Other	88	—	—	88	196,942	—	197,030
Commercial and industrial	522	622	180	1,324	634,093	1,946	637,363
Consumer and other	—	—	—	—	4,448	—	4,448
	$1,884	$633	$180	$2,697	$2,806,188	$2,020	$2,810,905
December 31, 2018
Construction and land development	$294	$1,986	$548	$2,828	$581,612	$—	$584,440
Commercial real estate:
Nonfarm, nonresidential	515	—	—	515	753,728	—	754,243
Other	—	—	—	—	48,017	—	48,017
Residential real estate:
Closed-end 1-4 family	2,390	404	228	3,022	489,967	76	493,065
Other	142	—	1,810	1,952	187,865	—	189,817
Commercial and industrial	241	252	208	701	590,153	1,939	592,793
Consumer and other	—	—	—	—	5,568	—	5,568
	$3,582	$2,642	$2,794	$9,018	$2,656,910	$2,015	$2,667,943

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table excludes deferred loan fees and includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Total
March 31, 2019
Construction and land development	$580,325	$432	$583	$581,340
Commercial real estate:
Nonfarm, nonresidential	848,221	4,464	153	852,838
Other	40,033	619	—	40,652
Residential real estate:
Closed-end 1-4 family	492,921	1,567	2,746	497,234
Other	194,675	404	1,951	197,030
Commercial and industrial	596,529	8,519	32,315	637,363
Consumer and other	4,448	—	—	4,448
	$2,757,152	$16,005	$37,748	$2,810,905

	Pass	Special Mention	Substandard	Total
December 31, 2018
Construction and land development	$580,468	$1,416	$2,556	$584,440
Commercial real estate:
Nonfarm, nonresidential	739,469	14,774	—	754,243
Other	48,017	—	—	48,017
Residential real estate:
Closed-end 1-4 family	489,781	948	2,336	493,065
Other	186,485	404	2,928	189,817
Commercial and industrial	553,589	8,313	30,891	592,793
Consumer and other	5,567	1	—	5,568
	$2,603,376	$25,856	$38,711	$2,667,943

Troubled Debt Restructurings

As of March 31, 2019, the Company’s loan portfolio contains one loan that has been modified in a troubled debt restructuring with a balance of $319. As of December 31, 2018, the Company’s loan portfolio contained two loans that had been modified in a troubled debt restructuring with a balance of $490. During the three months ended March 31, 2019, one of the loans that was a troubled debt restructuring at December 31, 2018 was fully charged off with $159 of the loan balance being recognized as a charge-off.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$494,025	$492,761
Other	3,651	3,689

The components of net loan servicing fees for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Loan servicing fees, net:
Loan servicing fees	$306	$333
Amortization of loan servicing fees	(225)	(214)
Change in impairment	—	—
Total	$81	$119

The fair value of servicing rights was estimated by management to be approximately $4,329 at March 31, 2019. Fair value for March 31, 2019 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 13.9%. At December 31, 2018, the fair value of servicing rights was estimated by management to be approximately $4,836. Fair value for December 31, 2018 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 11.9%.

NOTE 5—LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. The leases are presented as of part of other assets and other liabilities on the consolidated balance sheet.

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2033. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. Upon adoption of FASB ASU 2016-02 Leases on January 1, 2019, the Company began recognizing right-of-use assets and lease liabilities related to its operating leases. Prior to ASU 2016-02, such assets and liabilities were recognized only for capital leases (referred to as finance leases under the amendments of ASU 2016-02). In accordance with the optional transition method allowed by ASU 2016-11, comparative prior period information included within this note is presented in accordance with guidance in effect during those periods. The Company has one existing finance lease for additional office space with a lease term through 2033. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, and was recorded in other assets and other liabilities, Topic 842 did not materially impact the accounting for this lease. Subsequent to March 31, 2019, one additional lease agreement has been executed with the plan to relocate one branch in Williamson County, Tennessee.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease right-of-use assets	Classification	March 31, 2019
Operating lease right-of-use assets	Other Assets	$41,652
Finance lease right-of-use assets	Other Assets	2,970
Total lease right-of-use assets		$44,622

Lease liabilities	Classification	March 31, 2019
Operating lease right-of-use assets	Other Liabilities	$43,163
Finance lease right-of-use assets	Other Liabilities	3,023
Total lease liabilities		$46,186

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion, which will be determined within the timeframe of the lease agreement, and not included within the calculated ROU. The Company utilizes the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company calculated a blended rate consisting of the Federal Home Loan Bank’s rate matching to the duration of the lease (over-collateralized borrowing rate) and the offering rate of the Company’s most recent subordinated debt offering in June of 2016. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used. For the Company’s only finance lease that commenced December 2018, the Company utilized its blended rate calculation based on the term of the lease.

Weighted-average remaining lease term	March 31, 2019
Operating leases	14.8 years
Finance lease	11.9 years

Weighted-average discount rate
Operating leases	5.49%
Finance lease	5.48%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease costs
Operating lease cost	$1,262
Variable lease cost	99
Short-term lease cost	24
Finance lease cost
Interest on lease liabilities(1)	41
Amortization of right-of-use asset	50
Total lease cost	$1,476
(1)	Included in other borrowings interest expense in the Company's consolidated statement of income. All other lease costs in this table are included in net occupancy expense.

Rent expense related to leases during the three months ended March 31, 2018, was $1,228.

Other supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,138
Operating cash flows from finance leases	41
Financing cash flows from finance leases	27

Future minimum payments for a finance lease and operating leases with initial or remaining terms of one year of more as of March 31, 2019.

Twelve Months Ended:	Finance	Operating
2020	$273	$4,794
2021	277	4,868
2022	281	4,865
2023	285	4,853
2024	289	4,903
Thereafter	3,059	34,946
Total future minimum lease payments	$4,464	$59,229
Less: Imputed interest	(1,441)	(16,066)
Total lease liabilities	$3,023	$43,163

Future minimum payments for a finance lease and operating leases with initial or remaining terms of one year of more as of December 31, 2018.

Twelve Months Ended:	Finance	Operating
2019	$272	$4,841
2020	276	4,849
2021	280	4,871
2022	284	4,856
2023	288	4,885
Thereafter	3,133	36,178
Total future minimum lease payments	$4,533	$60,480

NOTE 6—SHARE-BASED PAYMENTS

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,329 and $759 for the three months ended March 31, 2019 and 2018, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $113 and $63 for the three months ended March 31, 2019 and 2018, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan which the Company’s shareholders approved at the 2017 annual meeting of shareholders. On April 12, 2018, the Compensation Committee of the Company’s Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan to make certain changes in response to feedback received from our shareholders. The terms of the Amended and Restated 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The Amended and Restated 2017 Plan provides for authorized shares up to 3,500,000. At March 31, 2019, there were 2,481,835 authorized shares available for issuance under the Amended and Restated 2017 Plan.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected stock price volatility is based on historical volatilities of the Company. The Company uses historical data to estimate option exercise and post-vesting termination behavior.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	March 31, 2019	March 31, 2018
Risk-free interest rate	2.31%	2.49%
Expected term	7 years	7.5 years
Expected stock price volatility	30.44%	32.48%
Dividend yield	0.50%	0.00%

The weighted average fair value of options granted for the three months ended March 31, 2019 and 2018 were $10.01 and $14.77, respectively.

A summary of the activity in the plans for the three months ended March 31, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,807,922	$24.68	6.41	$9,581
Granted	30,000	27.72
Exercised	(35,046)	14.93
Forfeited, expired, or cancelled	—
Outstanding at period end	1,802,876	$24.92	8.11	$7,375
Vested or expected to vest	1,712,732	$24.92	8.11	$7,006
Exercisable at period end	843,174	$14.02	7.96	$10,567

	For the Three Months Ended March 31,
	2019	2018
Stock options exercised:
Intrinsic value of options exercised	$623	$511
Cash received from options exercised	524	220
Tax benefit realized from option exercises	113	63

As of March 31, 2019 and 2018, there was $5,306 and $5,708, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of activity for non-vested restricted share awards for the three months ended March 31, 2019 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2018	176,516	$31.07
Granted	1,255	31.87
Vested	(10,421)	31.09
Forfeited	(47)	32.95
Non-vested at March 31, 2019	167,303

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2019 and 2018, there was $2,028 and $1,580, respectively, of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Basel III rules additionally provide for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement was phased in beginning January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% in January 2019.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of March 31, 2019, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of March 31, 2019 and December 31, 2018 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Company-Level
Company common equity Tier 1 capital to RWA	$369,202	11.3%	$146,855	4.5%	N/A	N/A
Company Total Capital to RWA	$455,881	14.0%	$261,076	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$369,202	11.3%	$195,807	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$369,202	8.8%	$168,498	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$425,528	13.0%	$146,869	4.5%	$212,144	6.5%
Bank Total Capital to RWA	$453,469	13.9%	$261,101	8.0%	$326,376	10.0%
Bank Tier 1 (Core) Capital to RWA	$425,528	13.0%	$195,825	6.0%	$261,101	8.0%
Bank Tier 1 (Core) Capital to average assets	$425,528	10.1%	$168,318	4.0%	$210,397	5.0%
December 31, 2018
Company-Level
Company common equity Tier 1 capital to RWA	$367,096	12.2%	$135,598	4.5%	N/A	N/A
Company Total Capital to RWA	$449,325	14.9%	$241,064	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$367,096	12.2%	$180,798	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$367,096	8.8%	$167,553	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$421,335	14.0%	$135,613	4.5%	$195,886	6.5%
Bank Total Capital to RWA	$444,871	14.8%	$241,090	8.0%	$301,363	10.0%
Bank Tier 1 (Core) Capital to RWA	$421,335	14.0%	$180,818	6.0%	$241,090	8.0%
Bank Tier 1 (Core) Capital to average assets	$421,335	10.1%	$167,420	4.0%	$209,275	5.0%

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

NOTE 8—DERIVATIVES INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities.

During 2019, the Company entered into sixteen swap transactions with a notional amount of $101.2 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.

A summary of the Company's fair value hedge relationships as of March 31, 2019 are as follows (in thousands):

					March 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivative
Interest rate swap agreements - securities	Other liabilities	7.59	2.528%	3 month LIBOR	$101,205	$(1,118)

There were no fair value hedge relationships as of December 31, 2018.

The effects of fair value hedge relationships reported in interest income on securities on the consolidated statements of income for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
Gain (loss) on fair value hedging relationship	2019	2018
Interest rate swap agreements - securities:
Hedged items	$1,118	$-
Derivative designated as hedging instruments	(1,118)	-

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2019:

	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2019	March 31, 2019
Securities available-for-sale	$116,634	$1,118

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

Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded and values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Included in securities is interest rate swap agreements. The carrying amount of the interest rate swap agreements is based on pricing models that utilize observable market inputs (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Other Assets: Included in other assets are certain assets carried at fair value and interest rate locks associated with the mortgage loan pipeline. The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  These assets are valued using similar observable data that occurs in the market. (Level 2).

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

Other Liabilities: The Company has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions and the interest rate locks associated with the funding for its mortgage loan originations.  The fair value of these liabilities is based on pricing models that utilize observable market inputs (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$69,618	$—	$—
U.S. government sponsored entities and agencies	—	1,820	—
Mortgage-backed securities-residential	—	523,458	—
Asset-backed securities	—	25,050	—
Corporate notes	—	17,939	—
State and political subdivisions	—	161,416	—
Total securities available for sale	$69,618	$729,683	$—
Loans held for sale	$—	$21,730	$—
Other assets	$—	$190	$—
Financial Liabilities
Other liabilities	$—	$1,331	$—

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$253,014	$—	$—
U.S. government sponsored entities and agencies	—	21,888	—
Mortgage-backed securities-residential	—	580,699	—
Asset-backed securities	—	24,844	—
Corporate notes		12,424
State and political subdivisions	—	137,799	—
Total securities available for sale	$253,014	$777,654	$—
Loans held for sale	$—	$11,103	$—
Other assets	$—	$206	$—
Financial Liabilities
Other liabilities	$—	$129	$—

As of March 31, 2019, the unpaid principal balance of loans held for sale was $21,079 resulting in an unrealized gain of $651 included in mortgage banking revenue. As of December 31, 2018, the unpaid principal balance of loans held for sale was $10,722, resulting in an unrealized gain of $381 included in mortgage banking revenue. For the three months ended March 31, 2019 and 2018, the change in fair value related to loans held for sale, which is included in mortgage banking revenue, was $270 and ($26), respectively. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2019 and December 31, 2018.

There were no transfers between level 1 and 2 during 2019 or 2018.

Assets measured at fair value on a non-recurring basis are summarized below:

There were six collateral-dependent impaired loans carried at fair value of $5,722 as of March 31, 2019. The level 3 fair value measurement for these assets measured at fair value on a non-recurring basis used the income approach with an adjustment for differences in net operating income expectations based on an unobservable input of earnings before interest, tax, depreciation and amortization (EBITDA). There was one collateral-dependent impaired loan carried at fair value of $150 as of December 31, 2018. For the three months ended March 31, 2019, $3,455 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral. For the three months ended March 31, 2018, $0 in additional provision for loan losses was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $0 as of March 31, 2019 and December 31, 2018, respectively. There were no properties at March 31, 2019 or 2018 that had required write-downs to fair value.

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at March 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$300,113	$300,113	$—	$—	$300,113
Certificates of deposit held at other financial institutions	3,595	—	3,601	—	3,601
Securities available for sale	799,301	69,618	729,683	—	799,301
Securities held to maturity	118,831	—	118,866	—	118,866
Loans held for sale	21,730	—	21,730	—	21,730
Net loans	2,779,520	—	—	2,781,888	2,781,888
Servicing rights, net	3,366	—	—	4,329	4,329
Other assets	190	—	190	—	190
Accrued interest receivable	14,232	140	5,151	8,941	14,232
Financial liabilities
Deposits	$3,315,843	$2,201,698	$1,112,151	$—	$3,313,849
Federal Home Loan Bank advances	416,500	—	415,845	—	415,845
Subordinated notes, net	58,738	—	—	60,426	60,426
Other liabilities	1,331	—	1,331	—	1,331
Accrued interest payable	5,041	205	350	4,486	5,041

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$280,212	$280,212	$—	$—	$280,212
Certificates of deposit held at other financial institutions	3,594	—	3,594	—	3,594
Securities available for sale	1,030,668	253,014	777,654	—	1,030,668
Securities held to maturity	121,617	—	118,955	—	118,955
Loans held for sale	11,103	—	11,103	—	11,103
Net loans	2,641,948	—	—	2,622,386	2,622,386
Servicing rights, net	3,403	—	—	4,836	4,836
Other assets	206	—	206	—	206
Accrued interest receivable	13,337	71	5,539	7,727	13,337
Financial liabilities
Deposits	$3,431,807	$2,105,951	$1,319,326	$—	$3,425,277
Federal Home Loan Bank advances	368,500	—	366,786	—	366,786
Subordinated notes, net	58,693	—	—	59,852	59,852
Other liabilities	129	—	129	—	129
Accrued interest payable	4,700	146	3,866	688	4,700

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

(c) Mortgage Servicing Rights: Fair value of mortgage servicing rights is based on valuation models that calculate the present value of estimated net cash flows based on industry market data. The valuation model incorporates assumptions that market participants would use in estimating future net cash flows resulting in a Level 3 classification.

(d) Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Federal Funds Purchased and Repurchase Agreements: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Federal Home Loan Bank Advances: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Subordinated Notes: The fair values of the Company’s subordinated notes are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

	Three Months Ended March 31,
	2019	2018
Basic
Net income available to common shareholders	$2,901	$10,052
Less: earnings allocated to participating securities	(34)	(71)
Net income allocated to common shareholders	$2,867	$9,981
Weighted average common shares outstanding including participating securities	14,561,721	13,249,728
Less: Participating securities	(168,638)	(94,010)
Average shares	14,393,083	13,155,718
Basic earnings per common share	$0.20	$0.76

	Three Months Ended March 31,
	2019	2018
Diluted
Net income allocated to common shareholders	$2,867	$9,981
Weighted average common shares outstanding for basic earnings per common share	14,393,083	13,155,718
Add: Dilutive effects of assumed exercises of stock options	411,747	516,666
Add: Dilutive effects of assumed exercises of stock warrants	—	—
Average shares and dilutive potential common shares	14,804,830	13,672,384
Dilutive earnings per common share	$0.19	$0.73

For three months ended March 31, 2019 and 2018, stock options for 768,458 and 411,279 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 11—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,738 and $58,693 at March 31, 2019 and at December 31, 2018, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended March 31, 2019 and 2018, amortization of issuance costs has amounted to $45 and $45, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (All dollar values in this section are in thousands.)

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019, which includes additional information about critical accounting policies and practices and risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.

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

As of March 31, 2019, we had consolidated total assets of $4,238,436, total loans, including loans held for sale, of $2,801,250, total deposits of $3,315,843 and total equity of $383,514.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 19, 2019. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

Allowance for Loan Losses (ALLL)

The ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan balance has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDR’s) and classified as impaired.

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

TDR’s are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDR’s that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

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

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(Dollar Amounts in Thousands)

Overview

The Company reported net income and net income available to common shareholders of $2,901 and $10,052 for the three months ended March 31, 2019 and 2018, respectively.  Net income available to common shareholders decreased by $7,151 when comparing 2019 with 2018, primarily due to $4,143 related to post employment and retirement expense, along with $3,486 related to a specific loan loss provision on a shared national credit (SNC).

Net Interest Income/Margin

Net interest income consists of interest income generated by earning-assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three months ended March 31, 2019 and 2018 totaled $27,420 and $25,116, respectively, an increase of $2,304 or 9.2%. For the three months ended March 31, 2019, interest income increased $9,476 or 24.9% due primarily to growth in the loan portfolio. For the three months ended March 31, 2019, interest expense increased $7,172 or 55.5% due primarily to increases in interest rates paid on deposits.

Interest-earning assets averaged $4,044,231 and $3,867,957 during the three months ended March 31, 2019 and 2018, respectively, an increase of $176,274, or 4.6%. This increase was primarily due to growth in average loans of $466,214, which was offset by decreases in securities and federal funds sold and other of $187,947 and $106,488, respectively, when comparing the three months ended March 31, 2019 with the same period in 2018.

When comparing the three months ended March 31, 2019 and 2018, the yield on average interest earning assets, adjusted for tax equivalent yield, increased 76 basis points in 2019 to 4.82% compared to 4.06% for the same period during 2018. For the three months ended March 31, 2019, the tax equivalent yield on loans was 5.61%, and for the three months ended March 31, 2018, the tax equivalent yield on loans was 5.07%. The primary driver for the increase in yields on loans was the increase in market interest rates when compared to the same quarter in the previous year.

Interest-bearing liabilities averaged $3,490,227 during the three months ended March 31, 2019, compared to $3,371,827 for the same period in 2018, an increase of $118,400, or 3.5%. Total average interest-bearing deposits grew $71,408, or 2.4%, including an increase in average money market deposit accounts of $248,369, offset by decreases in average interest checking ($61,236), average savings deposits ($9,833) and average time deposits ($105,892) for the three months ended March 31, 2019, as compared to the same period during 2018. Average FHLB advances also increased by $68,044 when comparing the three months ended March 31, 2019 with the same period in 2018.

When comparing the three months ended March 31, 2019 and 2018, the cost of average interest-bearing liabilities increased 78 basis points to 2.34% from 1.56%. The increase was due to rate increases for interest-bearing deposits, FHLB advances and federal funds purchased.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three months ended March 31, 2019 and 2018:

Average Balances—Yields & Rates (7)

(Dollars are in thousands)

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,764,675	$38,238	5.61%	$2,299,219	$28,732	5.07%
Loans held for sale	9,438	115	4.94	8,680	73	3.41
Securities:
Taxable	919,549	6,394	2.82	1,059,989	6,111	2.34
Tax-exempt(6)	181,699	1,990	4.44	229,206	2,592	4.59
Restricted equity securities	22,375	334	6.05	18,658	274	5.96
Certificates of deposit at other financial institutions	3,592	20	2.26	2,814	12	1.73
Federal funds sold and other(2)	142,903	967	2.74	249,391	942	1.53
TOTAL INTEREST EARNING ASSETS	$4,044,231	$48,058	4.82%	$3,867,957	$38,736	4.06%
Allowance for loan and lease losses	(24,054)			(21,683)
All other assets	200,078			125,590
TOTAL ASSETS	$4,220,255			$3,971,864
LIABILITIES & EQUITY
Deposits:
Interest checking	$857,096	$4,420	2.09%	$918,332	$3,166	1.40%
Money market	992,842	5,979	2.44	744,473	2,600	1.42
Savings	40,609	28	0.28	50,442	38	0.31
Time deposits	1,165,666	6,563	2.28	1,271,558	4,839	1.54
Federal Home Loan Bank advances	364,711	1,918	2.13	296,667	1,110	1.52
Federal funds purchased and other(3)	10,594	72	2.76	31,823	96	1.22
Subordinated notes and other borrowings	58,709	1,123	7.76	58,532	1,082	7.50
TOTAL INTEREST BEARING LIABILITIES	$3,490,227	$20,103	2.34%	$3,371,827	$12,931	1.56%
Demand deposits	291,176			286,918
Other liabilities	61,736			13,279
Total equity	377,116			299,840
TOTAL LIABILITIES AND EQUITY	$4,220,255			$3,971,864
NET INTEREST SPREAD(4)			2.48%			2.50%
NET INTEREST INCOME		$27,955			$25,805
NET INTEREST MARGIN(5)			2.80%			2.71%

(1)	Loan balances include loans held in the Bank’s portfolio and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2019 versus March 31, 2018
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,819	$3,687	$9,506
Loans held for sale	6	36	42
Securities
Taxable	(810)	1,093	283
Tax-exempt	(538)	(64)	(602)
Restricted equity securities	55	5	60
Certificates of deposit at other financial institutions	3	5	8
Federal funds sold and other	(402)	427	25
TOTAL INTEREST INCOME	$4,133	$5,189	$9,322
INTEREST EXPENSE
Deposits
Interest checking	$(211)	$1,465	$1,254
Money market accounts	870	2,509	3,379
Savings	(8)	(2)	(10)
Time deposits	(402)	2,126	1,724
Federal Home Loan Bank advances	255	553	808
Fed funds purchased and other borrowed funds	(64)	40	(24)
Subordinated Notes and other borrowings	3	38	41
TOTAL INTEREST EXPENSE	$443	$6,729	$7,172
NET INTEREST INCOME	$3,690	$(1,540)	$2,150

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an ALLL that, in management’s evaluation, should be adequate to provide coverage for probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

The provision for loan losses was  $5,055 and $573 for the three months ended March 31, 2019 and 2018, respectively. The higher provision for the three months ended March 31, 2019 compared to the same period in 2018 is based on the Company’s analysis of its ALLL which, based on the loan portfolio’s risk profile driven primarily by a specific reserve of $3,455 related to a SNC relationship, and comparatively higher loan growth, resulted in more provision being recorded. Nonperforming loans at March 31, 2019 totaled $11,904 compared to $5,696 at December 31, 2018, representing 0.42% and 0.22% of total loans for the respective periods.

Non-Interest Income

Non-interest income for the three months ended March 31, 2019 was $3,486 compared to $3,456 for the same period in 2018. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended March 31,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Service charges on deposit accounts	$74	$42	$32	76.2%
Other service charges and fees	757	751	6	0.8
Mortgage banking revenue	1,672	1,549	123	7.9
Wealth management	627	704	(77)	(10.9)
Gain on sale or call of securities	149	—	149	NM
Net (loss) gain on sale of loans	(217)	9	(226)	(2,511.1)
Net gain on sale of foreclosed assets	4	3	1	33.3
Other	420	398	22	5.5
Total non-interest income	$3,486	$3,456	$30	0.9%

Mortgage banking revenue increased $123 for the three months ended March 31, 2019. The increase was due to the volume of mortgage loans originated, the sales related to those loans, and more favorable market rates in 2019, which resulted in favorable fair value adjustments on mortgage derivatives.

The decrease in (loss) gain on sale of loans is attributable to the sale of a Shared National Credit relationship during the three months ended March 31, 2019.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2019 was $22,616 compared to $15,488 for the same period in 2018. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended March 31,		$ Increase	% Increase
	2019	2018
Salaries and employee benefits	$14,743	$9,188	$5,555	60.5%
Occupancy and equipment	3,113	2,594	519	20.0
FDIC assessment expense	990	660	330	50.0
Marketing	319	280	39	13.9
Professional fees	923	869	54	6.2
Amortization of core deposit intangible	145	104	41	39.4
Other	2,383	1,793	590	32.9
Total non-interest expense	$22,616	$15,488	$7,128	46.0%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three months ended March 31, 2019, in comparison with the same periods of 2018, were in salaries and employee benefits, occupancy and equipment, professional fees, and other non-interest expense.

Salaries and employee benefits increased $5,555, or 60.5%, when comparing the three months ended March 31, 2019 with the same period in 2018. The increase is primarily due to $4,143 in post employment and retirement expenses. In addition, stock-based compensation expense increased $569 for the three months ended March 31, 2019 in comparison with the same period in 2018.

Occupancy and equipment expense increased $519, or 20.0%, when comparing the three months ended March 31, 2019 with the same period in 2018. The variance for the three months ended March 31, 2019 versus the three months ended March 31, 2018 is primarily attributable to increases in building rent expense of $158, software maintenance fees of $244, and other furniture, fixture & equipment expense $60.

The Company’s FDIC assessment expense increased $330, or  50.0%, when comparing the three months ended March 31, 2019 with the same period in 2018. The increase in comparing the three months ended March 31, 2019 to March 31, 2018 is due to asset growth.

Professional fees increased $54, or 6.2%, when comparing the three months ended March 31, 2019 with the same period in 2018. The increase when comparing the three months ended March 31, 2019 with the same period in 2018 is due to increases in other professional fees $9 and legal fees $86.

For the three months ended March 31, 2019, other non-interest expense increased $590, or 32.9%, when compared to the three months ended March 31, 2018. The increase in other non-interest expense for the three months ended March 31, 2019 versus March 31, 2018 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: director fees of $44 and ATM Network Expense of $69.

Income Tax Expense

The Company recognized income tax expense for the three months ended March 31, 2019 of  $334, compared to $2,459 for the three months ended March 31, 2018. The Company’s quarter-to-date income tax expense for the period ended March 31, 2019 reflects an effective income tax rate of 10.3%, which is a significant decrease compared to 19.7% for the same period in 2018 resulting from the Company’s participation in Tennessee’s Community Investment Tax Credit (CITC) program and due to the current quarter’s $4.1 million related to post employment and retirement expenses, along with $3.5 million related to a specific loan loss provision on a shared national credit (SNC).

COMPARISON OF BALANCE SHEETS AT March 31, 2019 and December 31, 2018

Overview

The Company’s total assets decreased by  $11,003, or  0.3%, from December 31, 2018 to March 31, 2019. The decrease in total assets has primarily been the result of the continued balance sheet rotation and optimization strategies and the planned sales of investment securities during the three months ended March 31, 2019 offset by organic growth in the loan portfolio.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2019 and December 31, 2018 were $2,807,377 and $2,665,399, respectively, an increase of $141,978, or 5.3%. As a percentage of total assets, total loans, net of deferred fees, at March 31, 2019 and December 31, 2018 were 66.2% and 62.7% of total assets, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to develop new relationships and broaden its presence in its primary markets in Middle Tennessee which include, Williamson County, Davidson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	March 31, 2019		December 31, 2018
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans, excluding purchased credit impaired (“PCI”) loans
Real estate:
Construction and land development	$581,340	20.7%	$584,440	21.9%
Commercial	893,491	31.8	802,260	30.1
Residential	694,190	24.7	682,806	25.6
Commercial and industrial	635,417	22.5	590,854	22.1
Consumer and other	4,447	0.2	5,568	0.2
Total loans—gross, excluding PCI loans	2,808,885	99.9	2,665,928	99.9
Total PCI loans	2,020	0.1	2,015	0.1
Total gross loans	2,810,905	100.0%	2,667,943	100.0%
Less: deferred loan fees, net	(3,528)		(2,544)
Allowance for loan losses	(27,857)		(23,451)
Total loans, net allowance for loan losses	$2,779,520		$2,641,948

The table below provides a summary of the Share National Credit portfolio for the periods noted.

Shared National Credit ("SNC"s) and Healthcare Portfolios	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	QoQ Growth*	YoY Growth
Total SNC	$229,608	$249,033	$162,588	$155,798	$117,721	(31.6%)	95.0%

% of Total loans held for investment	8.2%	9.3%	6.4%	6.3%	5.1%

Healthcare	$318,020	$290,464	$285,284	$257,225	$199,425	38.5%	59.5%
SNC	107,156	123,097	103,772	107,894	89,162	(52.5%)	20.2%
Non-SNC	210,864	167,367	181,512	149,331	110,263	105.4%	91.2%

*Annualized

The discussion in the following paragraphs includes the PCI loans in the breakdown of the various categories of loans.

Total gross loans increased 5.3% during the first three months ended March 31, 2019, due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 4.8% with growth occurring in the residential real estate 1.7% and commercial real estate 11.4%  segments. The Company also experienced an increase of 7.5% in the commercial and industrial segment during the three months ended March 31, 2019.

Real estate loans, including $74 of PCI loans, comprised 77.2% of the loan portfolio at March 31, 2019. The largest portion of the real estate segments as of March 31, 2019, was commercial real estate loans, which totaled 41.2% of real estate loans. Commercial real estate loans totaled $893,490 at March 31, 2019, and comprised 31.8% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and other properties.

Construction and land development loans totaled $581,340 at March 31, 2019, and comprised 26.8% of total real estate loans and 20.7% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $694,264 and comprised 32.0% of real estate loans and 24.7% of total loans at March 31, 2019.

Commercial and industrial loans totaled $637,363 at March 31, 2019 which includes $1,946 of PCI loans. Loans in this classification comprised 22.7% of total loans at March 31, 2019. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.

The banking agencies define a “Shared National Credit” (SNC) as any loan extended to a borrower which aggregates $100 million or more and is shared by three or more banks. The SNC portfolio totaled $229,608 at March 31, 2019, decreasing $19,425, or 31.6%, from $249,033 at December 31, 2018. All of the outstanding balance of SNCs was included in the commercial and industrial portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers and are reviewed at least quarterly for credit quality.

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at March 31, 2019, excluding unearned net fees and costs.

Loan Maturity Schedule

	March 31, 2019
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$300,870	$146,717	$133,753	$581,340
Commercial	52,879	258,502	582,109	893,490
Residential	43,045	164,953	486,266	694,264
Commercial and industrial	75,135	395,320	166,908	637,363
Consumer and other	1,712	2,407	329	4,448
Total	$473,641	$967,899	$1,369,365	$2,810,905
Fixed interest rate	$142,237	$377,726	$420,834	$940,797
Variable interest rate	331,404	590,173	948,531	1,870,108
Total	$473,641	$967,899	$1,369,365	$2,810,905

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

Allowance for Loan Losses (ALLL)

The Company maintains an ALLL that management believes is adequate to absorb the probable incurred losses inherent in the Company’s loan portfolio. The allowance is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs net of recoveries of prior period loan charge-offs. The level of the allowance is determined on a quarterly basis, although management is engaged in monitoring the adequacy of the allowance on a more frequent basis. In estimating the allowance balance, the following factors are considered:

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

In the table below, the components, as discussed above, of the ALLL are shown at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,714,663	$24,233	0.89%	$2,568,930	$23,249	0.91%	$145,733	$984	-2 bps
Non-PCI acquired loans (Note 1)	82,701	169	0.20	91,344	185	0.20	(8,643)	(16)	0 bps
Impaired loans	11,521	3,455	29.99	5,654	17	0.30	5,867	3,438	2969 bps
Non-PCI loans	2,808,885	27,857	0.99	2,665,928	23,451	0.88	142,957	4,406	11 bps
PCI loans	2,020	—	—	2,015	—	—	5	—	—
Total loans	$2,810,905	$27,857	0.99%	$2,667,943	$23,451	0.88%	$142,962	$4,406	11 bps

  (1) Loans acquired are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of March 31, 2019, $169 in ALLL was recorded at March 31, 2019 related to the loans acquired and not otherwise considered PCI.

At March 31, 2019, the ALLL was $27,857, compared to $23,451 at December 31, 2018. The ALLL as a percentage of total loans was 0.99% at March 31, 2019 and 0.88% at December 31, 2018. The Company’s loan growth and management’s evaluation of the risk profile, combined with recent developments in one SNC relationship during the first quarter of 2019 are the primary reasons for the increase in the allowance amount.

The table below sets forth the activity in the ALLL for the periods presented.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Beginning balance	$23,451	$21,247
Loans charged-off:
Construction & land development	—	39
Commercial real estate	—	—
Residential real estate	15	7
Commercial & industrial	568	49
Consumer & other	70	11
Total loans charged-off	653	106
Recoveries on loans previously charged-off:
Construction & land development	—	—
Commercial real estate	—	—
Residential real estate	2	19
Commercial & industrial	—	—
Consumer & other	2	5
Total loan recoveries	4	24
Net charge-offs	(649)	(82)
Provision for loan losses charged to expense	5,055	573
Total allowance at end of period	$27,857	$21,738
Total loans, gross, at end of period(1)	$2,810,905	$2,312,243
Average gross loans(1)	$2,764,675	$2,301,054
Allowance to total loans	0.99%	0.94%
Net charge-offs (recoveries) to average loans, annualized	0.10%	0.01%

(1) Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2019		December 31, 2018
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$4,680	20.7%	$4,743	21.9%
Commercial	7,118	31.8	6,725	30.1
Residential	4,726	24.7	4,743	25.6
Total real estate	16,524	77.2	16,211	77.6
Commercial and industrial	11,283	22.6	7,166	22.2
Consumer and other	50	0.2	74	0.2
	$27,857	100.0%	$23,451	100.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus OREO (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). Loans are placed on non-accrual status when they are past due 90 days and / or management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of March 31, 2019 totaled $11,724. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest which totaled $180 at March 31, 2019. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2019	December 31, 2018
Non-accrual loans	$11,724	$5,488
Past due loans 90 days or more and still accruing interest	180	208
Total non-performing loans	11,904	5,696
Foreclosed real estate and repossessed assets	-	-
Total non-performing assets	11,904	5,696
Total non-performing loans as a percentage of total loans	0.42%	0.21%
Total non-performing assets as a percentage of total assets	0.28%	0.13%
Allowance for loan losses as a percentage of non-performing loans	234%	412%

As of March 31, 2019, there were 13 loans on non-accrual status. The amount and number are further delineated by collateral segment and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$583	5.0%	1
Commercial real estate	153	1.3	1
Residential real estate	1,811	15.4	6
Commercial & industrial	9,177	78.3	5
Consumer	—	—	—
Total non-accrual loans	$11,724	100.0%	13

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, totaled  $799,301 at March 31, 2019, compared to $1,030,668 at December 31, 2018, a decrease of $231,367, or 22.4%. The decrease in available-for-sale securities was primarily attributed to security sales during the first three months of 2019.

Held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled  $118,831 at March 31, 2019, compared to $121,617 at December 31, 2018, a decrease of $2,786, or 2.3%. The decrease is attributable to securities that matured or had principal pay downs during the first three months of 2019.

The combined securities portfolios represented 21.7% and 27.1% of total assets at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of  $22,803 and $21,831 at March 31, 2019 and December 31, 2018, respectively, primarily consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (required as members of the Federal Reserve Bank System (FRB) and the Federal Home Loan Bank System (FHLB)). The FHLB and FRB investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled  $12,682 at March 31, 2019 compared to $12,371 at December 31, 2018, an increase of $311, or 2.5%. The increase is primarily attributed to an increase of $389 in leasehold improvements net of depreciation related to several of the Company’s locations.

Deposits

At March 31, 2019, total deposits were $3,315,844, an increase of  $115,963, or 3.4%, compared to $3,431,807 at December 31, 2018. Included in the Company’s funding strategy are brokered deposits, public funds deposits and reciprocal deposits. Total brokered deposits decreased $79,112, or 9.9%, to $718,683 at March 31, 2019, when compared with $797,795 at December 31, 2018, which reflects the Company’s strategy to reduce its dependence on non-core funding. Public funds deposits decreased $153,904, or 19.7%, to $628,985 at March 31, 2019 when compared with $782,889 at December 31, 2018 due to the Company’s strategy to redirect some of the Company’s local government customers into the reciprocal account relationships, thereby decreasing the Company’s requirements to collateralize those public funds deposits.  As a result, reciprocal deposits increased $122,509, or 39.2%, to $435,191 at March 31, 2019.

Time deposits, excluding brokered deposits and public funds, as of March 31, 2019, amounted to $412,650, compared to $532,445 as of December 31, 2018, a decrease of $119,795, or 22.5%.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

March 31, 2019
Three months or less	$178,399
Three through six months	74,839
Six through twelve months	58,875
Over twelve months	150,667
Total	$462,780

Federal Funds Purchased and Repurchase Agreements

The Company had no federal funds purchased from correspondent banks or repurchase agreements as of March 31, 2019 and December 31, 2018.

Federal Home Loan Bank Advances

The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At March 31, 2019 and at December 31, 2018, advances totaled  $416,500 and $368,500, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2019	$261,500	2.30%
2020	155,000	2.41%
Total	$416,500	2.34%

Subordinated Notes

At March 31, 2019, the Company’s subordinated notes, net of issuance costs, totaled  $58,738, compared with  $58,693 at December 31, 2018. For more information related to the subordinated notes and the related issuance costs, please see Note 11 of the consolidated financial statements.

Liquidity

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost-effectively and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, management focuses on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet the Company’s needs. Our source of funds to pay interest on our March 2016 Subordinated Notes and June 2016 Subordinated Notes is generally in the form of a dividend from the Bank to the Company, or those payments may be serviced from cash balances held by the Company. The Bank’s ability to pay a dividend may be restricted due to regulatory requirements as well as the Bank’s future earnings and capital needs.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of March 31, 2019,  $799,301 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another  $118,831 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $711,826 of the total  $918,132 investment securities portfolio on hand at March 31, 2019, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of March 31, 2019, the Company’s equity was $383,514, as compared with $372,833 as of December 31, 2018. The increase in equity was due to the Company’s earnings of $2,901 in the first quarter of 2019, the increase in common stock of $1,853, offset by the $8,754 decrease in the valuation of available-for-sale securities.

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At March 31, 2019, the Company had unfunded loan commitments outstanding of $49,565, unused lines of credit of $751,601, and outstanding standby letters of credit of $40,461.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	March 31, 2019	December 31, 2018	Sept 30, 2018	June 30, 2018	Mar 31, 2018
Total shareholders’ equity	$383,421	$372,740	$356,074	$348,059	$304,762
Less: Preferred stock	—	—	—	—	—
Total common shareholders’ equity	383,421	372,740	356,074	348,059	304,762
Common shares outstanding	14,574,339	14,538,085	14,525,351	14,480,240	13,258,142
Book value per share	$26.31	$25.64	$24.51	$24.04	$22.99
Total common shareholders’ equity	383,421	372,740	356,074	348,059	304,762
Less: Goodwill and other intangible assets	19,020	19,128	19,327	19,499	10,074
Tangible common shareholders’ equity	$364,401	$353,612	$336,747	$328,560	$294,688
Common shares outstanding	14,574,339	14,538,085	14,525,351	14,480,240	13,258,142
Tangible book value per share	$25.00	$24.32	$23.18	$22.69	$22.23
Average total common equity	377,116	299,840	351,293	340,175	299,840
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	19,109	19,268	19,433	19,860	10,136
Average tangible common shareholders’ equity	$358,007	$280,572	$331,860	$320,315	$289,704
Net income available to common shareholders	2,901	3,743	10,549	10,161	10,052
Average tangible common equity	358,007	325,012	331,860	320,315	289,704
Return on average tangible common equity	3.3%	4.6%	12.6%	12.7%	14.1%
Efficiency Ratio:
Net interest income	$27,420	$26,920	$26,562	$26,905	$25,116
Noninterest income	3,486	(383)	3,442	4,147	3,456
Operating revenue	30,906	26,537	30,004	31,052	28,572
Expense
Total noninterest expense	22,616	21,689	18,251	18,050	15,488
Efficiency ratio	73.2%	81.7%	60.8%	58.1%	54.2%

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Income Statement Data ($):
Interest income	47,523	46,046	43,717	42,136	38,047
Interest expense	20,103	19,125	17,155	15,231	12,931
Net interest income	27,420	26,921	26,562	26,905	25,116
Provision for loan losses	5,055	975	136	570	573
Noninterest income (expense)	3,486	(384)	3,442	4,147	3,456
Noninterest expense	22,616	21,689	18,251	18,050	15,488
Net income before taxes	3,235	3,873	11,617	12,432	12,511
Income tax expense	334	122	1,068	2,263	2,459
Net income	2,901	3,743	10,549	10,161	10,052
Earnings before interest and taxes	23,338	23,048	28,722	27,663	25,442
Net income available to common shareholders	2,901	3,743	10,549	10,161	10,052
Weighted average diluted common shares	14,804,830	14,821,540	14,903,751	14,814,059	13,672,384
Earnings per share, basic	0.20	0.26	0.73	0.71	0.76
Earnings per share, diluted	0.19	0.25	0.70	0.68	0.73
Dividend per share	0.04	—	—	—	—
Profitability (%)
Return on average assets	0.28	0.35	1.01	0.98	1.03
Return on average equity	3.1	4.1	11.9	12.0	13.6
Return on average tangible common equity(3)	3.3	4.6	12.6	12.7	14.1
Efficiency ratio(3)	73.2	81.7	60.8	58.1	54.2
Net interest margin(1)	2.80	2.69	2.70	2.74	2.71
Balance Sheet Data ($):
Loans (including HFS)	2,829,107	2,676,502	2,564,684	2,488,862	2,322,889
Loan loss reserve	27,857	23,451	22,479	22,341	21,738
Cash	300,113	280,212	144,660	176,870	246,164
Securities	918,132	1,152,285	1,319,774	1,357,918	1,399,801
Goodwill	18,176	18,176	18,176	18,176	9,124
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	844	952	1,151	1,323	950
Assets	4,238,436	4,249,439	4,167,813	4,165,238	4,083,663
Deposits	3,315,843	3,431,807	3,371,550	3,398,025	3,355,153
Liabilities	3,854,922	3,876,606	3,811,636	3,817,076	3,778,798
Total shareholders' equity	383,421	372,740	356,074	348,059	304,865
Total equity	383,514	372,833	356,177	348,162	304,762
Tangible common equity(3)	364,401	353,612	336,747	328,560	294,688
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.42	0.21	0.16	0.14	0.15
Nonperforming assets / (total loans(2) + foreclosed assets)	0.42	0.21	0.23	0.21	0.22
Loan loss reserve / total loans(2)	0.99	0.88	0.88	0.90	0.94
Net charge-offs (recoveries) / average loans	0.10	0.00	0.00	0.00	0.01
Capital (%)
Tangible common equity to tangible assets(3)	8.6	8.4	8.1	7.9	7.2
Leverage ratio	8.8	8.8	8.7	8.3	7.8
Common Equity Tier 1 ratio	11.3	12.2	12.2	12.1	11.5
Tier 1 risk-based capital ratio	11.3	12.2	12.2	12.1	11.5
Total risk-based capital ratio	14.0	14.9	15.0	15.0	14.4

(1)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended March 31, 2019, net interest income was estimated to decrease 1.40% and 3.63% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 0.84% and 2.58% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of March 31, 2019.

Projected Interest Rate Change	Net Interest Income $	Net Interest Income $ Change from Base	% Change from Base
-200	110,455	2,783	2.58%
-100	108,577	905	0.84%
Base	107,672	—	0.00%
+100	106,162	(1,510)	(1.40%)
+200	103,761	(3,911)	(3.63%)
+300	101,128	(6,544)	(6.08%)
+400	98,589	(9,083)	(8.44%)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 19, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Nolensville Lease

On May 6, 2019, the Bank and Nolensville Real Estate Partners, LLC entered into a Triple Net Office Lease Agreement (the “Lease”) related to the relocation of the Bank’s Nolensville, Tennessee branch, which is currently located at 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135, to the premises subject to the Lease, which is located at 7216 Nolensville Road, Suite 100, Nolensville, Tennessee 37135. Nolensville Real Estate Partners, LLC is an affiliate of Henry W. Brockman, Jr. and Dr. David H. Kemp, each of whom are directors of the Company and the Bank. The Lease has a term of 15 years, which the Bank has the option to renew for two successive five year periods, and provides for monthly rent payments of $9,453 per month for the first year of the term of the Lease, subject to annual adjustments thereafter.

Executive Officer Resignation

On May 7, 2019, Sally E. Bowers entered into a Severance Agreement and General Release with the Bank, pursuant to which Ms. Bowers resigned from her position as Executive Vice President, Chief Mortgage Officer of the Bank, effective May 10, 2019. The Severance Agreement provides that Ms. Bowers will receive, in exchange for her release of all potential claims against the Company, and in accordance with the terms of her Confidentiality, Non-Competition, and Non-Solicitation Agreement dated as of January 29, 2014, a payment of (i) $132,934, which is equal to 12 months of Ms. Bowers’ current base pay, and (ii) $6,866.21, which is equal to one times the average cash incentive bonus pay earned by Ms. Bowers based on the last three years, in each case payable in bi-monthly installments. In addition, all of Ms. Bowers' outstanding, unvested equity awards will become fully vested on May 10, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Executive Transition Agreement dated March 8, 2019, between Franklin Financial Network, Inc., Franklin Synergy Bank, and Richard E. Herrington (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on March 8, 2019).

10.2*	Triple Net Office Lease Agreement, by and between Nolensville Real Estate Partners, LLC and Franklin Synergy Bank, on May 6, 2019.

10.3*	Severance Agreement and General Release, by and between Franklin Synergy Bank and Sally Bowers, dated May 7, 2019.

10.4*	Commencement Agreement, by and between South Royal Oaks Partners, LLC and Franklin Synergy Bank, dated December 8, 2018.

10.5*	Commencement Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank, dated January 1, 2019.

10.6*	Commencement Agreement, by and between 204 9th Avenue Partners, LLC and Franklin Synergy Bank, dated February 14, 2019.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101*	Interactive Data Files.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Financial Network, INC.

May 9, 2019	By:	/s/ Christopher J. Black
Christopher J. Black Executive Vice President and Chief Financial Officer
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)