Form 10-Q
period 2019-06-30
Franklin Financial Network Inc.
filed 2019-08-06
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 1, 2019, was 14,624,960.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from financial institutions	$150,721	$280,212
Certificates of deposit at other financial institutions	3,840	3,594
Securities available for sale	715,132	1,030,668
Securities held to maturity (fair value 2019—$120,809 and 2018—$118,955)	118,963	121,617
Loans held for sale, at fair value	27,093	11,103
Loans held for investment	2,880,433	2,665,399
Allowance for loan losses	(27,443)	(23,451)
Net loans	2,852,990	2,641,948
Restricted equity securities, at cost	24,842	21,831
Premises and equipment, net	12,948	12,371
Accrued interest receivable	14,281	13,337
Bank owned life insurance	55,989	55,239
Deferred tax asset	10,451	13,189
Servicing rights, net	3,299	3,403
Goodwill	18,176	18,176
Core deposit intangible, net	675	952
Other assets	62,571	21,799
Total assets	$4,071,971	$4,249,439
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$334,802	$290,580
Interest bearing	2,811,843	3,141,227
Total deposits	3,146,645	3,431,807
Federal Home Loan Bank advances	396,500	368,500
Subordinated notes, net	58,782	58,693
Accrued interest payable	4,312	4,700
Other liabilities	72,123	12,906
Total liabilities	3,678,362	3,876,606
Commitments and Contingencies (Note 9)
Equity
Preferred stock, no par value: 1.0 million shares authorized; no shares outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value: 30.0 million authorized; 14.6 million and 14.5 million issued and outstanding at June 30, 2019 and December 31, 2018, respectively	268,505	264,905
Retained earnings	127,840	123,176
Accumulated other comprehensive loss	(2,829)	(15,341)
Total shareholders’ equity	393,516	372,740
Non-controlling interest in consolidated subsidiary	93	93
Total equity	393,609	372,833
Total liabilities and equity	$4,071,971	$4,249,439

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income and dividends
Loans, including fees	$40,202	$32,312	$78,540	$61,105
Securities:
Taxable	4,614	6,905	11,008	13,016
Tax-Exempt	1,410	1,929	2,880	3,844
Dividends on restricted equity securities	350	329	684	603
Federal funds sold and other	877	661	1,864	1,615
Total interest income	47,453	42,136	94,976	80,183
Interest expense
Deposits	16,679	12,604	33,669	23,247
Federal funds purchased and repurchase agreements	90	131	162	227
Federal Home Loan Bank advances and other borrowings	2,237	1,414	4,196	2,524
Subordinated notes	1,082	1,082	2,164	2,164
Total interest expense	20,088	15,231	40,191	28,162
Net interest income	27,365	26,905	54,785	52,021
Provision for loan losses	7,031	570	12,086	1,143
Net interest income after provision for loan losses	20,334	26,335	42,699	50,878
Noninterest income
Service charges on deposit accounts	77	51	151	93
Other service charges and fees	903	823	1,660	1,574
Mortgage banking revenue	2,473	2,044	4,145	3,602
Wealth management	673	789	1,300	1,493
Gain on sale or call of securities	367	1	517	1
Net (loss) gain on sale of loans	3	—	(214)	—
Net gain on sale of foreclosed assets	3	3	7	6
Other	424	436	844	834
Total noninterest income	4,923	4,147	8,410	7,603
Noninterest expense
Salaries and employee benefits	11,365	10,268	26,108	19,456
Occupancy and equipment	3,283	2,885	6,396	5,479
FDIC assessment expense	660	778	1,650	1,438
Marketing	301	269	620	549
Professional fees	1,073	1,362	1,996	2,231
Amortization of core deposit intangible	132	182	277	286
Other	2,556	2,306	4,939	4,099
Total noninterest expense	19,370	18,050	41,986	33,538
Income before income tax expense	5,887	12,432	9,123	24,943
Income tax expense	706	2,263	1,040	4,722
Net income	5,181	10,169	8,083	20,221
Earnings attributable to noncontrolling interest	(8)	(8)	(8)	(8)
Net income available to common shareholders	$5,173	$10,161	$8,075	$20,213
Earnings per share:
Basic	$0.35	$0.71	$0.55	$1.46
Diluted	0.34	0.68	0.54	1.41

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,181	$10,169	$8,083	$20,221
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	7,116	(3,774)	19,109	(18,351)
Reclassification adjustment for losses (gains) included in net income	(367)	(1)	(517)	(1)
Tax effect	(1,760)	988	(4,849)	4,796
Net of tax	4,989	(2,787)	13,743	(13,556)
Unrealized gain/loss on cash flow hedge:
Unrealized holding gain (loss)	(1,667)	—	(1,667)	—
Tax effect	436	—	436	—
Net of tax	(1,231)	—	(1,231)	—
Total other comprehensive income (loss)	3,758	(2,787)	12,512	(13,556)
Comprehensive income	$8,939	$7,382	$20,595	$6,665

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended June 30, 2019 and June 30, 2018

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Loss	Interest	Equity
Balance at April 1, 2018	$—	13,258,142	$223,594	$98,723	$(17,555)	$103	$304,865
Exercise of common stock options, includes net settlement of shares	—	135,883	1,717	—	—	—	1,717
Stock based compensation expense, net of restricted share forfeitures	—	—	1,319	—	—	—	1,319
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(2,481)	(45)	—	—	—	(45)
Issuance of restricted stock, net of forfeitures	—	118,306	—	—	—	—	—
Stock issued for acquisition (net of issuance costs)	—	970,390	32,932	—	—	—	32,932
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	10,169	—	—	10,169
Other comprehensive loss	—	—	—	—	(2,787)	—	(2,787)
Balance at June 30, 2018	$—	14,480,240	$259,517	$108,884	$(20,342)	$103	$348,162

Balance at April 1, 2019	$—	14,574,339	$266,758	$123,250	$(6,587)	$93	$383,514
Exercise of common stock options, includes net settlement of shares	—	74,116	753	—	—	—	753
Stock based compensation expense, net of restricted share forfeitures	—	—	1,513	—	—	—	1,513
Issuance of restricted stock, net of forfeitures	—	(988)	—	—	—	—	—
Purchase of treasury stock	—	(19,180)	(519)	—	—	—	(519)
Cash dividends - common stock ($0.04 per share)	—	—	—	(583)	—	—	(583)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	5,181	—	—	5,181
Other comprehensive income	—	—	—	—	3,758	—	3,758
Balance at June 30, 2019	$—	14,628,287	$268,505	$127,840	$(2,829)	$93	$393,609

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2019 and June 30, 2018

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Loss	Interest	Equity
Balance at January 1, 2018	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653
Exercise of common stock options, includes net settlement of shares	—	157,231	1,937	—	—	—	1,937
Stock based compensation expense, net of restricted share forfeitures	—	—	2,078	—	—	—	2,078
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(2,815)	(95)	—	—	—	(95)
Issuance of restricted stock, net of forfeitures	—	118,306	—	—	—	—	—
Stock issued for acquisition (net of issuance costs)	—	970,390	32,932	—	—	—	32,932
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	20,221	—	—	20,221
Other comprehensive loss	—	—	—	—	(13,556)	—	(13,556)
Balance at June 30, 2018	$—	14,480,240	$259,517	$108,884	$(20,342)	$103	$348,162

Balance at January 1, 2019	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833
Cumulative-effect of accounting change	—	—	—	$(2,244)	—	—	(2,244)
Balance at January 1, 2019, adjusted	$—	14,538,085	$264,905	$120,932	$(15,341)	$93	$370,589
Exercise of common stock options, includes net settlement of shares	—	109,162	1,277	—	—	—	1,277
Stock based compensation expense, net of restricted share forfeitures	—	—	2,842	—	—	—	2,842
Issuance of restricted stock, net of forfeitures	—	220	—	—	—	—	—
Purchase of treasury stock	—	(19,180)	(519)	—	—	—	(519)
Cash dividends - common stock ($0.08 per share)	—	—	—	(1,167)	—	—	(1,167)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	8,083	—	—	8,083
Other comprehensive income	—	—	—	—	12,512	—	12,512
Balance at June 30, 2019	$—	14,628,287	$268,505	$127,840	$(2,829)	$93	$393,609

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$8,083	$20,221
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	850	841
Accretion of purchase accounting adjustments	(346)	(610)
Net amortization of securities	3,078	4,073
Amortization of loan servicing right asset	487	441
Amortization of core deposit intangible	277	286
Amortization of debt issuance costs	89	89
Provision for loan losses	12,086	1,143
Deferred income tax benefit	(2,121)	(216)
Excess tax benefit related to stock compensation	(205)	—
Origination of loans held for sale	(208,009)	(184,835)
Proceeds from sale of loans held for sale	197,230	183,113
Loss (gain) on sale of loans held for investment	227	—
Net gain on sale of loans held for sale	(5,594)	(3,380)
Gain on sale of available for sale securities	(517)	(1)
Income from bank owned life insurance	(750)	(762)
Stock-based compensation	2,842	2,078
Deferred gain on sale of loans	(7)	(8)
Deferred gain on sale of foreclosed assets	(7)	(6)
Net change in:
Accrued interest receivable and other assets	4,478	(2,153)
Accrued interest payable and other liabilities	6,875	(3,327)
Net cash from operating activities	19,046	16,987
Cash flows from investing activities
Securities available for sale :
Sales and calls	347,037	—
Purchases	(94,860)	(226,362)
Maturities and prepayments	82,556	87,779
Securities held to maturity :
Purchases	(3,284)	(1,676)
Maturities, prepayments and calls	5,261	6,393
Net change in loans	(241,477)	(118,539)
Proceeds from sale of loans held for investment	18,468	—
Purchase of restricted equity securities	(3,011)	(1,165)
Purchases of premises and equipment, net	(1,427)	(885)
Increase in certificates of deposits at other financial institutions	(246)	—
Purchase of bank owned life insurance	—	(119)
Net cash acquired from acquisition	—	24,660
Net cash from investing activities	109,017	(229,914)
Cash flows from financing activities
(Decrease) increase in deposits	(285,162)	107,635
Increase (decrease) in federal funds purchased and repurchase agreements	—	(30,659)
Proceeds from Federal Home Loan Bank advances	340,000	250,000
Repayment of Federal Home Loan Bank advances	(312,000)	(182,000)
Proceeds from issuance of common stock, net of offering costs	—	(242)
Proceeds from exercise of common stock options	1,277	1,937
Divestment of common stock issued to 401(k) plan	—	(95)
Purchase of treasury stock	(494)	—
Dividends paid on common stock	(1,167)	—
Noncontrolling interest distributions	(8)	(8)
Net cash from financing activities	(257,554)	146,568
Net change in cash and cash equivalents	(129,491)	(66,359)
Cash and cash equivalents at beginning of period	280,212	251,543
Cash and cash equivalents at end of period	$150,721	$185,184
Supplemental information:
Interest paid	$40,579	$27,004
Income taxes paid	6,043	6,632
Non-cash supplemental information:
Fair value of stock and stock options issued related to Civic Bank acquisition	$-	$33,174
Transfers from loans to foreclosed assets	—	350
Establishment of lease liability and right-of use asset	43,723	—
Transfers from securities available for sale to securities held to maturity	$1,206	$—

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.

The guidance requires that a lessee should now recognize lease assets and lease liabilities for operating leases. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provides technical corrections and improvements to ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements” which addresses lessors and clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. The Company adopted ASU 2016-02 on January 1, 2019, elected the optional transition method, and subsequently adopted ASU 2019-01. The Company recorded a right of use asset and lease liability of $43,723. See Note 5 - Leases for more information.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance became effective for the Company on January 1, 2019, and using a modified retrospective transition adoption approach, we recognized a cumulative effect reduction to retained earnings totaling $2,244.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This update expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on the SOFR. Due to concerns about the sustainability of the London Interbank Offered Rate (“LIBOR”), a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the U.S. The committee identified SOFR as the preferred alternative reference rate to LIBOR. The OIS rate based on SOFR was added as a U.S. benchmark interest rate to facilitate broader use in the marketplace and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. The Company adopted the provisions of ASU No. 2018-16 on January 1, 2019, and it did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not currently plan to early adopt this ASU. The following amendments to ASU 2016-13 are also in consideration by the Company: ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The Company is currently gathering information and working to determine the methodology to be used. The Company is gathering as much data as possible to enable review scenarios and to determine which calculations will produce the most reliable results. The Company is still evaluating the impact of this new guidance on our financial statements; however an increase in the overall ALLL is likely upon adoption to provide for expected credit losses over the life of the loan portfolio.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for the Company on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available for sale portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. government sponsored entities and agencies	$1,695	1	(8)	$1,688
Mortgage-backed securities: residential	476,378	1,417	(3,744)	474,051
Mortgage-backed securities: commercial	18,544	275	(120)	18,699
Asset-backed securities	25,746	27	(565)	25,208
Corporate notes	22,360	356	—	22,716
State and political subdivisions	172,585	279	(94)	172,770
Total	$717,308	$2,355	$(4,531)	$715,132

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. Treasury securities	$253,015	$59	$(60)	$253,014
U.S. government sponsored entities and agencies	21,999	1	(112)	21,888
Mortgage-backed securities: residential	596,766	27	(16,094)	580,699
Asset-backed securities	25,744	—	(900)	24,844
Corporate notes	12,480	21	(77)	12,424
State and political subdivisions	141,432	863	(4,496)	137,799
Total	$1,051,436	$971	$(21,739)	$1,030,668

The amortized cost and fair value of the securities held to maturity portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Mortgage backed securities: residential	$74,163	$198	$(1,029)	$73,332
State and political subdivisions	44,800	2,677	—	47,477
Total	$118,963	$2,875	$(1,029)	$120,809
December 31, 2018
Mortgage backed securities: residential	$75,944	$34	$(3,072)	$72,906
State and political subdivisions	45,673	466	(90)	46,049
Total	$121,617	$500	$(3,162)	$118,955

The proceeds from sales and calls of securities available for sale and the associated gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds	$87,424	$1	$347,037	$1
Gross gains	367	1	2,168	1
Gross losses	—	—	(1,651)	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2019
	Amortized Cost	Fair Value
Available for sale
One year or less	$10,502	$10,498
Over one year through five years	697	697
Over five years through ten years	27,586	28,033
Over ten years	157,855	157,946
Asset-backed securities	25,746	25,208
Mortgage-backed securities: residential	476,378	474,051
Mortgage-backed securities: commercial	18,544	18,699
Total	$717,308	$715,132
Held to maturity
Over one year through five years	1,106	1,138
Over five years through ten years	1,034	1,076
Over ten years	42,660	45,263
Mortgage-backed securities: residential	74,163	73,332
Total	$118,963	$120,809

Securities pledged at June 30, 2019 and December 31, 2018 had a carrying amount of $468,429 and $939,440, respectively, and were pledged to secure public deposits.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Available for sale
U.S. government sponsored entities and agencies	$48	$—	$483	$(8)	$531	$(8)
Mortgage-backed securities: residential	8,385	(44)	329,225	(3,700)	337,610	(3,744)
Mortgage-backed securities: commercial	—	—	7,532	(120)	7,532	(120)
Asset-backed securities	22,713	(565)	—	—	22,713	(565)
State and political subdivisions	9,996	(4)	30,152	(90)	40,148	(94)
Total available for sale	$41,142	$(613)	$367,392	$(3,918)	$408,534	$(4,531)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$1,639	$(6)	$59,548	$(1,023)	$61,187	$(1,029)
Total held to maturity	$1,639	$(6)	$59,548	$(1,023)	$61,187	$(1,029)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available for sale
U.S. Treasury securities	$163,722	$(60)	$—	$—	$163,722	$(60)
U.S. government sponsored entities and agencies	1,355	(12)	19,937	(100)	21,292	(112)
Mortgage-backed securities: residential	83,203	(755)	490,752	(15,339)	573,955	(16,094)
Asset-backed securities	24,845	(900)	—	—	24,845	(900)
Corporate	9,839	(77)	—	—	9,839	(77)
State and political subdivisions	10,446	(106)	69,238	(4,390)	79,684	(4,496)
Total available for sale	$293,410	$(1,910)	$579,927	$(19,829)	$873,337	$(21,739)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$2,239	$(40)	$68,067	$(3,032)	$70,306	$(3,072)
State and political subdivisions	8,362	(39)	3,675	(51)	12,037	(90)
Total held to maturity	$10,601	$(79)	$71,742	$(3,083)	$82,343	$(3,162)

Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated AA or higher). As of June 30, 2019, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS

Loans at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Loans
Construction and land development	$584,599	$584,440
Commercial real estate:
Nonfarm, nonresidential	894,910	754,243
Other	37,845	48,017
Residential real estate:
Closed-end 1-4 family	496,597	493,065
Other	197,549	189,817
Commercial and industrial	668,065	592,793
Consumer and other	4,945	5,568
Loans before net deferred loan fees	2,884,510	2,667,943
Deferred loan fees, net	(4,077)	(2,544)
Total loans	2,880,433	2,665,399
Allowance for loan losses	(27,443)	(23,451)
Total loans, net of allowance for loan losses	$2,852,990	$2,641,948

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2019 and 2018:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$4,742	$7,027	$4,810	$11,229	$49	$27,857
Provision for loan losses	42	614	18	6,382	(25)	7,031
Loans charged-off	—	—	—	(7,563)	(29)	(7,592)
Recoveries	—	—	16	70	61	147
Total ending allowance balance	$4,784	$7,641	$4,844	$10,118	$56	$27,443
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$4,345	$5,875	$3,605	$7,866	$47	$21,738
Provision for loan losses	267	288	909	(900)	6	570
Loans charged-off	—	—	—	—	(5)	(5)
Recoveries	1	—	19	10	8	38
Total ending allowance balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341
The following table presents the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2019 and 2018.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Provision for loan losses	41	916	101	11,012	16	12,086
Loans charged-off	—	—	(15)	(8,131)	(99)	(8,245)
Recoveries	—	—	15	71	65	151
Total ending allowance balance	$4,784	$7,641	$4,844	$10,118	$56	$27,443
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	848	182	668	(572)	17	1,143
Loans charged-off	(38)	—	(7)	(49)	(17)	(111)
Recoveries	1	—	38	10	13	62
Total ending allowance balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$2,193	$—	$2,193
Collectively evaluated for impairment	4,784	7,641	4,844	7,925	56	25,250
Total ending allowance balance	$4,784	$7,641	$4,844	$10,118	$56	$27,443
Loans:
Individually evaluated for impairment	$—	$—	$1,837	$2,193	$—	$4,030
Collectively evaluated for impairment	584,599	932,755	692,309	665,872	4,945	2,880,480
Total ending loans balance	$584,599	$932,755	$694,146	$668,065	$4,945	$2,884,510
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$17	$—	$17
Collectively evaluated for impairment	4,743	6,725	4,743	7,149	74	23,434
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Loans:
Individually evaluated for impairment	$2,298	$—	$3,189	$167	$—	$5,654
Collectively evaluated for impairment	582,142	802,260	679,693	592,626	5,568	2,662,289
Total ending loans balance	$584,440	$802,260	$682,882	$592,793	$5,568	$2,667,943

Loans collectively evaluated for impairment reported at June 30, 2019 include certain acquired loans. At June 30, 2019, these non-PCI loans had a carrying value of $72,774, comprised of contractually unpaid principal totaling $73,717 and discounts totaling $943. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $115 was necessary at June 30, 2019.

The following table presents information related to impaired loans by class of loans as of June 30, 2019 and December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2019
With no allowance recorded:
Residential real estate:
Closed-end 1-4 family	$491	484	$—
Other	1,353	1,353	—
Commercial and industrial	—	—	—
Subtotal	1,844	1,837	—
With an allowance recorded:
Commercial and industrial	5,722	2,193	2,193
Subtotal	5,722	2,193	2,193
Total	$7,566	$4,030	$2,193
December 31, 2018
With no allowance recorded:
Construction and land development	$2,298	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,280	1,272	—
Other	1,917	1,917	—
Subtotal	5,495	5,487	—
With an allowance recorded:
Commercial and industrial	167	167	17
Subtotal	167	167	17
Total	$5,662	$5,654	$17

The following table presents the average recorded investment of impaired loans by class of loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2019	2018	2019	2018
With no allowance recorded:
Construction and land development	$—	$—	$384	$100
Commercial real estate:
Nonfarm, nonresidential	—	—	25	—
Residential real estate:
Closed-end 1-4 family	681	496	744	432
Other	1,086	112	1,174	192
Commercial and industrial	2,638	883	1,319	867
Subtotal	4,405	1,491	3,646	1,591
With an allowance recorded:
Construction and land development	$—	$—	$91	$—
Commercial and industrial	4,404	1,638	3,787	1,785
Subtotal	4,404	1,638	3,878	1,785
Total average recorded investment	$8,809	$3,129	$7,524	$3,376

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2019 and 2018.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and December 31, 2018:

	Nonaccrual	Loans Past Due Over 90 Days And Still Accruing Interest
June 30, 2019
Residential real estate:
Closed-end 1-4 family	$484	$—
Other	1,353	250
Commercial and industrial	2,193	426
Total	$4,030	$676

December 31, 2018
Construction and land development	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,273	—
Other	1,917	—
Commercial and industrial	—	208
Total	$5,488	$208

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2019
Construction and land development	$—	$380	$—	$380	$584,219	$584,599
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	894,910	894,910
Other	—	—	—	—	37,845	37,845
Residential real estate:
Closed-end 1-4 family	350	—	159	509	496,088	496,597
Other	218	404	609	1,231	196,318	197,549
Commercial and industrial	601	289	2,619	3,509	664,556	668,065
Consumer and other	33	—	—	33	4,912	4,945
	$1,202	$1,073	$3,387	$5,662	$2,878,848	$2,884,510
December 31, 2018
Construction and land development	$294	$1,986	$548	$2,828	$581,612	$584,440
Commercial real estate:
Nonfarm, nonresidential	515	—	—	515	753,728	754,243
Other	—	—	—	—	48,017	48,017
Residential real estate:
Closed-end 1-4 family	2,390	404	228	3,022	490,043	493,065
Other	142	—	1,810	1,952	187,865	189,817
Commercial and industrial	241	252	208	701	592,092	592,793
Consumer and other	—	—	—	—	5,568	5,568
	$3,582	$2,642	$2,794	$9,018	$2,658,925	$2,667,943

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table excludes deferred loan fees and includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Total
June 30, 2019
Construction and land development	$584,251	113	235	$584,599
Commercial real estate:
Nonfarm, nonresidential	894,430	480	—	894,910
Other	37,229	616	—	37,845
Residential real estate:
Closed-end 1-4 family	494,306	—	2,291	496,597
Other	195,207	—	2,342	197,549
Commercial and industrial	642,120	2,662	23,283	668,065
Consumer and other	4,945	—	—	4,945
	$2,852,488	$3,871	$28,151	$2,884,510

	Pass	Special Mention	Substandard	Total
December 31, 2018
Construction and land development	$580,468	$1,416	$2,556	$584,440
Commercial real estate:
Nonfarm, nonresidential	739,469	14,774	—	754,243
Other	48,017	—	—	48,017
Residential real estate:
Closed-end 1-4 family	489,781	948	2,336	493,065
Other	186,485	404	2,928	189,817
Commercial and industrial	553,589	8,313	30,891	592,793
Consumer and other	5,567	1	—	5,568
	$2,603,376	$25,856	$38,711	$2,667,943

Troubled Debt Restructurings

As of June 30, 2019, the Company’s loan portfolio contains one loan that has been modified in a troubled debt restructuring with a balance of $316. As of December 31, 2018, the Company’s loan portfolio contained one loan that had been modified in a troubled debt restructuring with a balance of $167.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$491,388	$492,761
Other	3,614	3,689

The related loan servicing rights activity for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Servicing rights:
Beginning of period	$3,366	$3,602	$3,403	$3,620
Additions	196	161	383	357
Amortized to expense	(263)	(227)	(487)	(441)
Decrease in impairment	—	—	—	—
End of period	$3,299	$3,536	$3,299	$3,536

The components of net loan servicing fees for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loan servicing fees, net:
Loan servicing fees	$312	$330	$618	$663
Amortization of loan servicing fees	(263)	(227)	(487)	(441)
Total	$49	$103	$131	$222

The fair value of servicing rights was estimated by management to be approximately $3,905 at June 30, 2019. Fair value for June 30, 2019 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 16.4%. At December 31, 2018, the fair value of servicing rights was estimated by management to be approximately $4,836. Fair value for December 31, 2018 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 11.9%.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2033. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. Upon adoption of FASB ASU 2016-02 Leases on January 1, 2019, the Company began recognizing right-of-use assets and lease liabilities related to its operating leases. Prior to ASU 2016-02, such assets and liabilities were recognized only for capital leases (referred to as finance leases under the amendments of ASU 2016-02). In accordance with the optional transition method allowed by ASU 2016-11, comparative prior period information included within this note is presented in accordance with guidance in effect during those periods. The Company has one existing finance lease for additional office space with a lease term through 2033. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, and was recorded in other assets and other liabilities, Topic 842 did not materially impact the accounting for this lease. During the six months ended June 30, 2019, one additional lease agreement has been executed and is scheduled to commence in 2020 relocating one branch in Williamson County, Tennessee.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease right-of-use assets	Classification	June 30, 2019
Operating lease right-of-use assets	Other Assets	$40,967
Finance lease right-of-use assets	Other Assets	2,919
Total lease right-of-use assets		$43,886

Lease liabilities	Classification	June 30, 2019
Operating lease right-of-use assets	Other Liabilities	$42,556
Finance lease right-of-use assets	Other Liabilities	2,996
Total lease liabilities		$45,552

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

Weighted-average remaining lease term (in years)	June 30, 2019
Operating leases	12.1
Finance lease	14.9

Weighted-average discount rate
Operating leases	5.48%
Finance lease	5.49%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease costs
Operating lease costs	$2,527
Variable lease costs	181
Short-term lease costs	94
Finance lease costs
Interest on lease liabilities(1)	82
Amortization of right-of-use asset	101
Total lease costs	$2,985
(1)

Included in interest expense on Federal Home Loan Advances and other borrowings in the Company's consolidated statement of income. All other lease costs in this table are included in occupancy and equipment expense.

Rent expense related to leases during the three and six months ended June 30, 2018, was $1,319 and $2,547, respectively.

Other supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,342
Operating cash flows from finance leases	82
Financing cash flows from finance leases	54

Future minimum payments for a finance lease and operating leases with initial or remaining terms of one year of more as of June 30, 2019 are as follows:

Twelve Months Ended:	Finance	Operating
2020	$274	$4,812
2021	278	4,869
2022	282	4,876
2023	286	4,850
2024	291	4,921
Thereafter	2,986	33,713
Total future minimum lease payments	$4,397	$58,041
Less: Imputed interest	(1,401)	(15,485)
Total lease liabilities	$2,996	$42,556

Future minimum payments for a finance lease and operating leases with initial or remaining terms of one year of more as of December 31, 2018 are as follows:

Twelve Months Ended:	Finance	Operating
2019	$272	$4,841
2020	276	4,849
2021	280	4,871
2022	284	4,856
2023	288	4,885
Thereafter	3,133	36,178
Total future minimum lease payments	$4,533	$60,480

NOTE 6—SHARE-BASED PAYMENTS

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,513 and $1,318, and $2,842 and $2,078 for the three and six months ended June 30, 2019 and 2018, respectively. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $92 and $205 for the three and six months ended June 30, 2019 and was $220 and $283 for the three and six months ended June 30, 2018, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan which the Company’s shareholders approved at the 2017 annual meeting of shareholders. On April 12, 2018, the Company’s Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (“Amended and Restated 2017 Plan”) to make certain changes in response to feedback received from our shareholders. The terms of the Amended and Restated 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The Amended and Restated 2017 Plan provides for authorized shares up to 3,500,000. At June 30, 2019, there were 2,421,000 authorized shares available for issuance under the Amended and Restated 2017 Plan.

Employee, organizer and director stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a ten-year contractual term with varying vesting requirements. The Company assigns discretion to its Compensation Committee to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	June 30, 2019	June 30, 2018
Risk-free interest rate	2.47%	2.96%
Expected term	7 years	7.5 years
Expected stock price volatility	30.64%	32.09%
Dividend yield	0.57%	0.00%

The weighted average fair value of options granted for the six months ended June 30, 2019 and 2018 were $9.78 and $12.03, respectively.

A summary of the activity in the plans for the six months ended June 30, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,807,922	$24.68	6.41	$9,581
Granted	91,823	27.83
Exercised	(128,125)	14.14
Forfeited, expired, or cancelled	(18,883)	32.74
Outstanding at period end	1,752,737	$18.47	6.87	$4,113
Vested or expected to vest	1,666,525	$25.52	6.13	$3,908
Exercisable at period end	839,675	$17.32	6.13	$8,847

	For the Six Months Ended June 30,
	2019	2018
Stock options exercised:
Intrinsic value of options exercised	$1,869	$3,745
Cash received from options exercised	1,277	1,937
Tax benefit realized from option exercises	205	283

As of June 30, 2019, there was $4,786 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.97 years.

Restricted Stock and Restricted Stock Units: Additionally, the 2007 Plan and the Amended and Restated 2017 Plan each provides for the granting of restricted share awards and other performance related incentives. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. In April 2019, the Company began awarding restricted share units which participants do not have voting rights or dividend rights until the restrictions have lapsed. These awards typically have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.

A summary of activity for non-vested restricted share awards for the six months ended June 30, 2019 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2018	176,516	$31.07
Granted	1,255	31.87
Vested	(70,069)	30.33
Forfeited	(1,035)	32.95
Non-vested at June 30, 2019	106,667

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2019, there was $1,713 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1.30 years.

The Company began granting restricted stock units in 2019. The following table outlines restricted stock units that were granted, grouped by similar vesting criteria, during the six months ended June 30, 2019.

Grant year	Units Awarded	Service period	Period in which units to be settled into shares of common stock
2019	124,661	3.00	2022

Stock compensation expense related with the restricted share units for the three and six months ended June 30, 2019 was $483 and $579, respectively. There was no expense related to restricted share units in 2018. This stock compensation is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2019, there was $3,814 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 2.75 years.

NOTE 7—REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2016 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in January 1, 2019.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of June 30, 2019, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of June 30, 2019 and December 31, 2018 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Company-Level
Company common equity Tier 1 capital to RWA	$375,710	11.2%	$151,266	4.5%	N/A	N/A
Company Total Capital to RWA	$462,020	13.7%	$268,918	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$375,710	11.2%	$201,689	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$375,710	9.2%	$134,459	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$433,574	12.9%	$151,253	4.5%	$218,476	6.5%
Bank Total Capital to RWA	$461,102	13.7%	$268,894	8.0%	$336,117	10.0%
Bank Tier 1 (Core) Capital to RWA	$433,574	12.9%	$201,670	6.0%	$268,894	8.0%
Bank Tier 1 (Core) Capital to average assets	$433,574	10.6%	$163,420	4.0%	$204,274	5.0%
December 31, 2018
Company-Level
Company common equity Tier 1 capital to RWA	$367,096	12.2%	$135,598	4.5%	N/A	N/A
Company Total Capital to RWA	$449,325	14.9%	$241,064	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$367,096	12.2%	$180,798	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$367,096	8.8%	$167,553	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$421,335	14.0%	$135,613	4.5%	$195,886	6.5%
Bank Total Capital to RWA	$444,871	14.8%	$241,090	8.0%	$301,363	10.0%
Bank Tier 1 (Core) Capital to RWA	$421,335	14.0%	$180,818	6.0%	$241,090	8.0%
Bank Tier 1 (Core) Capital to average assets	$421,335	10.1%	$167,420	4.0%	$209,275	5.0%

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

NOTE 8—DERIVATIVE INSTRUMENTS

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

During 2019, the Company entered into sixteen swap transactions with a notional amount of $101,205 designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.

A summary of the Company's fair value hedge relationships as of June 30, 2019 are as follows (in thousands):

					June 30, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivative
Interest rate swap agreements - securities	Other liabilities	7.23	2.527%	3 month LIBOR	$101,205	$4,733

There were no fair value hedge relationships as of December 31, 2018.

The effects of fair value hedge relationships reported in interest income on securities on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2019	2018	2019	2018
Interest rate swap agreements - securities:
Hedged items	$3,615	$—	$4,733	$—
Derivative designated as hedging instruments	(3,615)	—	(4,733)	—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2019:

	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2019	June 30, 2019
Securities available-for-sale	$101,205	$4,733

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company's cash flow hedge relationships as of June 30, 2019 are as follows (in thousands):

					June 30, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivatives
Interest rate swap agreements	Other liabilities	2	2.232%	3 month LIBOR	$100,000	$1,667

There were no cash flow hedge relationships as of December 31, 2018.

The effects of the Company's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018 were as follows:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Amount of Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Liability derivatives
Interest rate swap agreements	$(1,231)	$—	$(1,231)	$—

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. The Company expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps.

NOTE 9—COMMITMENTS AND CONTINGENCIES

We enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. Those agreements involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. These off-balance sheet arrangements include commitments to make loans, credit lines and standby letters of credit which would impact our liquidity and capital resources to the extent customers accept or use these commitments. A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Actual borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.

Commitments to make loans, credit lines and standby letters of credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2019	December 31, 2018
Unused lines of credit	$801,049	$654,584
Standby letters of credit	52,064	40,024
Unfunded loan commitments	63,707	28,731

NOTE 10—FAIR VALUE

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

Other Liabilities: The Company has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, and the cash flow hedge and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on pricing models that utilize observable market inputs (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. government sponsored entities and agencies	$—	1,688	$—
Mortgage-backed securities-residential	—	474,051	—
Mortgage-backed securities-commercial	—	18,699	—
Asset-backed securities	—	25,208	—
Corporate notes	—	22,716	—
State and political subdivisions	—	172,770	—
Total securities available for sale	$—	$715,132	$—
Loans held for sale	$—	$27,093	$—
Other assets	$—	$278	$—
Financial Liabilities
Other liabilities	$—	$6,580	$—

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available for sale
U.S. Treasury securities	$253,014	$—	$—
U.S. government sponsored entities and agencies	—	21,888	—
Mortgage-backed securities-residential	—	580,699	—
Asset-backed securities	—	24,844	—
Corporate notes		12,424
State and political subdivisions	—	137,799	—
Total securities available for sale	$253,014	$777,654	$—
Loans held for sale	$—	$11,103	$—
Other assets	$—	$206	$—
Financial Liabilities
Other liabilities	$—	$129	$—

As of June 30, 2019, the unpaid principal balance of loans held for sale was $26,118 resulting in an unrealized gain of $975 included in mortgage banking revenue. As of December 31, 2018, the unpaid principal balance of loans held for sale was $10,722, resulting in an unrealized gain of $381 included in mortgage banking revenue. For the three months ended June 30, 2019 and 2018, the change in fair value related to loans held for sale, which is included in mortgage banking revenue, was $324 and $220, respectively. For the six months ended June 30, 2019 and 2018, the change in fair value related to loans held for sale, which is included in mortgage banking revenue, was $594 and $194, respectively. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2019 and December 31, 2018.

There were no transfers between Level 1 and 2 during 2019 or 2018.

Assets measured at fair value on a non-recurring basis are summarized below:

There was one collateral-dependent impaired loan carried at fair value of $0 as of June 30, 2019. For the three and six months ended June 30, 2019, an additional provision for loan losses of  $6,304 and $9,759 was recorded related to impaired loans recorded at fair value of collateral. There was one collateral-dependent impaired loan carried at fair value of $150 as of December 31, 2018. For the three and six months ended June 30, 2018, an additional provision for loan losses of $16 was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $0 as of June 30, 2019 and December 31, 2018. There were no properties at June 30, 2019 or 2018 that had required write-downs to fair value.

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at June 30, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$150,721	$150,721	$—	$—	$150,721
Certificates of deposit held at other financial institutions	3,840	—	3,840	—	3,840
Securities available for sale	715,132	—	715,132	—	715,132
Securities held to maturity	118,963	—	120,809	—	120,809
Loans held for sale	27,093	—	27,093	—	27,093
Net loans	2,852,990	—	—	2,886,557	2,886,557
Servicing rights, net	3,299	—	—	3,905	3,905
Other assets	278	—	278	—	278
Accrued interest receivable	14,281	136	5,196	8,950	14,282
Financial liabilities
Deposits	$3,146,645	$2,182,888	$965,228	$—	$3,148,116
Federal Home Loan Bank advances	396,500	—	396,624	—	396,624
Subordinated notes, net	58,782	—	—	61,438	61,438
Other liabilities	6,580	—	6,580	—	6,580
Accrued interest payable	4,312	179	687	3,446	4,312

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$280,212	$280,212	$—	$—	$280,212
Certificates of deposit held at other financial institutions	3,594	—	3,594	—	3,594
Securities available for sale	1,030,668	253,014	777,654	—	1,030,668
Securities held to maturity	121,617	—	118,955	—	118,955
Loans held for sale	11,103	—	11,103	—	11,103
Net loans	2,641,948	—	—	2,622,386	2,622,386
Servicing rights, net	3,403	—	—	4,836	4,836
Other assets	206	—	206	—	206
Accrued interest receivable	13,337	71	5,539	7,727	13,337
Financial liabilities
Deposits	$3,431,807	$2,105,951	$1,319,326	$—	$3,425,277
Federal Home Loan Bank advances	368,500	—	366,786	—	366,786
Subordinated notes, net	58,693	—	—	59,852	59,852
Other liabilities	129	—	129	—	129
Accrued interest payable	4,700	146	3,866	688	4,700

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

NOTE 11—EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic
Net income available to common shareholders	$5,173	$10,161	$8,075	$20,213
Less: earnings allocated to participating securities	(41)	(118)	(79)	(192)
Net income allocated to common shareholders	$5,132	$10,043	$7,996	$20,021
Weighted average common shares outstanding including participating securities	14,599,407	14,383,493	14,580,370	13,819,742
Less: Participating securities	(117,063)	(167,381)	(143,043)	(130,898)
Average shares	14,482,344	14,216,112	14,437,327	13,688,844
Basic earnings per common share	$0.35	$0.71	$0.55	$1.46

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Diluted
Net income allocated to common shareholders	$5,132	$10,043	$7,996	$20,021
Weighted average common shares outstanding for basic earnings per common share	14,482,344	14,216,112	14,437,327	13,688,844
Add: Dilutive effects of assumed exercises of stock options	341,777	597,947	376,762	557,307
Add: Dilutive effects of assumed restricted stock units	70,019	—	35,203	—
Average shares and dilutive potential common shares	14,894,140	14,814,059	14,849,292	14,246,151
Dilutive earnings per common share	$0.34	$0.68	$0.54	$1.41

For three months ended June 30, 2019 and 2018, stock options for 980,099 and 659,291 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 874,279 and 535,285 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2019 and 2018, respectively, because they were antidilutive.

NOTE 12—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,782 and $58,693 at June 30, 2019 and at December 31, 2018, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the six months ended June 30, 2019 and 2018, amortization of issuance costs remained consistent at $89.

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

As of June 30, 2019, we had consolidated total assets of $4,071,971, total loans, including loans held for sale, of $2,907,526, total deposits of $3,146,645 and total equity of $393,609.

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

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 19, 2019. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR” or “TDRs”) and classified as impaired.

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

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $5,181 and $8,083 for the three and six months ended June 30, 2019, respectively, compared to $10,169 and $20,221 for the three and six months ended June 30, 2018, respectively. After earnings attributable to noncontrolling interest, the Company’s net earnings available to common shareholders for the three and six months ended June 30, 2019, was $5,173 and $8,075, respectively, compared to $10,161 and $20,213 for the three and six months ended June 30, 2018, respectively. Net income available to common shareholders decreased by $4,988 and $12,138 for the three and six months ended June 30, 2019, compared to June 30, 2018, primarily related to a specific loan loss provision on a shared national credit relationship (“SNC”) of $6,304 and $9,759 for the three and six months ended June 30, 2019, respectively, and $4,143 related to post-employment and retirement expense recorded in the first quarter of 2019.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning-assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and six months ended June 30, 2019, totaled $27,365 and $54,785, respectively, compared to $26,905 and $52,021 for the same periods in 2018, an increase of $460 and $2,764, or 1.7% and 5.3%, between the respective periods. For the three and six months ended June 30, 2019, interest income increased $5,317 and $14,793, or 12.6% and 18.4%, respectively, compared with the same periods in 2018, due to growth in both the loan and investment securities portfolios. For the three and six months ended June 30, 2019, interest expense increased $4,857 and

$12,029, or 31.9% and 42.7%, respectively, primarily due to increases in interest-bearing deposits combined with an increase in interest rates for deposits and Federal Home Loan Bank (“FHLB”) advances.

Interest-earning assets averaged $3,940,266 and $4,046,709 during the three months ended June 30, 2019 and 2018, respectively, a decrease of $106,443, or 2.6%. This decrease was due to the strategically planned asset rotation and decrease in the total investment securities. Average total loans increased $420,711, or 17.1%, and investment securities decreased $528,315, or 37.5%, when comparing the three months ended June 30, 2019, with the same period in 2018.

When comparing the three months ended June 30, 2019 and 2018, the yield on average interest earning assets, adjusted for tax equivalent yield, increased 64 basis points in 2019, to 4.89% compared to 4.25% for the same period during 2018. For the three months ended June 30, 2019, the tax equivalent yield on loans held for investment was 5.61%, and for the three months ended June 30, 2018, the tax equivalent yield on loans held for investment was 5.27%. The primary driver for the increase in yields on loans was the increase in market interest rates when compared to the same quarter in the previous year.

Interest-bearing liabilities averaged $3,340,033 during the three months ended June 30, 2019, compared to $3,518,299 for the same period in 2018, a decrease of $178,266, or 5.1%. Total average interest-bearing deposits decreased $179,800, or 5.8%, including a decline in average interest checking of $44,806 and average time deposits of $380,237 for the three months ended June 30, 2019, as compared to the same period during 2018. Total average money market deposits increased $254,168, or 32.9% for the three months ended June 30, 2019. Total non-interest deposits averaged $313,104, an increase of $14,979, or 5.0%, during the three months ended June 30, 2019, compared to the same period during 2018. The growth in the loan portfolio contributed to an increase in average FHLB advances of $18,857 for the three months ended June 30, 2019.

When comparing the three months ended June 30, 2019 and 2018, the cost of average interest-bearing liabilities increased 67 basis points to 2.41% from 1.74%. The increase was due to rate increases in the cost of funds for interest-bearing deposits, FHLB advances and federal funds purchased.

Interest-earning assets averaged $3,991,962 and $3,958,127 during the six months ended June 30, 2019 and 2018, respectively, an increase of $33,835, or 0.9%. This increase was due to growth in the loan portfolio over the past year. Average loans held for investment increased $437,608, or 18.4%, for the six months ended June 30, 2019, as compared to the same period for 2018. Investment securities decreased $359,071, or 26.6%, when comparing the six months ended June 30, 2019, with the same period in 2018. When comparing the six months ended June 30, 2019 and 2018, the yield on average interest-earning assets, adjusted for tax equivalent yield, increased approximately 69 basis points to 4.85% in 2019 compared to 4.16% for the same period during 2018.

For the six months ended June 30, 2019 and 2018, the tax equivalent yield on loans held for investment was 5.61% and 5.17% respectively. The primary driver for the increase in yield on loans held for investment for the six months ended June 30, 2019 was the increase in market interest rates during the past year.

For the six months ended June 30, 2019, the tax equivalent yield on taxable securities was 2.79%, and for the six months ended June 30, 2018, the tax equivalent yield on taxable securities was 2.34%. For the six months ended June 30, 2019, the tax equivalent yield on tax-exempt securities was 4.03%, and for the six months ended June 30, 2018, the tax equivalent yield on tax-exempt securities was 4.56%. The primary driver for the yield decreases in both taxable and tax-exempt securities was the decrease in volume due to the strategically-planned balance sheet rotation focused on core loan growth.

Interest-bearing liabilities averaged $3,416,223 during the six months ended June 30, 2019, compared to $3,444,835 for the same period in 2018, a decrease of $28,612, or 0.8%. Total average interest-bearing deposits decreased $54,259, including decreases in interest-bearing checking of $52,975 and average time deposits of $243,823 for the six months ended June 30, 2019, as compared to the same period during 2018. Total non-interest deposits averaged $302,200, an increase of $9,647, or 3.3%, during the six months ended June 30, 2019, compared to the same period in 2018. The growth in the loan portfolio also contributed to an increase in average FHLB advances of $44,824 during the six months ended June 30, 2019.

When comparing the six months ended June 30, 2019 and 2018, the cost of average interest-bearing liabilities increased 72 basis points from 1.65% to 2.37%. The increase was due to rate increases for interest-bearing deposits, FHLB advances and federal funds purchased.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2019 and 2018:

Average Balances—Yields & Rates (7)

(Dollars are in thousands)

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,858,713	$40,003	5.61%	$2,448,646	$32,187	5.27%
Loans held for sale	24,118	256	4.26	13,474	$152	4.52
Securities:
Taxable	673,386	4,614	2.75	1,179,000	6,905	2.35
Tax-exempt(6)	208,417	1,909	3.67	231,118	2,613	4.53
Restricted equity securities	24,641	350	5.70	20,619	329	6.40
Certificates of deposit at other financial institutions	3,759	22	2.35	3,459	19	2.20
Federal funds sold and other(2)	147,232	855	2.33	150,393	642	1.71
TOTAL INTEREST EARNING ASSETS	$3,940,266	$48,009	4.89%	$4,046,709	$42,847	4.25%
Allowance for loan and lease losses	(28,007)			(21,994)
All other assets	192,843			144,738
TOTAL ASSETS	$4,105,102			$4,169,453
LIABILITIES & EQUITY
Deposits:
Interest checking	$816,429	$4,357	2.14%	$861,235	$3,329	1.55%
Money market	1,026,200	6,103	2.39	772,032	3,048	1.58
Savings	38,882	27	0.28	47,807	38	0.32
Time deposits	1,036,904	6,192	2.40	1,417,141	6,189	1.75
Federal Home Loan Bank advances and other (8)	349,615	2,237	2.57	330,758	1,414	1.71
Federal funds purchased and other(3)	13,249	90	2.72	30,750	131	1.71
Subordinated notes	58,754	1,082	7.39	58,576	1,082	7.41
TOTAL INTEREST BEARING LIABILITIES	$3,340,033	$20,088	2.41%	$3,518,299	$15,231	1.74%
Demand deposits	313,104			298,125
Other liabilities	63,505			12,854
Total equity	388,460			340,175
TOTAL LIABILITIES AND EQUITY	$4,105,102			$4,169,453
NET INTEREST SPREAD(4)			2.48%			2.51%
NET INTEREST INCOME		$27,921			$27,616
NET INTEREST MARGIN(5)			2.84%			2.74%
(1)	Loan balances include loans held in the Bank’s portfolio and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.
(8)	Includes finance lease.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,811,954	$78,241	5.61%	$2,374,346	$60,911	5.17%
Loans held for sale	16,818	371	4.45	11,090	$233	4.24
Securities:
Taxable	795,788	11,008	2.79	1,119,823	13,017	2.34
Tax-exempt(6)	195,132	3,899	4.03	230,168	5,205	4.56
Restricted equity securities	23,514	684	5.87	19,644	603	6.19
Certificates of deposit at other financial institutions	3,676	42	2.30	3,138	31	1.99
Federal funds sold and other(2)	145,080	1,822	2.53	199,918	1,584	1.60
TOTAL INTEREST EARNING ASSETS	$3,991,962	$96,067	4.85%	$3,958,127	$81,584	4.16%
Allowance for loan and lease losses	(26,041)			(21,840)
All other assets	196,446			134,877
TOTAL ASSETS	$4,162,367			$4,071,164
LIABILITIES & EQUITY
Deposits:
Interest checking	$836,650	$8,777	2.12%	$889,625	$6,495	1.47%
Money market	1,009,613	12,082	2.41	757,698	5,648	1.50
Savings	39,741	55	0.28	49,117	76	0.31
Time deposits	1,100,929	12,755	2.34	1,344,752	11,028	1.65
Federal Home Loan Bank advances and other (8)	358,630	4,196	2.36	313,806	2,524	1.62
Federal funds purchased and other(3)	11,929	162	2.74	31,283	227	1.46
Subordinated notes	58,731	2,164	7.43	58,554	2,164	7.45
TOTAL INTEREST BEARING LIABILITIES	$3,416,223	$40,191	2.37%	$3,444,835	$28,162	1.65%
Demand deposits	302,200			292,553
Other liabilities	61,133			13,657
Total equity	382,811			320,119
TOTAL LIABILITIES AND EQUITY	$4,162,367			$4,071,164
NET INTEREST SPREAD(4)			2.48%			2.51%
NET INTEREST INCOME		$55,876			$53,422
NET INTEREST MARGIN(5)			2.82%			2.72%
(1)	Loan balances include loans held in the Bank’s portfolio and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.
(8)	Includes finance lease.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended June 30, 2019 versus June 30, 2018
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$5,390	$2,426	$7,816
Loans held for sale	120	(16)	104
Securities
Taxable	(2,961)	670	(2,291)
Tax-exempt	(257)	(447)	(704)
Restricted equity securities	64	(43)	21
Certificates of deposit at other financial institutions	2	1	3
Federal funds sold and other	(13)	226	213
TOTAL INTEREST INCOME	$2,345	$2,817	$5,162
INTEREST EXPENSE
Deposits
Interest checking	$(173)	$1,201	$1,028
Money market accounts	1,003	$2,052	3,055
Savings	(7)	$(4)	(11)
Time deposits	(1,661)	$1,664	3
Federal Home Loan Bank advances and other(1)	81	$742	823
Federal funds purchased and other(2)	(75)	$34	(41)
Subordinated notes	3	$(3)	-
TOTAL INTEREST EXPENSE	$(829)	$5,686	$4,857
NET INTEREST INCOME	$3,174	$(2,869)	$305

	Net change six months ended June 30, 2019 versus June 30, 2018
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$11,226	$6,104	$17,330
Loans held for sale	120	18	138
Securities	$-	$-
Taxable	(3,767)	1,758	(2,009)
Tax-exempt	(792)	(514)	(1,306)
Restricted equity securities	119	(38)	81
Certificates of deposit at other financial institutions	5	6	11
Federal funds sold and other	(434)	672	238
TOTAL INTEREST INCOME	$6,477	$8,006	$14,483
INTEREST EXPENSE
Deposits
Interest checking	$(387)	$2,669	$2,282
Money market accounts	1,878	4,556	6,434
Savings	(15)	(6)	(21)
Time deposits	(2,000)	3,727	1,727
Federal Home Loan Bank advances and other(1)	361	1,311	1,672
Fed funds purchased and other(2)	(140)	75	(65)
Subordinated Notes	7	(7)	-
TOTAL INTEREST EXPENSE	$(296)	$12,325	$12,029
NET INTEREST INCOME	$6,773	$(4,319)	$2,454

     (1)    Includes finance lease.

     (2)    Includes repurchase agreements.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an ALLL that, in management’s evaluation, should be adequate to provide coverage for the probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

The provision for loan losses was $7,031 and $570 for the three months ended June 30, 2019 and 2018, respectively, and $12,086 and $1,143 for the six months ended June 30, 2019 and 2018, respectively. The higher provision for the three and six months ended June 30, 2019 compared to the same periods in 2018 is based on the Company’s analysis of its ALLL which is based on the loan portfolio’s risk profile and was primarily driven by a specific reserve of $6,304 and $9,759 for the three and six months ended June 30, 2019, related to a SNC relationship. The Company allocated the specific reserve for this credit relationship (and estimated the amount of the relationship to be charged-off) based on information currently available to the Company. The circumstances related to the SNC defaults are fluid, and the Company intends to address events related to the SNC as they develop. In addition, comparatively higher loan growth resulted in more provision being recorded. Nonperforming loans at June 30, 2019 totaled $4,705 compared to $5,696 at December 31, 2018, representing 0.16% and 0.21% of total loans for the respective periods.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2019 was $4,923 and $8,410, compared to $4,147 and $7,603 for the same period in 2018, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Service charges on deposit accounts	$77	$51	$26	51.0%
Other service charges and fees	903	823	80	9.7
Mortgage banking revenue	2,473	2,044	429	21.0
Wealth management	673	789	(116)	(14.7)
Gain on sale or call of securities	367	1	366	NM
Net (loss) gain on sale of loans	3	—	3	NM
Net gain on sale of foreclosed assets	3	3	—	—
Other	424	436	(12)	(2.8)
Total non-interest income	$4,923	$4,147	$776	18.7%

	Six Months Ended June 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Service charges on deposit accounts	$151	$93	$58	62.4%
Other service charges and fees	1,660	1,574	86	5.5
Mortgage banking revenue	4,145	3,602	543	15.1
Wealth management	1,300	1,493	(193)	(12.9)
Gain on sale or call of securities	517	1	516	NM
Net (loss) gain on sale of loans	(214)	—	(214)	NM
Net gain on sale of foreclosed assets	7	6	1	16.7
Other	844	834	10	1.2
Total noninterest income	$8,410	$7,603	$807	10.6%

Mortgage banking revenue increased $429 and $543 for the three and six months ended June 30, 2019, respectively. The increase was due to the volume of mortgage loans originated, the sales related to those loans, and more favorable market rates in 2019, which resulted in favorable fair value adjustments on mortgage derivatives.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2019 was $19,370 and $18,050 and $41,986 and $33,538 for the same period in 2018, respectively. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended June 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and employee benefits	$11,365	$10,268	$1,097	10.7%
Occupancy and equipment	3,283	2,885	398	13.8
FDIC assessment expense	660	778	(118)	(15.2)
Marketing	301	269	32	11.9
Professional fees	1,073	1,362	(289)	(21.2)
Amortization of core deposit intangible	132	182	(50)	(27.5)
Other	2,556	2,306	250	10.8
Total non-interest expense	$19,370	$18,050	$1,320	7.3%

	Six Months Ended June 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and employee benefits	$26,108	$19,456	$6,652	34.2%
Occupancy and equipment	6,396	5,479	917	16.7
FDIC assessment expense	1,650	1,438	212	14.7
Marketing	620	549	71	12.9
Professional fees	1,996	2,231	(235)	(10.5)
Amortization of core deposit intangible	277	286	(9)	(3.1)
Other	4,939	4,099	840	20.5
Total non-interest expense	$41,986	$33,538	$8,448	25.2%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three and six months ended June 30, 2019, in comparison with the same periods of 2018, were in salaries and employee benefits, occupancy and equipment, and other non-interest expense.

Salaries and employee benefits increased $1,097 and $6,652, or 10.7% and 34.2%, respectively, when comparing the three and six months ended June 30, 2019 with the same periods in 2018. The increases in both periods are primarily due to the Company’s staffing growth, during which the Company went from 326 full-time equivalent employees as of June 30, 2018, to 343 as of June 30, 2019, many of which were officer level positions as the Company has worked to enhance its management team to properly oversee the Company’s growth. Stock-based compensation expense also increased $195 and $764, respectively, for the three and six months ended June 30, 2019 in comparison with the same periods in 2018.

Occupancy and equipment expense increased $398 and $917, or 13.8% and 16.7%, respectively, when comparing the three and six months ended June 30, 2019 with the same periods in 2018. The variance for the three months ended June 30, 2019 versus the three months ended June 30, 2018 is primarily attributable to increases in building rent expense of $202 and software maintenance fees of $113. The variance when comparing the six months ended June 30, 2019 with the six months ended June 30, 2018 is attributable to increases in building rent expense of $360, software maintenance fees of $357 and other furniture, fixture & equipment expense of $57.

The Company’s FDIC assessment expense decreased $118, or 15.2%, and increased $212, or 14.7%, respectively, when comparing the three and six months ended June 30, 2019, with the same periods in 2018. The increase in comparing the six months ended June 30, 2019 to June 30, 2018 is due to loan growth and change in loan mix.

Professional fees decreased $289 and $235, or 21.2% and 10.5%, respectively, when comparing the three and six months ended June 30, 2019 with the same periods in 2018. The decrease when comparing the three months ended June 30, 2019 with the same period in 2018 is due to changes in other professional fees of $140, legal fees of $154, and merger-related expense of $356. The decrease, when comparing the six months ended June 30, 2019 and 2018, is due to changes in merger-related expenses of $377, other professional fees of $132, and legal fees of $240.

For the three and six months ended June 30, 2019, other non-interest expense increased $250 and $840, or 10.8% and 20.5%, respectively, when compared to the three and six months ended June 30, 2018. The increase in other non-interest expense for the six months ended June 30, 2019 versus June 30, 2018 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: ATM network expense of $121 and CDARS fee expense of $194.

Income Tax Expense

The Company recognized income tax expense for the three and six months ended June 30, 2019 of $706 and $1,040 compared to $2,263 and $4,722 for the three and six months ended June 30, 2018. The Company’s quarter-to-date income tax expense for the period ended June 30, 2019 reflects an effective income tax rate of 12.0%. The Company’s year-to-date income tax expense for the period ended June 30, 2019 reflects an effective income tax rate of 11.4% which is a significant decrease compared to 18.9% for the same period in 2018 resulting from the Company’s participation in Tennessee’s Community Investment Tax Credit (CITC) program and due to the first quarter’s $4,143 related to post-employment and retirement expenses, along with $9,759 related to a specific loan loss provision on a SNC relationship during the first six months of 2019.

COMPARISON OF BALANCE SHEETS AT June 30, 2019 and December 31, 2018

Overview

The Company’s total assets decreased by $177,468, or 4.2%, from December 31, 2018 to June 30, 2019. The decrease in total assets has primarily been the result of the continued balance sheet rotation and optimization strategies and the planned sales of investment securities during the six months ended June 30, 2019, offset by organic growth in the loan portfolio.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2019 and December 31, 2018 were $2,880,433 and $2,665,399, respectively, an increase of $215,034 or 8.1%. As a percentage of total assets, total loans, net of deferred fees, at June 30, 2019 and December 31, 2018 were 70.7% and 62.7%, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to develop new relationships and broaden its presence in its primary markets in Middle Tennessee which include, Williamson County, Davidson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	June 30, 2019		December 31, 2018
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans
Real estate:
Construction and land development	$584,599	20.3%	$584,440	21.9%
Commercial	932,755	32.3	802,260	30.1
Residential	694,146	24.1	682,882	25.6
Commercial and industrial	668,065	23.1	592,793	22.2
Consumer and other	4,945	0.2	5,568	0.2
Total gross loans	2,884,510	100.0%	2,667,943	100.0%
Less: deferred loan fees, net	(4,077)		(2,544)
allowance for loan losses	(27,443)		(23,451)
Total loans, net allowance for loan losses	$2,852,990		$2,641,948

Total gross loans increased 8.1% during the first six months ended June 30, 2019, due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 6.9% with growth occurring in the residential real estate, 1.6%, and commercial real estate, 16.3%, segments. The Company also experienced an increase of 12.7% in the commercial and industrial segment during the six months ended June 30, 2019.

Real estate loans comprised 76.7% of the loan portfolio at June 30, 2019. The largest portion of the real estate segments as of June 30, 2019, was commercial real estate loans, which totaled 42.2% of real estate loans. Commercial real estate loans totaled $932,755 at June 30, 2019, and comprised 32.3% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and other properties.

Construction and land development loans totaled $584,599 at June 30, 2019, and comprised 26.4% of total real estate loans and 20.3% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development. This portfolio has remained steady in absolute dollar terms since 2017, representing a lower corresponding portion of the loan portfolio.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $694,146 and comprised 31.4% of real estate loans and 24.1% of total loans at June 30, 2019.

Commercial and industrial loans totaled $668,065 at June 30, 2019. Loans in this classification comprised 23.1% of total loans at June 30, 2019. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.

The banking agencies define a “Shared National Credit” (“SNC”) as any loan extended to a borrower which aggregates $100 million or more and is shared by three or more banks. The SNC portfolio totaled $231,216 at June 30, 2019, increasing 4.7% annualized, from $228,538 at March 31, 2019, driven by funding of previously originated loans. All of the outstanding balance of SNCs was included in the commercial and industrial portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers and are reviewed at least quarterly for credit quality.

The table below provides a summary of the SNC and Healthcare portfolio for the periods noted:

SNC and Healthcare Portfolios	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	QoQ Growth*	YoY Growth
Total SNCs	$231,216	$228,538	$249,033	$162,588	$155,798	4.7%	48.4%

% of Total loans held for investment	8.0%	8.1%	9.3%	6.4%	6.3%

Healthcare	$329,818	$320,611	$290,464	$285,284	$257,225	11.5%	28.2%
SNC	118,460	107,156	123,097	103,772	107,894	42.3%	9.8%
Non-SNC	211,358	213,455	167,367	181,512	149,331	(3.9%)	41.5%

*Annualized

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at June 30, 2019, excluding unearned net fees and costs.

Loan Maturity Schedule

	June 30, 2019
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$277,743	$169,809	$137,047	$584,599
Commercial	57,818	267,808	607,129	932,755
Residential	38,820	168,920	486,406	694,146
Commercial and industrial	95,734	427,062	145,269	668,065
Consumer and other	2,714	1,926	305	4,945
Total	$472,829	$1,035,525	$1,376,156	$2,884,510
Fixed interest rate	$136,666	$442,992	$417,713	$997,371
Variable interest rate	336,163	592,533	958,443	1,887,139
Total	$472,829	$1,035,525	$1,376,156	$2,884,510

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

The ALLL consists of two primary components: (1) a specific component which relates to loans that are individually classified as impaired; and (2) a general component which covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Company’s loss history and loss history from peer group data over the past three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

The following loan portfolio segments have been identified: (1) Construction and land development loans; (2) Commercial real estate loans; (3) Residential real estate loans; (4) Commercial and industrial loans; and (5) Consumer and other loans. Management evaluates the risks associated with these segments based upon specific characteristics associated with the loan segments. These risk characteristics include, but are not limited to, the value of the underlying collateral, adverse economic conditions and the borrower’s cash flow. While the total allowance consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio.

In the table below, the components, as discussed above, of the ALLL are shown at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018			Increase (Decrease)
	Loan Balance	ALLL Balance	ALLL to Total Loans	Loan Balance	ALLL Balance	ALLL to Total Loans	Loan Balance	ALLL Balance
Non impaired loans	$2,807,728	$25,135	0.87%	$2,568,930	$23,249	0.87%	$238,798	$1,886	0 bps
Acquired loans (1)	72,752	115	0.00	91,344	185	0.01	(18,592)	(70)	-1 bps
Impaired loans	4,030	2,193	0.08	7,669	17	0.00	(3,639)	2,176	8 bps
Total loans	$2,884,510	$27,443	0.95%	$2,667,943	$23,451	0.88%	$216,567	$3,992	0 bps

  (1) Acquired loans are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of June 30, 2019, $115 in ALLL was recorded at June 30, 2019 related to the loans acquired.

At June 30, 2019, the ALLL was $27,443, compared to $23,451 at December 31, 2018. The ALLL as a percentage of total loans was 0.95% at June 30, 2019 and 0.88% at December 31, 2018. The Company’s loan growth and management’s evaluation of the risk profile, combined with developments during the first and second quarters of 2019 in one SNC relationship, are the primary reasons for the increase in the allowance amount.

The table below sets forth the activity in the ALLL for the periods presented.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Beginning balance	$23,451	$21,247
Loans charged-off:
Construction & land development	—	38
Residential real estate	15	7
Commercial & industrial	8,131	49
Consumer & other	99	17
Total loans charged-off	8,245	111
Recoveries on loans previously charged-off:
Construction & land development	—	1
Residential real estate	15	38
Commercial & industrial	71	10
Consumer & other	65	13
Total loan recoveries	151	62
Net charge-offs	(8,094)	(49)
Provision for loan losses charged to expense	12,086	1,143
Total allowance at end of period	$27,443	$22,341
Total loans, gross, at end of period(1)	$2,884,510	$2,474,302
Average gross loans(1)	$2,811,954	$2,376,613
Allowance to total loans	0.95%	0.90%
Net charge-offs (recoveries) to average loans, annualized	0.58%	0.00%

(1) Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30, 2019		December 31, 2018
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$4,784	20.3%	$4,743	21.9%
Commercial	7,641	32.3	6,725	30.1
Residential	4,844	24.1	4,743	25.6
Total real estate	17,269	76.7	16,211	77.6
Commercial and industrial	10,118	23.1	7,166	22.2
Consumer and other	56	0.2	74	0.2
	$27,443	100.0%	$23,451	100.0%

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

The primary component of non-performing loans is non-accrual loans, which as of June 30, 2019 totaled $4,030. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest which totaled $676 at June 30, 2019. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection.

The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2019	December 31, 2018
Non-accrual loans	$4,030	$5,488
Past due loans 90 days or more and still accruing interest	676	208
Total non-performing loans	4,706	5,696
Foreclosed real estate and repossessed assets	-	-
Total non-performing assets	4,706	5,696
Total non-performing loans as a percentage of total loans	0.16%	0.21%
Total non-performing assets as a percentage of total assets	0.12%	0.13%
Allowance for loan losses as a percentage of non-performing loans	583%	412%

As of June 30, 2019, there were nine loans on non-accrual status. The amount and number are further delineated by collateral segment and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Residential real estate	$1,837	45.6%	8
Commercial & industrial	2,193	54.4	1
Total non-accrual loans	$4,030	54.9%	9

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, totaled $715,132 at June 30, 2019, compared to $1,030,668 at December 31, 2018, a decrease of $315,536, or 30.6%. The decrease in available-for-sale securities was primarily attributed to security sales during the first six months of 2019.

Held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $118,963 at June 30, 2019, compared to $121,617 at December 31, 2018, a decrease of $2,654, or 2.2%. The decrease is attributable to securities that matured or had principal pay downs during the first six months of 2019.

The combined securities portfolios represented 20.5% and 27.1% of total assets at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the Company had no securities that were classified as having other than temporary impairment.
The Company also had other investments of $24,842 and $21,831 at June 30, 2019 and December 31, 2018, respectively, primarily consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank required as members of the Federal Reserve Bank System (“FRB”) and the Federal Home Loan Bank System (“FHLB”). The FHLB and FRB investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $12,948 at June 30, 2019 compared to $12,371 at December 31, 2018, an increase of $577, or 4.7%. The increase is primarily attributed to an increase of $1,182 in leasehold improvements, net of depreciation, related to several of the Company’s locations.

Deposits

At June 30, 2019, total deposits were $3,146,645, a decrease of $285,162, or 8.3%, compared to $3,431,807 at December 31, 2018. Included in the Company’s funding strategy are brokered deposits, public funds deposits and reciprocal deposits. Total brokered deposits decreased $98,600, or 12.4%, to $699,195 at June 30, 2019, when compared with $797,795 at December 31, 2018, which reflects the Company’s strategy to reduce its dependence on non-core funding. Public funds deposits decreased $302,683, or 38.7%, to $480,206 at June 30, 2019 when compared with $782,889 at December 31, 2018 due to the Company’s strategy to redirect some of the Company’s local government customers into the reciprocal account relationships, thereby decreasing the Company’s requirements to collateralize those public funds deposits. As a result, reciprocal deposits increased $123,840, or 39.6%, to $436,522 at June 30, 2019, compared to $312,682 at December 31, 2018.

Time deposits, excluding brokered deposits and public funds, as of June 30, 2019, amounted to $432,156, compared to $532,445 as of December 31, 2018, a decrease of $100,289, or 18.8%.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

June 30, 2019
Three months or less	$141,700
Three through six months	96,030
Six through twelve months	87,272
Over twelve months	152,032
Total	$477,034

Federal Funds Purchased and Repurchase Agreements

The Company had no federal funds purchased from correspondent banks or repurchase agreements as of June 30, 2019 and December 31, 2018.

Federal Home Loan Bank Advances

The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At June 30, 2019 and at December 31, 2018, advances totaled $396,500 and $368,500, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2019	$241,500	2.42%
2020	155,000	2.41
Total	$396,500	2.41%

Subordinated Notes

At June 30, 2019, the Company’s subordinated notes, net of issuance costs, totaled $58,782 compared with $58,693 at December 31, 2018. For more information related to the subordinated notes and the related issuance costs, please see Note 12 of the consolidated financial statements.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of June 30, 2019, $715,132 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Another $118,963 of the portfolio was classified as held-to-maturity and is reported at amortized cost. Approximately $468,429 of the total $834,095 investment securities portfolio on hand at June 30, 2019, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank.

Equity

As of June 30, 2019, the Company’s equity was $393,609, as compared with $372,833 as of December 31, 2018. The increase in equity was due to the Company’s earnings of $8,075 in the six months ended June 30, 2019, the common stock increase of $3,600, less dividends paid of $1,167 and the $2,244 decrease for the amortization of security premiums with the adoption of ASU 2017-08, plus the $12,512 increase in the valuation of available-for-sale securities.

On January 23, 2019, we announced that our board of directors had authorized a share repurchase program for up to $30,000 of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $30,000, or January 23, 2020. For the three and six months ended June 30, 2019, we repurchased 19,180 shares of our common stock at a weighted average price of $27.07 and an aggregate cost of $519.

Effects on Inflation and Changing Prices

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

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At June 30, 2019, the Company had unfunded loan commitments outstanding of $63,707, unused lines of credit of $801,049, and outstanding standby letters of credit of $52,064.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	June 30, 2019	March 31 2019	December 31, 2018	Sept 30, 2018	June 30, 2018
Total shareholders’ equity	$393,516	$383,421	$372,740	$356,074	$348,059
Less: Preferred stock	—	—	—	—	—
Total common equity	393,516	383,421	372,740	356,074	348,059
Common shares outstanding	14,628,287	14,574,339	14,538,085	14,525,351	14,480,240
Book value per share	$26.90	$26.31	$25.64	$24.51	$24.04
Total common equity	393,516	383,421	372,740	356,074	348,059
Less: Goodwill and other intangible assets	18,885	19,020	19,128	19,327	19,499
Tangible common equity	$374,631	$364,401	$353,612	$336,747	$328,560
Common shares outstanding	14,628,287	14,574,339	14,538,085	14,525,351	14,480,240
Tangible book value per share	$25.61	$25.00	$24.32	$23.18	$22.69
Average total common equity	388,460	377,116	299,840	351,293	340,175
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	18,971	19,109	19,268	19,433	19,860
Average tangible common shareholders’ equity	$369,489	$358,007	$280,572	$331,860	$320,315
Net income available to common shareholders	5,173	2,901	3,743	10,549	10,161
Average tangible common equity	369,489	358,007	325,012	331,860	320,315
Return on average tangible common equity(1)	5.6%	3.3%	4.6%	12.6%	12.7%
Efficiency Ratio:
Net interest income	$27,365	$27,420	$26,920	$26,562	$26,905
Noninterest income	4,923	3,486	(383)	3,442	4,147
Operating revenue	32,288	30,906	26,537	30,004	31,052
Expense
Total noninterest expense	19,370	22,616	21,689	18,251	18,050
Efficiency ratio(2)	60.0%	73.2%	81.7%	60.8%	58.1%
(1)	Annualized
(2)	Efficiency ratio (GAAP) is calculated by dividing reported noninterest expense by reported total revenue

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Income Statement Data ($):
Interest income	47,453	47,523	46,046	43,717	42,136
Interest expense	20,088	20,103	19,125	17,155	15,231
Net interest income	27,365	27,420	26,921	26,562	26,905
Provision for loan losses	7,031	5,055	975	136	570
Noninterest income (expense)	4,923	3,486	(384)	3,442	4,147
Noninterest expense	19,370	22,616	21,689	18,251	18,050
Net income before taxes	5,887	3,235	3,873	11,617	12,432
Income tax expense	706	334	122	1,068	2,263
Net income	5,181	2,901	3,751	10,549	10,169
Pre-tax pre-provision profit	12,918	8,290	4,848	11,753	13,002
Earnings before interest and taxes	25,975	23,338	23,048	28,722	27,663
Net income available to common shareholders	5,173	2,901	3,743	10,549	10,161
Weighted average diluted common shares	14,894,140	14,804,830	14,821,540	14,903,751	14,814,059
Earnings per share, basic	0.35	0.20	0.26	0.73	0.71
Earnings per share, diluted	0.34	0.19	0.25	0.70	0.68
Dividend per share	0.04	0.04	—	—	—
Profitability (%)
Return on average assets	0.51	0.28	0.35	1.01	0.98
Return on average equity	5.3	3.1	4.1	11.9	12.0
Return on average tangible common equity(3)	5.6	3.3	4.3	12.6	12.7
Efficiency ratio(3)	60.0	73.2	81.7	60.8	58.1
Net interest margin(1)	2.84	2.80	2.69	2.70	2.74
Balance Sheet Data ($):
Loans (including HFS)	2,907,526	2,829,107	2,676,502	2,564,684	2,488,862
Loan loss reserve	27,443	27,857	23,451	22,479	22,341
Cash	150,721	300,113	280,212	144,660	176,870
Securities	834,095	918,132	1,152,285	1,319,774	1,357,918
Goodwill	18,176	18,176	18,176	18,176	18,176
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	709	844	952	1,151	1,323
Assets	4,071,971	4,238,436	4,249,439	4,167,813	4,165,238
Deposits	3,146,645	3,315,843	3,431,807	3,371,550	3,398,025
Liabilities	3,678,362	3,854,922	3,876,606	3,811,636	3,817,076
Total shareholders' equity	393,516	383,421	372,740	356,074	348,059
Total equity	393,609	383,514	372,833	356,177	348,162
Tangible common equity(3)	374,631	364,401	353,612	336,747	328,560
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.16	0.42	0.21	0.16	0.14
Nonperforming assets / (total loans(2) + foreclosed assets)	0.16	0.42	0.21	0.23	0.21
Loan loss reserve / total loans(2)	0.95	0.99	0.88	0.88	0.90
Net charge-offs (recoveries) / average loans HFI(4)	1.04	0.10	0.00	0.00	0.00
Capital (%)
Tangible common equity to tangible assets(3)	9.2	8.6	8.4	8.1	7.9
Leverage ratio	9.2	8.8	8.8	8.7	8.3
Common Equity Tier 1 ratio	11.2	11.3	12.2	12.2	12.1
Tier 1 risk-based capital ratio	11.2	11.3	12.2	12.2	12.1
Total risk-based capital ratio	13.7	14.0	14.9	15.0	15.0

(1)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.
(4)	Annualized.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under our Registration Statement on Form S-4, which was declared effective by the SEC on May 14, 2014; (2) the last day of the fiscal year in which we have $1.07 billion or more in annual revenues; (3) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or (4) the date on which we have, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile. The Company will cease to be an emerging growth company as of December 31, 2019.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended June 30, 2019, net interest income was estimated to increase 1.18% and 1.12% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 1.38% and 0.99% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of June 30, 2019.

Projected Interest Rate Change	Net Interest Income $	Net Interest Income $ Change from Base	% Change from Base
-200	115,409	(1,149)	(0.99)%
-100	114,948	(1,610)	(1.38)%
Base	116,558	—	—
+100	117,932	1,374	1.18%
+200	117,859	1,301	1.12%
+300	117,107	549	0.47%
+400	116,697	139	0.12%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 19, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.N/A
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Equity Securities

The following table discloses shares of our common stock repurchased during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2019 to April 30, 2019	—	—	—	$30,000
May 1, 2019 to May 31, 2019	—	—	—	30,000
June 1, 2019 to June 30, 2019	19,180	$27.07	19,180	29,481

(1)   On January 23, 2019, we announced that our board of directors had authorized a share repurchase program for     up to $30 million of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $30 million or on January 23, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Triple Net Office Lease Agreement, by and between Nolensville Real Estate Partners, LLC and Franklin Synergy Bank, on May 6, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

10.2

Severance Agreement and General Release, by and between Franklin Synergy Bank and Sally Bowers, dated May 7, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

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

Franklin Financial Network, INC.

August 6, 2019	By:	/s/ Christopher J. Black
Christopher J. Black Executive Vice President and Chief Financial Officer
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)