Form 10-Q
period 2019-09-30
Franklin Financial Network Inc.
filed 2019-10-31
CIK 1407067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of October 28, 2019, was 14,716,669.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from financial institutions	$178,747	$280,212
Certificates of deposit at other financial institutions	3,590	3,594
Securities available for sale	612,371	1,030,668
Securities held to maturity (fair value 2019—$0 and 2018—$118,955)	—	121,617
Loans held for sale, at fair value	56,570	11,103
Loans held for investment	2,796,233	2,665,399
Allowance for loan losses	(26,474)	(23,451)
Net loans	2,769,759	2,641,948
Restricted equity securities, at cost	24,764	21,831
Premises and equipment, net	12,449	12,371
Accrued interest receivable	12,077	13,337
Bank owned life insurance	56,366	55,239
Deferred tax asset	10,297	13,189
Servicing rights, net	3,128	3,403
Goodwill	18,176	18,176
Core deposit intangible, net	556	952
Other assets	59,474	21,799
Total assets	$3,818,324	$4,249,439
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$346,441	$290,580
Interest bearing	2,715,509	3,141,227
Total deposits	3,061,950	3,431,807
Federal Home Loan Bank advances	220,000	368,500
Subordinated notes, net	58,827	58,693
Accrued interest payable	3,932	4,700
Other liabilities	65,354	12,906
Total liabilities	3,410,063	3,876,606
Commitments and Contingencies (Note 9)
Equity
Preferred stock, no par value: 1.0 million shares authorized; no shares outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value: 30.0 million authorized; 14.6 million and 14.5 million issued and outstanding at September 30, 2019 and December 31, 2018, respectively	269,842	264,905
Retained earnings	138,579	123,176
Accumulated other comprehensive loss	(253)	(15,341)
Total shareholders’ equity	408,168	372,740
Non-controlling interest in consolidated subsidiary	93	93
Total equity	408,261	372,833
Total liabilities and equity	$3,818,324	$4,249,439

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income and dividends
Loans, including fees	$40,118	$34,435	$118,658	$95,541
Securities:
Taxable	3,815	6,460	14,823	19,476
Tax-Exempt	1,471	1,926	4,351	5,770
Dividends on restricted equity securities	291	313	971	916
Federal funds sold and other	836	583	2,704	2,197
Total interest income	46,531	43,717	141,507	123,900
Interest expense
Deposits	15,020	14,137	48,689	37,385
Federal funds purchased and repurchase agreements	49	69	211	296
Federal Home Loan Bank advances and other borrowings	2,118	1,867	6,314	4,390
Subordinated notes	1,082	1,082	3,246	3,246
Total interest expense	18,269	17,155	58,460	45,317
Net interest income	28,262	26,562	83,047	78,583
Provision for loan losses	1,000	136	13,086	1,279
Net interest income after provision for loan losses	27,262	26,426	69,961	77,304
Noninterest income
Service charges on deposit accounts	83	58	234	151
Other service charges and fees	1,069	747	2,729	2,321
Mortgage banking revenue	2,702	1,490	6,847	5,092
Wealth management	767	705	2,067	2,198
Gain (loss) on sale or call of securities	1,493	(1)	2,009	—
Net loss on sale of loans	(1,758)	—	(1,972)	—
Net gain on sale of foreclosed assets	2	3	9	9
Other	435	440	1,279	1,274
Total noninterest income	4,793	3,442	13,202	11,045
Noninterest expense
Salaries and employee benefits	11,632	10,723	37,740	30,179
Occupancy and equipment	3,360	2,933	9,756	8,412
FDIC assessment (income) expense	(357)	1,020	1,293	2,458
Marketing	315	306	935	855
Professional fees	1,118	1,023	3,114	3,254
Amortization of core deposit intangible	120	169	396	455
Other	2,426	2,077	7,366	6,176
Total noninterest expense	18,614	18,251	60,600	51,789
Income before income tax expense	13,441	11,617	22,563	36,560
Income tax expense	2,117	1,068	3,157	5,790
Net income	11,324	10,549	19,406	30,770
Earnings attributable to noncontrolling interest	—	—	(8)	(8)
Net income available to common shareholders	$11,324	$10,549	$19,398	$30,762
Earnings per share:
Basic	$0.77	$0.73	$1.33	$2.19
Diluted	0.75	0.70	1.29	2.10

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$11,324	$10,549	$19,406	$30,770
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain (loss) arising during the period	5,142	(6,279)	24,250	(24,625)
Reclassification adjustment for losses (gains) included in net income	(1,493)	1	(2,009)	—
Tax effect	(843)	1,639	(5,693)	6,429
Net of tax	2,806	(4,639)	16,548	(18,196)
Unrealized gain/loss on cash flow hedge:
Unrealized holding loss	(311)	—	(1,978)	—
Tax effect	81	—	518	—
Net of tax	(230)	—	(1,460)	—
Total other comprehensive income (loss)	2,576	(4,639)	15,088	(18,196)
Comprehensive income	$13,900	$5,910	$34,494	$12,574

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended September 30, 2019 and September 30, 2018

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Loss	Interest	Equity
Balance at July 1, 2018	$—	14,480,240	$259,517	$108,884	$(20,343)	$103	$348,161
Exercise of common stock options, includes net settlement of shares	—	50,241	908	—	—	—	908
Stock based compensation expense, net of restricted share forfeitures	—	—	1,376	—	—	—	1,376
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(4,456)	(178)	—	—	—	(178)
Issuance of restricted stock awards, net of forfeitures	—	(674)	—	—	—	—	—
Net income	—	—	—	10,549	—	—	10,549
Other comprehensive loss	—	—	—	—	(4,639)	—	(4,639)
Balance at September 30, 2018	$—	14,525,351	$261,623	$119,433	$(24,982)	$103	$356,177

Balance at July 1, 2019	$—	14,628,287	$268,505	$127,840	$(2,829)	$93	$393,609
Exercise of common stock options, includes net settlement of shares	—	12,340	216	—	—	—	216
Stock based compensation expense, net of restricted share forfeitures	—	—	1,313	—	—	—	1,313
Issuance of restricted stock awards, net of forfeitures, and vesting of restricted stock units	—	2,900	—	—	—	—	—
Purchase of treasury stock	—	(7,043)	(192)	—	—	—	(192)
Cash dividends - common stock ($0.04 per share)	—	—	—	(585)	—	—	(585)
Net income	—	—	—	11,324	—	—	11,324
Other comprehensive income	—	—	—	—	2,576	—	2,576
Balance at September 30, 2019	$—	14,636,484	$269,842	$138,579	$(253)	$93	$408,261

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2019 and September 30, 2018

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Shareholders’ Equity
	Preferred	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Stock	Shares	Amount	Earnings	Loss	Interest	Equity
Balance at January 1, 2018	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653
Exercise of common stock options, includes net settlement of shares	—	207,472	2,845	—	—	—	2,845
Stock based compensation expense, net of restricted share forfeitures	—	—	3,454	—	—	—	3,454
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(7,271)	(273)	—	—	—	(273)
Issuance of restricted stock awards, net of forfeitures	—	117,632	—	—	—	—	—
Stock issued for acquisition (net of issuance costs)	—	970,390	32,932	—	—	—	32,932
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	30,770	—	—	30,770
Other comprehensive loss	—	—	—	—	(18,196)	—	(18,196)
Balance at September 30, 2018	$—	14,525,351	$261,623	$119,433	$(24,982)	$103	$356,177

Balance at January 1, 2019	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833
Cumulative-effect of accounting change	—	—	—	$(2,244)	—	—	(2,244)
Balance at January 1, 2019, adjusted	$—	14,538,085	$264,905	$120,932	$(15,341)	$93	$370,589
Exercise of common stock options, includes net settlement of shares	—	121,502	1,493	—	—	—	1,493
Stock based compensation expense, net of restricted share forfeitures	—	—	4,155	—	—	—	4,155
Issuance of restricted stock awards, net of forfeitures, and vesting of restricted stock units	—	3,120	—	—	—	—	—
Purchase of treasury stock	—	(26,223)	(711)	—	—	—	(711)
Cash dividends - common stock ($0.12 per share)	—	—	—	(1,751)	—	—	(1,751)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	19,406	—	—	19,406
Other comprehensive income	—	—	—	—	15,088	—	15,088
Balance at September 30, 2019	$—	14,636,484	$269,842	$138,579	$(253)	$93	$408,261

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$19,406	$30,770
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,324	1,279
Accretion of purchase accounting adjustments	(471)	(1,122)
Net amortization of securities	4,576	6,323
Amortization of loan servicing right asset	901	643
Amortization of core deposit intangible	396	455
Amortization of debt issuance costs	134	134
Provision for loan losses	13,086	1,279
Deferred income tax benefit	(2,920)	(853)
Excess tax benefit related to stock compensation	(177)	—
Origination of loans held for sale	(437,386)	(267,862)
Proceeds from sale of loans held for sale	398,134	269,594
Net gain on sale of loans held for sale	(6,841)	(4,759)
Loss on sale of loans held for investment	1,972	—
Gain on sale of available for sale securities	(2,009)	—
Income from bank owned life insurance	(1,127)	(1,155)
Stock-based compensation	4,155	3,454
Deferred gain on sale of loans	(11)	(11)
Deferred gain on sale of foreclosed assets	(10)	(9)
Net change in:
Accrued interest receivable and other assets	7,672	(4,002)
Accrued interest payable and other liabilities	(660)	(1,984)
Net cash from operating activities	$144	32,174
Cash flows from investing activities
Securities available for sale :
Sales and calls	562,784	—
Purchases	(106,761)	(235,319)
Maturities and prepayments	105,247	122,172
Securities held to maturity :
Purchases	(4,909)	(1,676)
Maturities, prepayments and calls	8,116	10,571
Net change in loans	(219,270)	(196,053)
Proceeds from sale of loans held for investment	76,849	—
Purchase of restricted equity securities	(2,933)	(2,425)
Purchases of premises and equipment, net	(1,402)	(1,597)
Decrease in certificates of deposits at other financial institutions	4	251
Purchase of bank owned life insurance	—	(119)
Net cash acquired from acquisition	—	24,660
Net cash from investing activities	$417,725	(279,535)
Cash flows from financing activities
(Decrease) increase in deposits	(369,857)	81,160
Decrease in federal funds purchased and repurchase agreements	—	(31,004)
Proceeds from Federal Home Loan Bank advances	390,000	270,000
Repayment of Federal Home Loan Bank advances	(538,500)	(182,000)
Proceeds from issuance of common stock, net of offering costs	—	(242)
Proceeds from exercise of common stock options	1,493	2,845
Divestment of common stock issued to 401(k) plan	—	(273)
Purchase of treasury stock	(711)	—
Dividends paid on common stock	(1,751)	—
Noncontrolling interest distributions	(8)	(8)
Net cash from financing activities	(519,334)	140,478
Net change in cash and cash equivalents	(101,465)	(106,883)
Cash and cash equivalents at beginning of period	280,212	251,543
Cash and cash equivalents at end of period	$178,747	$144,660
Supplemental information:
Interest paid	$59,228	$44,159
Income taxes paid	7,774	6,632
Non-cash supplemental information:
Fair value of stock and stock options issued related to Civic Bank acquisition	$—	$33,174
Transfers from loans to foreclosed assets	—	350
Establishment of lease liability and right-of use asset	$43,723	$—
Transfers from securities held to maturity to securities available for sale	$116,203	$—

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, the Company does not currently plan to early adopt this ASU. The following amendments to ASU 2016-13 are also in consideration by the Company: ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The Company continues to make progress in accordance with the Company’s implementation plan for adoption. The Company has developed new expected credit loss estimation models. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a DCF method or a loss-rate method to estimate expected credit losses. Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will estimate credit losses over a forecast horizon and revert to long term historical loss experience on a straight-line basis. Management will select economic variables it believes to be most relevant based on the composition of the loan portfolio, likely to include forecasted levels of employment, non-performing and delinquent loan third party industry data, and real estate and construction metrics. Management currently intends to leverage economic projections from a reputable and independent third party to inform its reasonable and supportable forecasts over the one-year forecast period. Management, when developing the forecast metrics, will also consider other internal and external indicators of economic forecasts.

The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio and economic conditions and forecasts at the time of adoption. It could also be subject to further regulatory or accounting guidance and other management validation and judgments. More specifically, the current estimated change in reserve is influenced by the longer contractual maturities of the real estate lending portfolios being offset by the shorter contractual maturities of the construction and commercial loan portfolios. This estimated impact at adoption also includes certain qualitative adjustments to the allowance for credit losses.

Management is currently assessing the impact on available-for-sale securities to the Company’s consolidated financial statements upon adoption of ASU 2016-13. The ultimate impact will depend upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

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

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available-for-sale portfolio at September 30, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019

Mortgage-backed securities: residential	$393,990	$1,259	$(1,487)	$393,762
Mortgage-backed securities: commercial	18,229	191	(109)	18,311
Corporate notes	25,343	564		25,907
State and political subdivisions	173,336	1,067	(12)	174,391
Total	$610,898	$3,081	$(1,608)	$612,371

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. Treasury securities	$253,015	$59	$(60)	$253,014
U.S. government sponsored entities and agencies	21,999	1	(112)	21,888
Mortgage-backed securities: residential	596,766	27	(16,094)	580,699
Asset-backed securities	25,744	—	(900)	24,844
Corporate notes	12,480	21	(77)	12,424
State and political subdivisions	141,432	863	(4,496)	137,799
Total	$1,051,436	$971	$(21,739)	$1,030,668

During the third quarter of 2019, the Company elected to transfer its held-to-maturity securities portfolio to the available-for-sale portfolio. At the time of transfer, the securities had an amortized cost of $117,409 and a fair value of $121,964. Due to the continued decline in interest rates, the Company elected to move the securities into available-for-sale to provide more opportunities to reposition the portfolio.

There were no securities held-to-maturity at September 30, 2019. The amortized cost and fair value of the securities held-to-maturity at December 31, 2018 and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
Mortgage backed securities: residential	$75,944	$34	$(3,072)	$72,906
State and political subdivisions	45,673	466	(90)	46,049
Total	$121,617	$500	$(3,162)	$118,955

The proceeds from sales and calls of securities available-for-sale and the associated gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds	$215,747	$—	$562,784	$—
Gross gains	3,842	—	6,010	—
Gross losses	(2,349)	(1)	(4,001)	—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2019
	Amortized Cost	Fair Value
Available-for-sale
One year or less	$10,000	$9,999
Over one year through five years	1,612	1,645
Over five years through ten years	27,830	28,489
Over ten years	159,237	160,165
Mortgage-backed securities: residential	393,990	393,762
Mortgage-backed securities: commercial	18,229	18,311
Total	$610,898	$612,371

Securities pledged at September 30, 2019 and December 31, 2018 had a carrying amount of $342,286 and $939,440, respectively, and were pledged to secure public deposits.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized and unrecognized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Available-for-sale

Mortgage-backed securities: residential	$28,345	$(38)	$227,215	$(1,449)	$255,560	$(1,487)
Mortgage-backed securities: commercial	—	—	7,413	(109)	7,413	(109)
State and political subdivisions	13,357	(12)	—	—	13,357	(12)
Total available-for-sale	$41,702	$(50)	$234,628	$(1,558)	$276,330	$(1,608)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available-for-sale
U.S. Treasury securities	$163,722	$(60)	$—	$—	$163,722	$(60)
U.S. government sponsored entities and agencies	1,355	(12)	19,937	(100)	21,292	(112)
Mortgage-backed securities: residential	83,203	(755)	490,752	(15,339)	573,955	(16,094)
Asset-backed securities	24,845	(900)	—	—	24,845	(900)
Corporate	9,839	(77)	—	—	9,839	(77)
State and political subdivisions	10,446	(106)	69,238	(4,390)	79,684	(4,496)
Total available-for-sale	$293,410	$(1,910)	$579,927	$(19,829)	$873,337	$(21,739)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity
Mortgage-backed securities: residential	$2,239	$(40)	$68,067	$(3,032)	$70,306	$(3,072)
State and political subdivisions	8,362	(39)	3,675	(51)	12,037	(90)
Total held-to-maturity	$10,601	$(79)	$71,742	$(3,083)	$82,343	$(3,162)

Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality. As of September 30, 2019, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS

Loans at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Loans
Construction and land development	$598,211	$584,440
Commercial real estate:
Nonfarm, nonresidential	912,920	754,243
Other	32,515	48,017
Residential real estate:
Closed-end 1-4 family	476,703	493,065
Other	195,823	189,817
Commercial and industrial	578,056	592,793
Consumer and other	5,955	5,568
Loans before net deferred loan fees	2,800,183	2,667,943
Deferred loan fees, net	(3,950)	(2,544)
Total loans	2,796,233	2,665,399
Allowance for loan losses	(26,474)	(23,451)
Total loans, net of allowance for loan losses	$2,769,759	$2,641,948

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2019 and 2018:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$4,784	$7,641	$4,844	$10,118	$56	$27,443
Provision for loan losses	171	(36)	(200)	1,055	10	1,000
Loans charged-off	(59)	—	—	(1,935)	(27)	(2,021)
Recoveries	—	—	—	30	22	52
Total ending allowance balance	$4,896	$7,605	$4,644	$9,268	$61	$26,474
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$4,613	$6,163	$4,533	$6,976	$56	$22,341
Provision for loan losses	172	(18)	(30)	13	(1)	136
Loans charged-off	—	—	—	—	(5)	(5)
Recoveries	—	—	5	—	2	7
Total ending allowance balance	$4,785	$6,145	$4,508	$6,989	$52	$22,479

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2019 and 2018.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Provision for loan losses	212	880	(101)	12,067	28	13,086
Loans charged-off	(59)	—	(15)	(10,066)	(126)	(10,266)
Recoveries	—	—	17	101	85	203
Total ending allowance balance	$4,896	$7,605	$4,644	$9,268	$61	$26,474
Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	1,021	164	638	(559)	15	1,279
Loans charged-off	(39)	—	(7)	(49)	(22)	(117)
Recoveries	1	—	43	10	16	70
Total ending allowance balance	$4,785	$6,145	$4,508	$6,989	$52	$22,479

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6	$—	$—	$77	$—	$83
Collectively evaluated for impairment	4,890	7,605	4,644	9,191	61	26,391
Total ending allowance balance	$4,896	$7,605	$4,644	$9,268	$61	$26,474
Loans:
Individually evaluated for impairment	$429	$—	$2,359	$240	$—	$3,028
Collectively evaluated for impairment	597,782	945,435	670,167	577,816	5,955	2,797,155
Total ending loans balance	$598,211	$945,435	$672,526	$578,056	$5,955	$2,800,183
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$17	$—	$17
Collectively evaluated for impairment	4,743	6,725	4,743	7,149	74	23,434
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Loans:
Individually evaluated for impairment	$2,298	$—	$3,189	$167	$—	$5,654
Collectively evaluated for impairment	582,142	802,260	679,693	592,626	5,568	2,662,289
Total ending loans balance	$584,440	$802,260	$682,882	$592,793	$5,568	$2,667,943

Loans collectively evaluated for impairment reported at September 30, 2019 include certain acquired loans. At September 30, 2019, these non-PCI loans had a carrying value of $62,989, comprised of contractually unpaid principal totaling $63,855 and discounts totaling $866. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $83 was necessary at September 30, 2019.

The following table presents information related to impaired loans by class of loans as of September 30, 2019 and December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2019
With no allowance recorded:
Residential real estate:
Closed-end 1-4 family	$982	$975	$—
Other	1,384	1,384	—
Commercial and industrial	13	13	—
Subtotal	2,379	2,372	—
With an allowance recorded:
Construction and land development	429	429	6
Commercial and industrial	227	227	77
Subtotal	656	656	83
Total	$3,035	$3,028	$83
December 31, 2018
With no allowance recorded:
Construction and land development	$2,298	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,280	1,272	—
Other	1,917	1,917	—
Subtotal	5,495	5,487	—
With an allowance recorded:
Construction and land development
Commercial and industrial	167	167	17
Subtotal	167	167	17
Total	$5,662	$5,654	$17

The following table presents the average recorded investment of impaired loans by class of loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Recorded Investment	2019	2018	2019	2018
With no allowance recorded:
Construction and land development	$284	$548	$351	$649
Commercial real estate:
Nonfarm, nonresidential	—	—	17	—
Residential real estate:
Closed-end 1-4 family	537	1,465	675	1,991
Other	1,369	1,025	1,239	1,025
Commercial and industrial	4	2,466	881	1,099
Subtotal	$2,194	$5,504	$3,163	$4,764
With an allowance recorded:
Construction and land development	$404	$—	$196	$—
Residential real estate:
Closed-end 1-4 family	3		1
Commercial and industrial	1,721	177	3,098	2,017
Subtotal	2,128	177	3,295	2,017
Total average recorded investment	$4,322	$5,681	$6,458	$6,781

The impact on net interest income for these loans was not material to the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

	Nonaccrual	Loans Past Due Over 90 Days And Still Accruing Interest
September 30, 2019
Construction and land development	$429	$79
Residential real estate:
Closed-end 1-4 family	975	—
Other	1,384	—
Commercial and industrial	240	—
Total	$3,028	$79

December 31, 2018
Construction and land development	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,273	—
Other	1,917	—
Commercial and industrial	—	208
Total	$5,488	$208

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2019
Construction and land development	$—	$—	$509	$509	$597,702	$598,211
Commercial real estate:
Nonfarm, nonresidential	—	—	—	—	912,920	912,920
Other	—	—	—	—	32,515	32,515
Residential real estate:
Closed-end 1-4 family	53	—	662	715	475,988	476,703
Other	391	35	360	786	195,037	195,823
Commercial and industrial	839	701	13	1,553	576,503	578,056
Consumer and other	—	—	—	—	5,955	5,955
	$1,283	$736	$1,544	$3,563	$2,796,620	$2,800,183
December 31, 2018
Construction and land development	$294	$1,986	$548	$2,828	$581,612	$584,440
Commercial real estate:
Nonfarm, nonresidential	515	—	—	515	753,728	754,243
Other	—	—	—	—	48,017	48,017
Residential real estate:
Closed-end 1-4 family	2,390	404	228	3,022	490,043	493,065
Other	142	—	1,810	1,952	187,865	189,817
Commercial and industrial	241	252	208	701	592,092	592,793
Consumer and other	—	—	—	—	5,568	5,568
	$3,582	$2,642	$2,794	$9,018	$2,658,925	$2,667,943

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table excludes deferred loan fees and includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of September 30, 2019 and December 31, 2018:

	Pass	Special Mention	Substandard	Total
September 30, 2019
Construction and land development	$592,180	5,370	661	$598,211
Commercial real estate:
Nonfarm, nonresidential	886,455	25,165	1,300	912,920
Other	32,515	—	—	32,515
Residential real estate:
Closed-end 1-4 family	473,878	60	2,765	476,703
Other	193,450	706	1,667	195,823
Commercial and industrial	532,499	1,860	43,697	578,056
Consumer and other	5,955	—	—	5,955
	$2,716,932	$33,161	$50,090	$2,800,183

	Pass	Special Mention	Substandard	Total
December 31, 2018
Construction and land development	$580,468	$1,416	$2,556	$584,440
Commercial real estate:
Nonfarm, nonresidential	739,469	14,774	—	754,243
Other	48,017	—	—	48,017
Residential real estate:
Closed-end 1-4 family	489,781	948	2,336	493,065
Other	186,485	404	2,928	189,817
Commercial and industrial	553,589	8,313	30,891	592,793
Consumer and other	5,567	1	—	5,568
	$2,603,376	$25,856	$38,711	$2,667,943

Troubled Debt Restructurings

As of September 30, 2019, the Company’s loan portfolio contains one loan that has been modified in a troubled debt restructuring with a balance of $313. As of December 31, 2018, the Company’s loan portfolio contained one loan that had been modified in a troubled debt restructuring with a balance of $167.

NOTE 4—LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$478,383	$492,761
Federal National Mortgage Association	2,129	—
Other	3,561	3,689

The related loan servicing rights activity for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Servicing rights:
Beginning of period	$3,299	$3,536	$3,403	$3,620
Additions	243	132	626	488
Amortized to expense	(414)	(203)	(901)	(643)
Decrease in impairment	—	—	—	—
End of period	$3,128	$3,465	$3,128	$3,465

The components of net loan servicing fees for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loan servicing fees, net:
Loan servicing fees	$325	$314	$943	$976
Amortization of loan servicing fees	(414)	(203)	(901)	(643)
Total	$(89)	$111	$42	$333

The fair value of servicing rights was estimated by management to be approximately $3,310 at September 30, 2019. Fair value for September 30, 2019 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 20.4%. At December 31, 2018, the fair value of servicing rights was estimated by management to be approximately $4,836. Fair value for December 31, 2018 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 11.9%.

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2034. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of condition. Upon adoption of FASB ASU 2016-02 Leases on January 1, 2019, the Company began recognizing right-of-use assets and lease liabilities related to its operating leases. Prior to ASU 2016-02, such assets and liabilities were recognized only for capital leases (referred to as finance leases under the amendments of ASU 2016-02). In accordance with the optional transition method allowed by ASU 2016-11, comparative prior period information included within this note is presented in accordance with guidance in effect during those periods. The Company has one existing finance lease for additional office space with a lease term through 2033. As this lease was previously required to be recorded on the Company’s consolidated statements of condition, and was recorded in other assets and other liabilities, Topic 842 did not materially impact the accounting for this lease. During the nine months ended September 30, 2019 one additional lease agreement has been executed and is scheduled to commence in 2020 relocating one branch in Williamson County, Tennessee.

The following table represents the consolidated statements of condition classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated statements of condition.

Lease right-of-use assets	Classification	September 30, 2019
Operating lease right-of-use assets	Other Assets	$40,285
Finance lease right-of-use assets	Other Assets	2,869
Total lease right-of-use assets		$43,154

Lease liabilities	Classification	September 30, 2019
Operating lease right-of-use assets	Other Liabilities	$41,938
Finance lease right-of-use assets	Other Liabilities	2,969
Total lease liabilities		$44,907

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

Weighted-average remaining lease term	September 30, 2019
Operating leases	11.40 years
Finance lease	14.26 years

Weighted-average discount rate
Operating leases	5.48%
Finance lease	5.49%

The following table represents lease costs and other lease information for the nine months ended September 30, 2019. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease costs	September 30, 2019
Operating lease costs	$3,808
Variable lease costs	306
Short-term lease costs	136
Finance lease costs
Interest on lease liabilities(1)	123
Amortization of right-of-use asset	151
Total lease costs	$4,524

(1)

Included in interest expense on Federal Home Loan Advances and other borrowings in the Company's consolidated statement of income. All other lease costs in this table are included in occupancy and equipment expense.

Rent expense related to leases during the three and nine months ended September 30, 2018, was $1,373 and $3,921, respectively.

Other supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,544
Operating cash flows from finance leases	123
Financing cash flows from finance leases	81

Future minimum payments for a finance lease and operating leases with initial or remaining terms of one year of more as of September 30, 2019 are as follows:

Twelve Months Ended:	Finance	Operating
2020	$275	$4,835
2021	279	4,875
2022	283	4,871
2023	287	4,873
2024	292	4,922
Thereafter	2,913	32,512
Total future minimum lease payments	$4,329	$56,888
Less: Imputed interest	(1,360)	(14,950)
Total lease liabilities	$2,969	$41,938

Future minimum payments for a finance lease and operating leases with initial or remaining terms of one year of more as of December 31, 2018 are as follows:

Twelve Months Ended:	Finance	Operating
2019	$272	$4,841
2020	276	4,849
2021	280	4,871
2022	284	4,856
2023	288	4,885
Thereafter	3,133	36,178
Total future minimum lease payments	$4,533	$60,480

NOTE 6—SHARE-BASED PAYMENTS

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,313 and $4,155, for the three and nine months ended September 30, 2019 and $1,376 and $3,454 for the three and nine months ended September 30, 2018. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was ($9) and $177 for the three and nine months ended September 30, 2019 and was $285 and $568 for the three and nine months ended September 30, 2018, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan which the Company’s shareholders approved at the 2017 annual meeting of shareholders. On April 12, 2018, the Company’s Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (“Amended and Restated 2017 Plan”) to make certain changes in response to feedback received from our shareholders. The terms of the Amended and Restated 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The Amended and Restated 2017 Plan provides for authorized shares up to 3,500,000. At September 30, 2019, there were 2,411,440 authorized shares available for issuance under the Amended and Restated 2017 Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	September 30, 2019	September 30, 2018
Risk-free interest rate	1.42%	2.83%
Expected term	7 years	7.5 years
Expected stock price volatility	29.54%	31.42%
Dividend yield	0.57%	0.00%

The weighted average fair value of options granted for the nine months ended September 30, 2019 and 2018 were $9.68 and $11.31, respectively.

A summary of the activity in the plans for the nine months ended September 30, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,807,922	$24.68	6.41	$9,581
Granted	101,930	27.84
Exercised	(140,465)	14.43
Forfeited, expired, or cancelled	(68,058)	33.37
Outstanding at period end	1,701,329	$19.09	6.63	$8,920
Vested or expected to vest	1,616,263	$25.37	5.87	$8,474
Exercisable at period end	837,911	$17.30	5.87	$11,151

	For the Nine Months Ended September 30,
	2019	2018
Stock options exercised:
Intrinsic value of options exercised	$2,012	$4,828
Cash received from options exercised	1,493	2,845
Tax benefit realized from option exercises	202	568

As of September 30, 2019, there was $4,121 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.77 years.

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

A summary of activity for non-vested restricted share awards for the nine months ended September 30, 2019 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2018	176,516	$31.07
Granted	1,255	31.87
Vested	(82,828)	29.41
Forfeited	(1,582)	31.39
Non-vested at September 30, 2019	93,361

Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2019, there was $1,399 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1.07 years.

The Company began granting restricted stock units in 2019. The following table outlines restricted stock units that were granted, grouped by similar vesting criteria, during the nine months ended September 30, 2019:

Grant year	Units Awarded	Service period	Period in which units to be settled into shares of common stock
2019	3,447	0.5	2019
2019	154,304	3	2022

Stock compensation expense related with the restricted share units for the three and nine months ended September 30, 2019 was $330 and $909, respectively. There was no expense related to restricted share units in 2018. This stock compensation is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of September 30, 2019, there was $3,344 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of September 30, 2019, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below as of September 30, 2019 and December 31, 2018 for the Company and Bank:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Company-Level
Company common equity Tier 1 capital to RWA	$387,876	12.0%	$145,386	4.5%	N/A	N/A
Company Total Capital to RWA	$473,261	14.6%	$258,465	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$387,876	12.0%	$193,849	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$387,876	9.7%	$159,166	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$444,892	13.8%	$145,569	4.5%	$210,266	6.5%
Bank Total Capital to RWA	$471,450	14.6%	$258,789	8.0%	$323,486	10.0%
Bank Tier 1 (Core) Capital to RWA	$444,892	13.8%	$194,092	6.0%	$258,789	8.0%
Bank Tier 1 (Core) Capital to average assets	$444,892	11.2%	$158,979	4.0%	$198,724	5.0%
December 31, 2018
Company-Level
Company common equity Tier 1 capital to RWA	$367,096	12.2%	$135,598	4.5%	N/A	N/A
Company Total Capital to RWA	$449,325	14.9%	$241,064	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$367,096	12.2%	$180,798	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$367,096	8.8%	$167,553	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$421,335	14.0%	$135,613	4.5%	$195,886	6.5%
Bank Total Capital to RWA	$444,871	14.8%	$241,090	8.0%	$301,363	10.0%
Bank Tier 1 (Core) Capital to RWA	$421,335	14.0%	$180,818	6.0%	$241,090	8.0%
Bank Tier 1 (Core) Capital to average assets	$421,335	10.1%	$167,420	4.0%	$209,275	5.0%

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

During 2019, the Company entered into 16 swap transactions with a notional amount of $101,205 designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.

A summary of the Company's fair value hedge relationships as of September 30, 2019 are as follows (in thousands):

					September 30, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivative
Interest rate swap agreements - securities	Other liabilities	7.10	2.527%	3 month LIBOR	$101,205	$7,133

There were no fair value hedge relationships as of December 31, 2018.

The effects of fair value hedge relationships reported in interest income on securities on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on fair value hedging relationship	2019	2018	2019	2018
Interest rate swap agreements - securities:
Hedged items	$2,400	$—	$7,133	$—
Derivative designated as hedging instruments	(2,400)	—	(7,133)	—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2019:

	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2019	September 30, 2019
Securities available-for-sale	$101,205	$7,133

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company's cash flow hedge relationships as of September 30, 2019 are as follows (in thousands):

					September 30, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivatives
Interest rate swap agreements	Other liabilities	2	2.232%	1 month LIBOR	$100,000	$1,978

There were no cash flow hedge relationships as of December 31, 2018.

The effects of the Company's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Liability derivatives
Interest rate swap agreements	$(230)	$—	$(1,460)	$—

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

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2019	December 31, 2018
Unused lines of credit	$767,631	$654,584
Standby letters of credit	55,539	40,024
Unfunded loan commitments	57,033	28,731

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

Other Assets: Included in other assets are certain assets carried at fair value and interest rate locks associated with the mortgage loan pipeline. The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. These assets are valued using similar observable data that occurs in the market (Level 2).

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

Loans Held For Sale: At September 30, 2019, the Company has a transaction that had not settled and is classified as loans held for sale and, therefore, is reported as the quoted price in the active market as of the measurement date (Level 1).

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for-sale
Mortgage-backed securities-residential	—	393,762	—
Mortgage-backed securities-commercial	—	18,311	—
Corporate notes	—	25,907	—
State and political subdivisions	—	174,391	—
Total securities available-for-sale	$—	$612,371	$—
Loans held for sale	$—	$56,570	$—
Other assets	$—	$175	$—
Financial Liabilities
Other liabilities	$—	$8,687	$—

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for-sale
U.S. Treasury securities	$253,014	$—	$—
U.S. government sponsored entities and agencies	—	21,888	—
Mortgage-backed securities-residential	—	580,699	—
Asset-backed securities	—	24,844	—
Corporate notes	—	12,424	—
State and political subdivisions	—	137,799	—
Total securities available for sale	$253,014	$777,654	$—
Loans held-for-sale	$—	$11,103	$—
Other assets	$—	$206	$—
Financial Liabilities
Other liabilities	$—	$129	$—

As of September 30, 2019, the unpaid principal balance of loans held for sale was $55,506 resulting in an unrealized gain of $1,064 included in mortgage banking revenue. As of December 31, 2018, the unpaid principal balance of loans held for sale was $10,722, resulting in an unrealized gain of $381 included in mortgage banking revenue. For the three months ended September 30, 2019 and 2018, the change in fair value related to loans held for sale, which is included in mortgage banking revenue, was $89 and $160, respectively. For the nine months ended September 30, 2019 and 2018, the change in fair value related to loans held for sale, which is included in mortgage banking revenue, was $683 and $34, respectively. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2019 and December 31, 2018.

There were no transfers between Level 1 and 2 during 2019 or 2018.

Assets measured at fair value on a non-recurring basis are summarized below:

There were three collateral-dependent impaired loans carried at fair value of $574 as of September 30, 2019. For the three and nine months ended September 30, 2019, an additional provision for loan losses of $92 and $9,851 was recorded related to impaired loans recorded at fair value of collateral. There was one collateral-dependent impaired loan carried at fair value of $150 as of December 31, 2018. For the three and nine months ended September 30, 2018, an additional provision for loan losses of $16 was recorded related to impaired loans recorded at fair value of collateral.

Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $0 as of September 30, 2019 and December 31, 2018. There were no properties at September 30, 2019 or 2018 that had required write-downs to fair value.

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at September 30, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$178,747	$178,747	$—	$—	$178,747
Certificates of deposit held at other financial institutions	3,590	—	3,590	—	3,590
Securities available for sale	612,371	—	612,371	—	612,371
Loans held for sale	56,570	12,145	44,425	—	56,570
Net loans	2,769,759	—	—	2,798,697	2,798,697
Servicing rights, net	3,128	—	—	3,310	3,310
Other assets	175	—	175	—	175
Accrued interest receivable	12,077	69	3,607	8,401	12,077
Financial liabilities
Deposits	$3,061,950	$2,248,744	$812,970	$—	$3,061,714
Federal Home Loan Bank advances	220,000	—	220,163	—	220,163
Subordinated notes, net	58,827	—	—	61,077	61,077
Other liabilities	8,998	—	8,998	—	8,998
Accrued interest payable	3,932	161	3,421	350	3,932

		Fair Value Measurements at December 31, 2018 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$280,212	$280,212	$—	$—	$280,212
Certificates of deposit held at other financial institutions	3,594	—	3,594	—	3,594
Securities available-for-sale	1,030,668	253,014	777,654	—	1,030,668
Securities held to maturity	121,617	—	118,955	—	118,955
Loans held for sale	11,103	—	11,103	—	11,103
Net loans	2,641,948	—	—	2,622,386	2,622,386
Servicing rights, net	3,403	—	—	4,836	4,836
Other assets	206	—	206	—	206
Accrued interest receivable	13,337	71	5,539	7,727	13,337
Financial liabilities
Deposits	$3,431,807	$2,105,951	$1,319,326	$—	$3,425,277
Federal Home Loan Bank advances	368,500	—	366,786	—	366,786
Subordinated notes, net	58,693	—	—	59,852	59,852
Other liabilities	129	—	129	—	129
Accrued interest payable	4,700	146	3,866	688	4,700

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

(e) Federal Funds Purchased and Repurchase Agreements: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within 90 days, approximate their fair values resulting in a Level 2 classification.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Net income available to common shareholders	$11,324	$10,549	$19,398	$30,762
Less: earnings allocated to participating securities	(82)	(126)	(177)	(318)
Net income allocated to common shareholders	$11,242	$10,423	$19,221	$30,444
Weighted average common shares outstanding including participating securities	14,629,132	14,497,840	14,596,798	14,048,270
Less: Participating securities	(98,546)	(173,541)	(127,765)	(145,432)
Average shares	14,530,586	14,324,299	14,469,033	13,902,838
Basic earnings per common share	$0.77	$0.73	$1.33	$2.19

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted
Net income allocated to common shareholders	$11,242	$10,423	$19,221	$30,444
Weighted average common shares outstanding for basic earnings per common share	14,530,586	14,324,299	14,469,033	13,902,838
Add: Dilutive effects of assumed exercises of stock options	333,798	579,452	362,440	564,688
Add: Dilutive effects of assumed restricted stock units	126,979	—	74,571	—
Average shares and dilutive potential common shares	14,991,363	14,903,751	14,906,044	14,467,526
Dilutive earnings per common share	$0.75	$0.70	$1.29	$2.10

For the three months ended September 30, 2019 and 2018, stock options for 894,710 and 397,974 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Stock options for 881,089 and 489,515 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2019 and 2018, respectively, because they were antidilutive.

NOTE 12—SUBORDINATED DEBT ISSUANCE

The Company’s subordinated notes, net of issuance costs, totaled $58,827 and $58,693 at September 30, 2019 and at December 31, 2018, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.

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

The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the nine months ended September 30, 2019 and 2018, amortization of issuance costs remained consistent at $134.

The following table summarizes the terms of each subordinated note offering:

	March 2016 Subordinated Notes	June 2016 Subordinated Notes
Principal amount issued	$40,000	$20,000
Maturity date	March 30, 2026	July 1, 2026
Initial fixed interest rate	6.875%	7.00%
Initial interest rate period	5 years	5 years
First interest rate change date	March 30, 2021	July 1, 2021
Interest payment frequency through year five	Semiannually	Semiannually
Interest payment frequency after five years	Quarterly	Quarterly
Interest repricing index and margin	3-month LIBOR plus 5.636%	3-month LIBOR plus 6.04%
Repricing frequency after five years	Quarterly	Quarterly

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

Company Overview

We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly-owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 15 branches in the growing Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our Company,” “the Company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy Bank), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.

As of September 30, 2019, we had consolidated total assets of $3,818,324, total loans, including loans held for sale, of $2,852,803, total deposits of $3,061,950 and total equity of $408,261.

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

COMPARISON OF RESULTS OF OPERATIONS FOR

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(Dollar Amounts in Thousands)

Overview

The Company reported net income of $11,324 and $19,406 for the three and nine months ended September 30, 2019, respectively, compared to $10,549 and $30,770 for the three and nine months ended September 30, 2018, respectively. After earnings attributable to noncontrolling interest, the Company’s net earnings available to common shareholders for the three and nine months ended September 30, 2019, was $11,324 and $19,398, respectively, compared to $10,549 and $30,762 for the three and nine months ended September 30, 2018, respectively. Net income available to common shareholders increased by $775 and decreased by $11,364 for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, primarily related to a specific loan loss provision on a shared national credit relationship (“SNC”) of $9,759 during the first two quarters of 2019, $1,000 provision in the third quarter of 2019 resulting from an uptick in, and developments relating to, our classified assets and $4,143 related to post-employment and retirement expense recorded in the first quarter of 2019.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning-assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and nine months ended September 30, 2019, totaled $28,262 and $83,047, respectively, compared to $26,562 and $78,583 for the same periods in 2018, an increase of $1,700 and $4,464, or 6.4% and 5.7%, between the respective periods. For the three and nine months ended September 30, 2019, interest income increased $2,814 and $17,607, or 6.4% and 14.2%, respectively, compared with the same periods in 2018, due to growth in the loan portfolios and increased loan yields. For the three and nine months ended September 30, 2019, interest expense increased $1,114 and $13,143, or 6.5% and 29.0%, respectively, primarily due to increases in interest-bearing deposits combined with increases in interest rates for money market deposits and Federal Home Loan Bank (“FHLB”) advances.

Interest-earning assets averaged $3,838,191 and $4,001,611 during the three months ended September 30, 2019 and 2018, respectively, a decrease of $163,420, or 4.1%. This decrease was due to the strategically planned asset rotation and decrease in the total investment securities. Average total loans increased $342,332, or 13.5%, and investment securities decreased $560,622, or 41.8%, when comparing the three months ended September 30, 2019 with the same period in 2018.

When comparing the three months ended September 30, 2019 and 2018, the yield on average interest earning assets, adjusted for tax equivalent yield, increased 47 basis points in 2019 to 4.87% compared to 4.40% for the same period during 2018. For the three months ended September 30, 2019, the tax equivalent yield on loans held for investment was 5.56%, and for the three months ended September 30, 2018, the tax equivalent yield on loans held for investment was 5.41%. The primary driver for the increase in yields on loans was the increase in market interest rates when compared to the same quarter in the previous year.

Interest-bearing liabilities averaged $3,202,475 during the three months ended September 30, 2019, compared to $3,463,037 for the same period in 2018, a decrease of $260,562, or 7.5%. Total average interest-bearing deposits decreased $247,294, or 8.1%, including a decline in average interest checking of $77,741 and average time deposits of $538,332 for the three months ended September 30, 2019, as compared to the same period during 2018. Total average money market deposits increased $376,416, or 51.1%, for the three months ended September 30, 2019. Total non-interest deposits averaged $329,620, an increase of $24,188, or 7.9%, during the three months ended September 30, 2019, compared to the same period during 2018. Average FHLB advances decreased $7,809 when comparing the three months ended September 30, 2019 with the same period in 2018 due to the reduction in the loan portfolio.

When comparing the three months ended September 30, 2019 and 2018, the cost of average interest-bearing liabilities increased 29 basis points to 2.26% from 1.97%. The increase was due to rate increases in the cost of funds for interest-bearing deposits, FHLB advances and federal funds purchased.

Interest-earning assets averaged $3,940,142 and $3,967,909 during the nine months ended September 30, 2019 and 2018, respectively, a decrease of $27,767, or 0.7%. This decrease was due to growth in the loan portfolio over the past year. Average loans held for investment increased $401,808, or 16.6%, for the nine months ended September 30, 2019, as compared to the same period for 2018. Investment securities decreased $426,994, or 31.7%, when comparing the nine months ended September 30, 2019, with the same period in 2018. When comparing the nine months ended September 30, 2019 and 2018, the yield on average interest-earning assets, adjusted for tax equivalent yield, increased approximately 61 basis points to 4.86% in 2019 compared to 4.25% for the same period during 2018.

For the nine months ended September 30, 2019 and 2018, the tax equivalent yield on loans held for investment was 5.59% and 5.26%, respectively. The primary driver for the increase in yield on loans held for investment for the nine months ended September 30, 2019 was the increase in market interest rates during the past year.

For the nine months ended September 30, 2019, the tax equivalent yield on taxable securities was 2.75%, and for the nine months ended September 30, 2018, the tax equivalent yield on taxable securities was 2.33%. For the nine months ended September 30, 2019, the tax equivalent yield on tax-exempt securities was 3.94%, and for the nine months ended September 30, 2018, the tax equivalent yield on tax-exempt securities was 4.54%. The primary driver for the yield decrease in tax-exempt securities was the decrease in volume due to the strategically-planned balance sheet rotation focused on core loan growth.

Interest-bearing liabilities averaged $3,344,191 during the nine months ended September 30, 2019, compared to $3,451,403 for the same period in 2018, a decrease of $107,212, or 3.1%. Total average interest-bearing deposits decreased $119,744, including decreases in interest-bearing checking of $61,321 and average time deposits of $343,086, for the nine months ended September 30, 2019, as compared to the same period during 2018. Total non-interest deposits averaged $311,441, an increase of $14,548, or 4.9%, during the nine months ended September 30, 2019 compared to the same period in 2018. Average FHLB advances increased $27,086 during the nine months ended September 30, 2019, compared to the same period in 2018 due to the growth in the loan portfolio.

When comparing the nine months ended September 30, 2019 and 2018, the cost of average interest-bearing liabilities increased 58 basis points from 1.76% to 2.34%. The increase was due to rate increases for interest-bearing deposits, FHLB advances and federal funds purchased.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2019 and 2018:

Average Balances—Yields & Rates (7)

(Dollars are in thousands)

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,848,888	$39,926	5.56%	$2,517,545	$34,337	5.41%
Loans held for sale	22,048	217	3.90	11,059	120	4.30
Securities:
Taxable	570,891	3,815	2.65	1,111,376	6,460	2.31
Tax-exempt(6)	209,442	1,991	3.77	229,579	2,605	4.50
Restricted equity securities	24,676	292	4.69	20,775	311	5.94
Certificates of deposit at other financial institutions	3,628	22	2.41	3,113	16	2.04
Federal funds sold and other(2)	158,618	814	2.04	108,164	569	2.09
TOTAL INTEREST EARNING ASSETS	$3,838,191	$47,077	4.87%	$4,001,611	$44,418	4.40%
Allowance for loan and lease losses	(27,364)			(22,588)
All other assets	188,520			153,478
TOTAL ASSETS	$3,999,347			$4,132,501
LIABILITIES & EQUITY
Deposits:
Interest checking	$712,992	$3,536	1.97%	$790,733	$3,406	1.71%
Money market	1,112,573	5,815	2.07	736,157	3,489	1.88
Savings	38,952	27	0.28	46,589	34	0.29
Time deposits	928,571	5,642	2.41	1,466,903	7,208	1.95
Federal Home Loan Bank advances and other (8)	343,419	2,118	2.45	351,228	1,867	2.11
Federal funds purchased and other(3)	7,170	49	2.71	12,805	69	2.14
Subordinated notes	58,798	1,082	7.30	58,622	1,082	7.32
TOTAL INTEREST BEARING LIABILITIES	$3,202,475	$18,269	2.26%	$3,463,037	$17,155	1.97%
Demand deposits	329,620			305,432
Other liabilities	68,156			12,739
Total equity	399,096			351,293
TOTAL LIABILITIES AND EQUITY	$3,999,347			$4,132,501
NET INTEREST SPREAD(4)			2.61%			2.43%
NET INTEREST INCOME		$28,808			$27,263
NET INTEREST MARGIN(5)			2.98%			2.70%

(1)	Loan balances include loans held in the Bank’s portfolio and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.
(8)	Includes finance lease.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,824,401	$118,167	5.59%	$2,422,593	$95,266	5.26%
Loans held for sale	18,581	588	4.23	11,090	335	4.04
Securities:
Taxable	719,998	14,823	2.75	1,116,977	19,475	2.33
Tax-exempt(6)	199,954	5,891	3.94	229,969	7,812	4.54
Restricted equity securities	23,717	972	5.48	19,950	912	6.11
Certificates of deposit at other financial institutions	3,660	64	2.34	3,130	46	1.96
Federal funds sold and other(2)	149,831	2,640	2.36	164,200	2,155	1.75
TOTAL INTEREST EARNING ASSETS	$3,940,142	$143,145	4.86%	$3,967,909	$126,001	4.25%
Allowance for loan and lease losses	(26,487)			(22,092)
All other assets	193,775			146,044
TOTAL ASSETS	$4,107,430			$4,091,861
LIABILITIES & EQUITY
Deposits:
Interest checking	$794,978	$12,314	2.07%	$856,299	$9,901	1.55%
Money market	1,044,310	17,897	2.29	750,857	9,137	1.63
Savings	39,475	82	0.28	48,265	109	0.30
Time deposits	1,042,845	18,396	2.36	1,385,931	18,238	1.76
Federal Home Loan Bank advances and other (8)	353,504	6,314	2.39	326,418	4,390	1.80
Federal funds purchased and other(3)	10,325	211	2.73	25,056	296	1.58
Subordinated notes	58,754	3,246	7.39	58,577	3,246	7.41
TOTAL INTEREST BEARING LIABILITIES	$3,344,191	$58,460	2.34%	$3,451,403	$45,317	1.76%
Demand deposits	311,441			296,893
Other liabilities	63,499			12,940
Total equity	388,299			330,625
TOTAL LIABILITIES AND EQUITY	$4,107,430			$4,091,861
NET INTEREST SPREAD(4)			2.52%			2.49%
NET INTEREST INCOME		$84,685			$80,684
NET INTEREST MARGIN(5)			2.87%			2.72%

(1)	Loan balances include loans held in the Bank’s portfolio and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)	Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)	Includes repurchase agreements.
(4)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)	Represents net interest income (annualized) divided by total average earning assets.
(6)	Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)	Average balances are average daily balances.
(8)	Includes finance lease.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended September 30, 2019 versus September 30, 2018
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$4,519	$1,070	$5,589
Loans held for sale	119	(22)	97
Securities
Taxable	(3,142)	497	(2,645)
Tax-exempt	(228)	(386)	(614)
Restricted equity securities	58	(77)	(19)
Certificates of deposit at other financial institutions	3	3	6
Federal funds sold and other	265	(20)	245
TOTAL INTEREST INCOME	$1,594	$1,065	$2,659
INTEREST EXPENSE
Deposits
Interest checking	$(335)	$465	$130
Money market accounts	178	2,148	2,326
Savings	(1)	(6)	(7)
Time deposits	(265)	(1,301)	(1,566)
Federal Home Loan Bank advances and other (1)	(4)	255	251
Federal funds purchased and other(2)	(3)	(17)	(20)
Subordinated notes	—	—	—
TOTAL INTEREST EXPENSE	$(430)	$1,544	$1,114
NET INTEREST INCOME	$2,024	$(479)	$1,545

	Net change nine months ended September 30, 2019 versus September 30, 2018
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$15,801	$7,100	$22,901
Loans held for sale	226	27	253
Securities
Taxable	(6,922)	2,270	(4,652)
Tax-exempt	(1,020)	(901)	(1,921)
Restricted equity securities	172	(112)	60
Certificates of deposit at other financial institutions	8	10	18
Federal funds sold and other	(189)	674	485
TOTAL INTEREST INCOME	$8,076	$9,068	$17,144
INTEREST EXPENSE
Deposits
Interest checking	$(7)	$2,420	$2,413
Money market accounts	3,571	5,189	8,760
Savings	(20)	(7)	(27)
Time deposits	(4,515)	4,673	158
Federal Home Loan Bank advances and other(1)	364	1,560	1,924
Fed funds purchased and other(2)	(174)	89	(85)
Subordinated Notes	—	—	—
TOTAL INTEREST EXPENSE	$(781)	$13,924	$13,143
NET INTEREST INCOME	$8,857	$(4,856)	$4,001

(1)	Includes finance lease.
(2)	Includes repurchase agreements.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an ALLL that, in management’s evaluation, should be adequate to provide coverage for the probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

The provision for loan losses was $1,000 and $136 for the three months ended September 30, 2019 and 2018, respectively, and $13,086 and $1,279 for the nine months ended September 30, 2019 and 2018, respectively. The higher provision for the three months ended September 30, 2019 is resulting from an uptick in, and developments relating to, the Company’s classified assets. The increase during the nine months ended September 30, 2019 when compared to the same period in 2018 is determined from the Company’s analysis of its ALLL, which is based on the loan portfolio’s risk profile. Additionally, the increased provision for the nine months ended September 30, 2019 was driven by a specific reserve of $9,759 during the second quarter of 2019, related to a SNC relationship. Nonperforming loans at September 30, 2019 totaled $3,107 compared to $5,696 at December 31, 2018, representing 0.11% and 0.21% of total loans for the respective periods.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2019 was $4,793 and $13,202, compared to $3,442 and $11,045 for the same periods in 2018, respectively. The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended September 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Service charges on deposit accounts	$83	$58	$25	43.1%
Other service charges and fees	1,069	747	322	43.1
Mortgage banking revenue	2,702	1,490	1,212	81.3
Wealth management	767	705	62	8.8
Gain (loss) on sale or call of securities	1,493	(1)	1,494	NM
Net loss on sale of loans	(1,758)	—	(1,758)	NM
Net gain on sale of foreclosed assets	2	3	(1)	(33.3)
Other	435	440	(5)	(1.1)
Total non-interest income	$4,793	$3,442	$1,351	39.3%

	Nine Months Ended September 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Service charges on deposit accounts	$234	$151	$83	55.0%
Other service charges and fees	2,729	2,321	408	17.6
Mortgage banking revenue	6,847	5,092	1,755	34.5
Wealth management	2,067	2,198	(131)	(6.0)
Gain (loss) on sale or call of securities	2,009	—	2,009	NM
Net loss on sale of loans	(1,972)	—	(1,972)	NM
Net gain on sale of foreclosed assets	9	9	—	0.0
Other	1,279	1,274	5	0.4
Total noninterest income	$13,202	$11,045	$2,157	19.5%

Mortgage banking revenue increased $1,212 and $1,755 for the three and nine months ended September 30, 2019, respectively. The increase was due to the volume of mortgage loans originated, the sales related to those loans and more favorable market rates in 2019, which resulted in favorable fair value adjustments on mortgage derivatives.

Gain (loss) on sale or call of securities increased $1,494 and $2,009 for the three and nine months ended September 30, 2019, respectively, when compared with the same periods in 2018. The increase was due to the Company’s election to sell certain securities to take advantage of the market conditions that existed during the third quarter of 2019. During the third quarter of 2019, the Company’s management elected to sell certain of its securities as part of its balance sheet management initiatives. The Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position, duration profile and net interest margin.  Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and, as a result, the

Company transferred all of its securities held-to-maturity to securities available-for-sale. Once the securities were transferred to available-for-sale, certain securities were sold as part of the Company’s balance sheet management initiatives.

Net loss on sale of loans decreased non-interest income $1,758 and $1,972 during the three and nine months ended September 30, 2019, respectively, when compared with the same periods in 2018. The losses for the three and nine months were primarily attributed to sales of several SNC relationships during the third quarter of 2019, which resulted in a loss of $1,765 that was recognized during the third quarter of 2019. The Company had also recorded a loss of $223 related to the sale of a SNC relationship during the first quarter of 2019 that, combined with the loss recorded in the third quarter of 2019, account for the increased loss when comparing the nine months ended September 30, 2019 with the same period in 2018.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2019 was $18,614 and $60,600, and was $18,251 and $51,789 for the same periods in 2018, respectively. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended September 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and employee benefits	$11,632	$10,723	$909	8.5%
Occupancy and equipment	3,360	2,933	427	14.6
FDIC assessment expense	(357)	1,020	(1,377)	(135.0)
Marketing	315	306	9	2.9
Professional fees	1,118	1,023	95	9.3
Amortization of core deposit intangible	120	169	(49)	(29.0)
Other	2,426	2,077	349	16.8
Total non-interest expense	$18,614	$18,251	$363	2.0%

	Nine Months Ended September 30,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Salaries and employee benefits	$37,740	$30,179	$7,561	25.1%
Occupancy and equipment	9,756	8,412	1,344	16.0
FDIC assessment expense	1,293	2,458	(1,165)	(47.4)
Marketing	935	855	80	9.4
Professional fees	3,114	3,254	(140)	(4.3)
Amortization of core deposit intangible	396	455	(59)	(13.0)
Other	7,366	6,176	1,190	19.3
Total non-interest expense	$60,600	$51,789	$8,811	17.0%

The increase in non-interest expense noted in the table above is related to the Company’s overall growth. The Company’s largest increases for the three and nine months ended September 30, 2019, in comparison with the same periods of 2018, were in salaries and employee benefits, occupancy and equipment, and other non-interest expense.

Salaries and employee benefits increased $909 and $7,561, or 8.5% and 25.1%, respectively, when comparing the three and nine months ended September 30, 2019 with the same periods in 2018. The increases for both periods are primarily due to salary expenses and certain post-employment and retirement expenses of $517 and $5,951, respectively, for the three and nine months ended September 30, 2019 in comparison with the same periods in 2018, with $4,143 post-employment and retirement expenses recorded in the first quarter of 2019. The salary expense increase for the nine months ended September 30, 2019 is also due to the Company’s staffing growth, during which the Company went from 327 full-time equivalent employees as of September 30, 2018, to 335 as of September 30, 2019, many of which were officer level positions as the Company has enhanced its management team to properly oversee the Company’s growth. Mortgage commissions increased $629 and $441 for the same time periods, respectively.

Occupancy and equipment expense increased $427 and $1,344, or 14.6% and 16.0%, respectively, when comparing the three and nine months ended September 30, 2019 with the same periods in 2018. The variance for the three months ended September 30, 2019 versus the three months ended September 30, 2018 is primarily attributable to increases in building rent expense of $122 and software maintenance fees of $272. The variance when comparing the nine months ended September 30, 2019 with the nine months ended September 30, 2018 is attributable to increases in building rent expense of $481, software maintenance fees of $629 and other furniture, fixture & equipment expense of $48.

The Company’s FDIC assessment expense decreased $1,377 and $1,165, or 135.0% and 47.4%, respectively, when comparing the three and nine months ended September 30, 2019 with the same periods in 2018. The majority of the decrease in comparing the nine months ended September 30, 2019 to September 30, 2018 is due to a credit of $757 that was received from the FDIC for a Small Bank Assessment Credit issued in September 2019. The FDIC assessment expense also decreased due to the Company’s decline in average assets, improved Leverage Ratio and other financial ratios considered in the FDIC’s calculation for insurance assessments.

For the three and nine months ended September 30, 2019, other non-interest expense increased $349 and $1,190, or 16.8% and 19.3%, respectively, when compared to the three and nine months ended September 30, 2018. The increase in other non-interest expense for the nine months ended September 30, 2019 versus September 30, 2018 is attributed to increases in several types of expenses, but the following expense types represent the largest variances: ATM network expense of $155 and CDARS fee expense of $285.

Income Tax Expense

The Company recognized income tax expense for the three and nine months ended September 30, 2019 of $2,117 and $3,157 compared to $1,068 and $5,790 for the three and nine months ended September 30, 2018, respectively. The Company’s quarter-to-date income tax expense for the period ended September 30, 2019 reflects an effective income tax rate of 15.8%. The Company’s year-to-date income tax expense for the period ended September 30, 2019 reflects an effective income tax rate of 14.0% which is a decrease compared to 15.8% for the same period in 2018. The primary drivers are from the Company’s participation in Tennessee’s Community Investment Tax Credit (CITC) program, the first quarter’s $4,143 related to post-employment and retirement expenses, and $9,759 related to a specific loan loss provision on a SNC relationship during the nine months ended September 30, 2019.

COMPARISON OF BALANCE SHEETS AT September 30, 2019 and December 31, 2018

Overview

The Company’s total assets decreased by $431,115, or 10.1%, from December 31, 2018 to September 30, 2019. The decrease in total assets has primarily been the result of the continued balance sheet rotation and optimization strategies and the planned sales of investment securities during the nine months ended September 30, 2019, offset by organic growth in the loan portfolio.

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

The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at September 30, 2019 and December 31, 2018 were $2,796,233 and $2,665,399, respectively, an increase of $130,834 or 4.9%. As a percentage of total assets, total loans, net of deferred fees, at September 30, 2019 and December 31, 2018 were 73.2% and 62.7%, respectively. Growth in the loan portfolio is primarily due to increased market penetration and a healthy local economy. The Company has also attracted a number of experienced commercial and mortgage lenders to develop new relationships and broaden its presence in its primary markets in Middle Tennessee which include, Williamson County, Davidson County and Rutherford County.

The table below provides a summary of the loan portfolio composition for the periods noted.

	September 30, 2019		December 31, 2018
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans
Real estate:
Construction and land development	$598,211	21.4%	$584,440	21.9%
Commercial	945,435	33.8%	802,260	30.1%
Residential	672,526	24.0%	682,882	25.6%
Commercial and industrial	578,056	20.6%	592,793	22.2%
Consumer and other	5,955	0.2%	5,568	0.2%
Total gross loans	2,800,183	100.0%	2,667,943	100.0%
Less: deferred loan fees, net	(3,950)		(2,544)
allowance for loan losses	(26,474)		(23,451)
Total loans, net allowance for loan losses	$2,769,759		$2,641,948

Total gross loans increased 5.0% during the nine months ended September 30, 2019, due to organic growth as a result of continued market penetration and the strength of the local economies. During this period, the Company experienced growth in real estate loans of 7.1% with growth in the commercial real estate segment of 17.8%, and the construction and development segment of 2.4%. The Company also experienced a decrease of 2.5% in the commercial and industrial segment during the nine months ended September 30, 2019.

Real estate loans comprised 79.1% of the loan portfolio at September 30, 2019. The largest portion of the real estate segments as of September 30, 2019, was commercial real estate loans, which totaled 42.7% of real estate loans. Commercial real estate loans totaled $945,435 at September 30, 2019, and comprised 33.8% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and other properties.

Construction and land development loans totaled $598,211 at September 30, 2019, and comprised 27.0% of total real estate loans and 21.4% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development. This portfolio has remained steady in absolute dollar terms since 2017, representing a lower corresponding portion of the loan portfolio.

The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $672,526 and comprised 30.3% of real estate loans and 24.0% of total loans at September 30, 2019.

Commercial and industrial loans totaled $578,056 at September 30, 2019. Loans in this classification comprised 20.6% of total loans at September 30, 2019. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.

The banking agencies define a “Shared National Credit” (“SNC”) as any loan extended to a borrower which aggregates $100 million or more and is shared by three or more banks. The SNC portfolio totaled $144,476 at September 30, 2019, decreasing 148.8% annualized, from $231,216 at June 30, 2019, driven by the sales and paydowns of $86.7 of SNCs during the third quarter of 2019. All of the outstanding balance of SNCs was included in the commercial and industrial portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers and are reviewed at least quarterly for credit quality.

The table below provides a summary of the SNC and Healthcare portfolio for the periods noted:

SNC and Healthcare Portfolios	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	QoQ (Decline)*	YoY (Decline) Growth
Total SNCs	$144,476	$231,216	$228,538	$249,033	$162,587	(148.8%)	(11.1%)

% of Total loans held for investment	5.2%	8.0%	8.1%	9.3%	6.4%

Healthcare	$273,106	$329,818	$320,611	$290,464	$285,284	(68.2%)	(4.3%)
SNC	85,932	118,460	107,156	123,097	103,772	(108.9%)	(17.2%)
Non-SNC	187,174	211,358	213,455	167,367	181,512	(45.4%)	3.1%

*Annualized

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at September 30, 2019, excluding net unearned fees and costs.

Loan Maturity Schedule

	September 30, 2019
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$269,573	$188,563	$140,075	$598,211
Commercial	60,514	277,771	607,150	945,435
Residential	41,878	162,501	468,147	672,526
Commercial and industrial	88,416	407,928	81,712	578,056
Consumer and other	3,808	1,860	287	5,955
Total	$464,189	$1,038,623	$1,297,371	$2,800,183
Fixed interest rate	$141,835	$444,076	$403,993	$989,904
Variable interest rate	322,354	594,547	893,378	1,810,279
Total	$464,189	$1,038,623	$1,297,371	$2,800,183

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

In the table below, the components, as discussed above, of the ALLL are shown at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018			Increase (Decrease)
	Loan Balance	ALLL Balance	ALLL to Total Loans	Loan Balance	ALLL Balance	ALLL to Total Loans	Loan Balance	ALLL Balance
Non impaired loans	$2,734,166	$26,308	0.95%	$2,568,930	$23,249	0.87%	$165,236	$3,059	8 bps
Acquired loans (1)	62,989	83	0.00	91,344	185	0.01	(28,355)	(102)	-1 bps
Impaired loans	3,028	83	0.00	7,669	17	0.00	(4,641)	66	0 bps
Total loans	$2,800,183	$26,474	0.95%	$2,667,943	$23,451	0.88%	$132,240	$3,023	7 bps

(1)

Acquired loans are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of September 30, 2019, $83 in ALLL was recorded at September 30, 2019 related to the loans acquired.

At September 30, 2019, the ALLL was $26,474, compared to $23,451 at December 31, 2018. The ALLL as a percentage of total loans HFI was 0.95% at September 30, 2019 and 0.88% at December 31, 2018. During the nine months at September 30, 2019, the Company’s loan growth and management’s evaluation of the risk profile, combined with an uptick in and developments relating to our classified assets, are the primary reasons for the $3,023 increase in the allowance amount.

As of September 30, 2019, the Company’s total non-performing assets (NPA) were 0.08% of assets, or $3,107, a decrease of approximately $2,589 from December 31, 2018. The NPA/ALLL coverage ratio was 852% at September 30, 2019, more than double the 415% coverage present at December 31, 2018. Classified Assets were $50,090 at September 30, 2019, representing 1.77% of loans HFI, up from 1.45% of loans HFI at December 31, 2018. Potential problem loans, which are not included in nonperforming assets, amounted to $47,062, or 1.7% of total loans held for investment at September 30, 2019, compared to $33,223, or 1.2% of total loans held for investment at December 31, 2018. Potential problem loans represent those loans where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms.  This definition is for substandard loans, which are still accruing interest and excluding the impact of substandard nonaccrual loans.

The table below sets forth the activity in the ALLL for the periods presented.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning balance	$23,451	$21,247
Loans charged-off:
Construction & land development	59	39
Residential real estate	15	7
Commercial & industrial	10,066	49
Consumer & other	126	22
Total loans charged-off	10,266	117
Recoveries on loans previously charged-off:
Construction & land development	—	1
Residential real estate	17	43
Commercial & industrial	101	10
Consumer & other	85	16
Total loan recoveries	203	70
Net charge-offs	(10,063)	(47)
Provision for loan losses charged to expense	13,086	1,279
Total allowance at end of period	$26,474	$22,479
Total loans, gross, at end of period(1)	$2,800,183	$2,552,686
Average gross loans(1)	$2,827,966	$2,424,936
Allowance to total loans	0.95%	0.88%
Net charge-offs (recoveries) to average loans, annualized	0.48%	0.00%

(1)	Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	September 30, 2019		December 31, 2018
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$4,896	21.4%	$4,743	21.9%
Commercial	7,605	33.8	6,725	30.1
Residential	4,644	24.0	4,743	25.6
Total real estate	17,145	79.2	16,211	77.6
Commercial and industrial	9,268	20.6	7,166	22.2
Consumer and other	61	0.2	74	0.2
	$26,474	100.0%	$23,451	100.0%

Nonperforming Assets

Non-performing loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Non-performing assets consist of non-performing loans plus foreclosed real estate. Loans are placed on non-accrual status when they are past due 90 days and/or management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on non-accrual status, interest accruals cease, and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The primary component of non-performing loans is non-accrual loans, which as of September 30, 2019 totaled $3,028. The other component of non-performing loans are loans past due greater than 90 days and still accruing interest which totaled $79 at September 30, 2019. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection.

The table below summarizes non-performing loans and assets for the periods presented.

	September 30, 2019	December 31, 2018
Non-accrual loans	$3,028	$5,488
Past due loans 90 days or more and still accruing interest	79	208
Total non-performing loans	3,107	5,696
Foreclosed real estate and repossessed assets	—	—
Total non-performing assets	3,107	5,696
Total non-performing loans as a percentage of total loans	0.11%	0.21%
Total non-performing assets as a percentage of total assets	0.08%	0.13%
Allowance for loan losses as a percentage of non-performing loans	852%	412%

As of September 30, 2019, there were 13 loans on non-accrual status. The amount and number are further delineated by loan segment and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Construction & land development	$429	14.2%	1
Residential real estate	2,359	77.9	9
Commercial & industrial	240	7.9	3
Total non-accrual loans	$3,028	100.0%	13

Investment Securities and Other Earning Assets

The investment securities portfolio is intended to provide the Company with adequate liquidity and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of both securities classified as available-for-sale and securities classified as held-to-maturity. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities available-for-sale, consisting primarily of U.S. government sponsored enterprises and mortgage-backed securities, totaled $612,371 at September 30, 2019, compared to $1,030,668 at December 31, 2018, a decrease of $418,297, or 40.6%. The decrease in available-for-sale securities was primarily attributed to security sales during the first nine months of 2019. Offsetting the decrease in available-for-sale securities, was the transfer of the held-to-maturity securities portfolio into available-for-sale during the second quarter of 2019. Held-to-maturity balances with an amortized cost of $117,409 and a fair value of $121,964 were transferred into the available-for-sale portfolio. Given the continued fall in interest rates, the Company elected to make this change to provide more opportunities to reposition the portfolio.

Held-to-maturity securities are carried at amortized cost. This portfolio, consisting of U.S. government sponsored enterprises, mortgage-backed securities and municipal securities, totaled $0 at September 30, 2019, compared to $121,617 at December 31, 2018, a decrease of $121,617, or 100.0%. The change was primarily the result of the transfer of the portfolio to available-for-sale discussed above during the third quarter of 2019 in addition to pay downs and the amortization of premiums/discounts on the securities.

The combined securities portfolios represented 16.0% and 27.1% of total assets at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the Company had no securities that were classified as having other than temporary impairment.

The Company also had other investments of $24,764 and $21,831 at September 30, 2019 and December 31, 2018, respectively, primarily consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank required as members of the Federal Reserve Bank System (“FRB”) and the Federal Home Loan Bank System (“FHLB”). The FHLB and FRB investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.

Bank Premises and Equipment

Bank premises and equipment totaled $12,449 at September 30, 2019 compared to $12,371 at December 31, 2018, an increase of $78, or 0.6%.

Deposits

At September 30, 2019, total deposits were $3,061,950, a decrease of $369,857, or 10.8%, compared to $3,431,807 at December 31, 2018. Included in the Company’s funding strategy are brokered deposits, public funds deposits and reciprocal deposits. Total brokered deposits decreased $208,313, or 26.1%, to $589,482 at September 30, 2019, when compared with $797,795 at December 31, 2018, which reflects the Company’s strategy to reduce its dependence on non-core funding. Public funds deposits decreased $433,355, or 55.4%, to $349,535 at September 30, 2019 when compared with $782,890 at December 31, 2018 due to the Company’s strategy to redirect some of the Company’s local government customers into the reciprocal account relationships, thereby decreasing the Company’s requirements to collateralize those public funds deposits. As a result, reciprocal deposits increased $53,693, or 17.2%, to $366,375 at September 30, 2019, compared to $312,682 at December 31, 2018.

Time deposits, excluding brokered deposits and public funds, as of September 30, 2019, amounted to $420,800, compared to $532,445 as of December 31, 2018, a decrease of $111,645, or 21.0%.

The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

September 30, 2019
Three months or less	$98,697
Three through six months	33,680
Six through twelve months	112,970
Over twelve months	153,572
Total	$398,919

Federal Funds Purchased and Repurchase Agreements

The Company had no federal funds purchased from correspondent banks or repurchase agreements as of September 30, 2019 and December 31, 2018.

Federal Home Loan Bank Advances

The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At September 30, 2019 and at December 31, 2018, advances totaled $220,000 and $368,500, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2019	$65,000	2.19%
2020	155,000	2.41%
Total	$220,000	2.34%

Subordinated Notes

At September 30, 2019, the Company’s subordinated notes, net of issuance costs, totaled $58,827 compared with $58,693 at December 31, 2018. For more information related to the subordinated notes and the related issuance costs, please see Note 12 of the consolidated financial statements.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of September 30, 2019, $612,371 of the investment securities portfolio was classified as available-for-sale and is reported at fair value on the consolidated balance sheet. Approximately $342,286 of the total $612,371 investment securities portfolio on hand at September 30, 2019, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Equity

As of September 30, 2019, the Company’s equity was $408,261, as compared with $372,833 as of December 31, 2018. The increase in equity was due to the Company’s earnings of $19,398 in the nine months ended September 30, 2019, the common stock increase of $4,937, less dividends paid of $1,751 and the $2,244 decrease for the amortization of security premiums with the adoption of ASU 2017-08, plus the $15,088 increase in the valuation of available-for-sale securities.

On January 23, 2019, we announced that our board of directors had authorized a share repurchase program for up to $30,000 of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $30,000, or January 23, 2020. For the three and nine months ended September 30, 2019, we repurchased 7,043 and 26,223 shares of our common stock at a weighted average price of $27.21 and $27.12 and an aggregate cost of $191 and $711, respectively.

Effects on Inflation and Changing Prices

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions’ increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Commercial and other loan originations and refinancing’s tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities.

Off Balance Sheet Arrangements

The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At September 30, 2019, the Company had unfunded loan commitments outstanding of $57,033, unused lines of credit of $767,631, and outstanding standby letters of credit of $55,539.

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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	September 30, 2019	June 30 2019	March 31 2019	December 31, 2018	Sept 30, 2018
Total shareholders’ equity	$408,168	$393,516	$383,421	$372,740	$356,074
Less: Preferred stock	—	—	—	—	—
Total common equity	408,168	393,516	383,421	372,740	356,074
Common shares outstanding	14,636,484	14,628,287	14,574,339	14,538,085	14,525,351
Book value per share	$27.89	$26.90	$26.31	$25.64	$24.51
Total common equity	408,168	393,516	383,421	372,740	356,074
Less: Goodwill and other intangible assets	18,763	18,885	19,020	19,128	19,327
Tangible common equity	$389,405	$374,631	$364,401	$353,612	$336,747
Common shares outstanding	14,636,484	14,628,287	14,574,339	14,538,085	14,525,351
Tangible book value per share	$26.61	$25.61	$25.00	$24.32	$23.18
Average total common equity	399,096	388,460	377,116	299,840	351,293
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	18,763	18,971	19,109	19,268	19,433
Average tangible common shareholders’ equity	$380,333	$369,489	$358,007	$280,572	$331,860
Net income available to common shareholders	11,324	5,173	2,901	3,743	10,549
Average tangible common equity	380,333	369,489	358,007	325,012	331,860
Return on average tangible common equity(1)	11.8%	5.6%	3.3%	4.6%	12.6%
Efficiency Ratio:
Net interest income	$28,262	$27,365	$27,420	$26,920	$26,562
Noninterest income	4,793	4,923	3,486	(383)	3,442
Operating revenue	33,055	32,288	30,906	26,537	30,004
Expense
Total noninterest expense	18,614	19,370	22,616	21,689	18,251
Efficiency ratio(2)	56.3%	60.0%	73.2%	81.7%	60.8%
(1)	Annualized
(2)	Efficiency ratio (GAAP) is calculated by dividing reported noninterest expense by reported total revenue

FRANKLIN FINANCIAL NETWORK, INC.

SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Income Statement Data ($):
Interest income	46,531	47,453	47,523	46,046	43,717
Interest expense	18,269	20,088	20,103	19,125	17,155
Net interest income	28,262	27,365	27,420	26,921	26,562
Provision for loan losses	1,000	7,031	5,055	975	136
Noninterest income (expense)	4,793	4,923	3,486	(384)	3,442
Noninterest expense	18,614	19,370	22,616	21,689	18,251
Net income before taxes	13,441	5,887	3,235	3,873	11,617
Income tax expense	2,117	706	334	122	1,068
Net income	11,324	5,181	2,901	3,751	10,549
Pre-tax pre-provision profit	14,441	12,918	8,290	4,848	11,753
Earnings before interest and taxes	31,710	25,975	23,338	23,048	28,722
Net income available to common shareholders	11,324	5,173	2,901	3,743	10,549
Weighted average diluted common shares	14,991,363	14,894,140	14,804,830	14,821,540	14,903,751
Earnings per share, basic	0.77	0.35	0.20	0.26	0.73
Earnings per share, diluted	0.75	0.34	0.19	0.25	0.70
Dividend per share	0.04	0.04	0.04	—	—
Profitability (%)
Return on average assets	1.12	0.51	0.28	0.35	1.01
Return on average equity	11.3	5.3	3.1	4.1	11.9
Return on average tangible common equity(3)	11.8	5.6	3.3	4.3	12.6
Efficiency ratio	56.3	60.0	73.2	81.7	60.8
Net interest margin(1)	2.98	2.84	2.80	2.69	2.70
Balance Sheet Data ($):
Loans (including HFS)	2,852,803	2,907,526	2,829,107	2,676,502	2,564,684
Loan loss reserve	26,474	27,443	27,857	23,451	22,479
Cash	178,747	150,721	300,113	280,212	144,660
Securities	612,371	834,095	918,132	1,152,285	1,319,774
Goodwill	18,176	18,176	18,176	18,176	18,176
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	587	709	844	952	1,151
Assets	3,818,324	4,071,971	4,238,436	4,249,439	4,167,813
Deposits	3,061,950	3,146,645	3,315,843	3,431,807	3,371,550
Liabilities	3,410,063	3,678,362	3,854,922	3,876,606	3,811,636
Total shareholders' equity	408,168	393,516	383,421	372,740	356,074
Total equity	408,261	393,609	383,514	372,833	356,177
Tangible common equity(3)	374,631	374,631	364,401	353,612	336,747
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.11	0.16	0.42	0.21	0.16
Nonperforming assets / (total loans(2) + foreclosed assets)	0.11	0.16	0.42	0.21	0.23
Loan loss reserve / total loans(2)	0.95	0.95	0.99	0.88	0.88
Net charge-offs (recoveries) / average loans HFI(4)	0.27	1.04	0.10	0.00	0.00
Capital (%)
Tangible common equity to tangible assets(3)	9.9	9.2	8.6	8.4	8.1
Leverage ratio	9.7	9.2	8.8	8.8	8.7
Common Equity Tier 1 ratio	12.0	11.2	11.3	12.2	12.2
Tier 1 risk-based capital ratio	12.0	11.2	11.3	12.2	12.2
Total risk-based capital ratio	14.6	13.7	14.0	14.9	15.0

(1)	Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)	Total loans in this ratio exclude loans held for sale.
(3)	See Non-GAAP table in the preceding pages.
(4)	Annualized.

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

Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended September 30, 2019, net interest income was estimated to increase 1.89% and 3.31% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to decrease 0.24% and 1.20% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.

The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of September 30, 2019.

Projected Interest Rate Change	Net Interest Income $	Net Interest Income $ Change from Base	% Change from Base
-200	120,675	1,427	1.20%
-100	119,532	284	0.24%
Base	119,248	—	—
+100	121,506	2,258	1.89%
+200	123,192	3,944	3.31%
+300	124,465	5,217	4.37%
+400	125,895	6,647	5.57%

The preceding sensitivity analysis is a modeling analysis, which changes periodically and consists of hypothetical estimates based upon numerous assumptions including interest rate levels, changes in the shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of pay downs and maturities of loans, investments and deposits, changes in spreads between key market rates, and other assumptions. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, these results do not include any management action that might be taken in responding to or anticipating changes in interest rates. Accordingly, the modeling analysis may not be an accurate indicator of how our net interest income will be affected by changes in interest rates as the inputs utilized by management may be inaccurate. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities, and product mix. The model is a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 19, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.Not applicable.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Equity Securities

The following table discloses shares of our common stock repurchased during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2019 to July 31, 2019	4,528	$27.13	4,528	$29,358
August 1, 2019 to August 31, 2019	2,515	27.35	2,515	29,289
September 1, 2019 to September 30, 2019	—	—	—	29,289
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

10.1

Employment Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and J. Myers Jones, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.2

Employment Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and Christopher J. Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.3

Employment Agreement, by and between Franklin Synergy Bank and David J. McDaniel, IV (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.4

Non-Compete and Non-Solicitation Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and J. Myers Jones, III (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.5

Non-Compete and Non-Solicitation Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and Christopher J. Black (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.6

Non-Compete and Non-Solicitation Agreement, by and between Franklin Synergy Bank and David J. McDaniel, IV (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

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

Franklin Financial Network, INC.

October 31, 2019	By:	/s/ Christopher J. Black
Christopher J. Black Executive Vice President and Chief Financial Officer
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)