Form 10-K
period 2019-12-31
Franklin Financial Network Inc.
filed 2020-03-16
CIK 1407067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-36895
_______________________________________________________________________________________________
FRANKLIN FINANCIAL NETWORK, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________

Tennessee (State or other jurisdiction of incorporation or organization)	20-8839445 (I.R.S. Employer Identification No.)
722 Columbia Avenue, Franklin, Tennessee 37064
(Address of principal executive offices) (Zip Code)
615-236-2265
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	FSB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
_______________________________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2019 was $431,382,862 (computed on the basis of $27.86 per share).
The number of shares outstanding of the registrant’s common stock, no par value per share, as of March 6, 2020 was 14,859,704.

DOCUMENTS INCORPORATED BY REFERENCE
        None.

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•the risk that the cost savings and any revenue synergies from the proposed merger with FB Financial Corporation may not be realized or may take longer than anticipated to be realized;
•disruption from the proposed merger with customer, supplier, or employee relationships;
•the occurrence of any event, change, or other circumstances that could give rise to the termination of the merger agreement with FB Financial Corporation;
•the failure to obtain necessary regulatory approvals for the proposed merger with FB Financial Corporation;
•the failure to obtain the approval of the Company’s and FB Financial Corporation’s shareholders in connection with the proposed merger;
•the possibility that the costs, fees, expenses, and charges related to the proposed merger with FB Financial Corporation may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities;
•the failure of the conditions to the proposed merger to be satisfied;
•the risks related to the integration of the combined businesses (as well as FB Financial Corporation’s acquisition of FNB Financial Corp completed February 14, 2020, and any future acquisitions), including the risk that the integration will be materially delayed or will be more costly or difficult than expected;
•the diversion of management time on merger-related issues;
•the ability of FB Financial Corporation to effectively manage the larger and more complex operations of the combined company following the proposed merger with the Company;
•reputational risk and the reaction of the Company’s and FB Financial Corporation’s customers to the proposed merger;
•the risk of potential litigation or regulatory action related to the proposed merger;
•business and economic conditions nationally, regionally and in our target markets, particularly in Middle Tennessee and the geographic areas in which we operate;
•the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•the concentration of our business within our geographic areas of operation in Middle Tennessee;
•credit and lending risks associated with our commercial real estate, residential real estate, commercial and industrial, and construction and land development portfolios;
•adverse trends or events affecting business industry groups, reduction in real estate values or markets, business closings or layoffs, inclement weather, natural disasters, pandemic crises, and international instability;
•increased competition in the banking and mortgage banking industry, nationally, regionally and locally;
•our ability to execute our business strategy to achieve profitable growth;
•the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;

•risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•our ability to increase our operating efficiency;
•failure to keep pace with technological change or difficulties when implementing new technologies;
•risks related to our acquisition, disposition, growth and other strategic opportunities and initiatives;
•negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation;
•our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•our ability to attract sufficient loans that meet prudent credit standards, including in our commercial and industrial and commercial real estate loan categories;
•failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•failure to develop new, and grow our existing, streams of non-interest income;
•our ability to maintain expenses in line with our current projections;
•our dependence on our management team and our ability to motivate and retain our management team;
•risks related to management transition;
•risks related to any future acquisitions, including failure to realize anticipated benefits from future acquisitions;
•inability to find acquisition candidates that will be accretive to our financial condition and results of operations;
•system failures, data security breaches (including as a result of cyber-attacks), or failures to prevent breaches of our network security;
•data processing system failures and errors;
•fraudulent and negligent acts by individuals and entities that are beyond our control;
•fluctuations in our market value and its impact on the securities held in our securities portfolio;
•changes in the level of nonperforming assets and other credit quality measures, and their impact on the adequacy of our allowance for loan losses;
•further deterioration in the credits that we are presently monitoring could result in future losses;
•the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;
•the makeup of our asset mix and investments;
•our focus on small and mid-sized businesses;
•an inability to raise necessary capital to fund our growth strategy or operations, or to meet increased minimum regulatory capital levels;
•the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;
•interest rate shifts and its impact on our financial condition and results of operation;
•the expenses that we incur to operate as a public company;
•the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•changes in accounting standards;
•the impact of recent and future legislative and regulatory changes;
•governmental monetary and fiscal policies;
•changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverage; and
•future equity issuances under our Amended and Restated 2017 Omnibus Equity Incentive Plan and future sales of our common stock by us or our executive officers or directors.
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

PART I
ITEM 1. BUSINESS.
Company Overview
We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly owned bank subsidiary, Franklin Synergy Bank (FSB), a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 15 branches in the growing Williamson, Rutherford and Davidson Counties, and a loan production / deposit production office in Wilson County, all within the Nashville metropolitan area. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our Company,” “the Company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy Bank), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.
As of December 31, 2019, we had consolidated total assets of $3.9 billion, total loans, including loans held for sale, of $2.8 billion, total deposits of $3.2 billion and total equity of $410.4 million.
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
The Bank provides financial services through its offices in Franklin, Brentwood, Spring Hill, Murfreesboro, Nashville, Nolensville, Mt. Juliet, and Smyrna, Tennessee. Its primary deposit products are checking, savings, and certificate of deposit accounts, and its primary lending products are commercial and residential construction, commercial, installment loans and loans secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid by cash flow from operations of businesses. The Company also focuses on electronic banking products such as internet banking, remote deposit capture and lockbox services and treasury management services.
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
Our Market
The Bank operates 15 branches in Williamson, Davidson, and Rutherford counties in Tennessee. Our markets are among the most attractive, both in Tennessee, and the Southeast, and compare favorably to some of the more well-known and higher-profile markets in the U.S. We believe that our focus on, and success in, growing market share in Williamson, Davidson, and Rutherford Counties will enhance our long-term value and profitability compared to financial institutions of our size in other regions of the country. The markets in which we operate are characterized by strong demographics including income levels that are well above both regional and national median levels, increasing population, a growing workforce, and unemployment that tends to be below the national rate. We have expanded our footprint into Wilson County, Tennessee with opening a loan and deposit operations facility in February 2020.
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
By continuing to offer several value-added products and services to our customers, such as mortgage lending and wealth management, by investing in technology to improve our systems and the customer experience, and by leveraging strong relationships with consumers, professionals, local governments and businesses within our community, we believe we can gain greater market share, thereby improving our operational efficiency and increase profitability. As evidence of the success of our strategy, our deposit market share in Williamson County has increased from 3.4% in 2009 to a market-leading deposit share of approximately 24.99% per the FDIC’s Summary of Deposits report as of June 30, 2019, despite the presence of more institutions competing for deposits. The Bank’s deposit market share in Rutherford County is 10.5%, which ranks fifth in that market.
Well Positioned in Attractive Markets
We believe that we are well positioned to grow our business profitably in the demographically attractive and growing markets within the Nashville metropolitan area in which we operate. We believe that our target market segments, small to medium size for- profit businesses and the consumer base working or living in and near our geographical footprint, demand the convenience and personal service that a smaller, independent financial institution such as ours can offer. We believe the heavy out-of-state banking presence (out-of-state super-regional and national financial institutions control approximately 49.2% of local deposits in the Nashville-Davidson-Murfreesboro-Franklin metropolitan statistical area (the “Nashville MSA”) as of June 30, 2019) provides an opportunity for a strong local bank like ours to increase market share from customers who are looking for more personal banking services and a more customer-friendly experience. Through our efforts to expand our deposit base, we currently have the largest market share of deposits in Williamson County.
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

Consumer Banking
The Bank offers a broad range of financial services designed to meet the credit, savings, and transactional needs of local consumers. Mortgage loans, home equity loans, and other personal loans are the focus of consumer lending. Deposits and other transactions are provided via dual delivery systems of traditional branches and the Internet, including mobile banking.
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
Wealth Management/Trust Services
The Bank offers retirement planning, financial planning, investment services, and insurance products through its wealth management department which had approximately $460.0 million in assets under management (AUM) as of December 31, 2019 and approximately $374.0 million AUM as of December 31, 2018.
Recent Trends and Developments
In January 2020, the Company declared a dividend of $0.06 per share, which was paid on February 28, 2020 to shareholders of record as of February 14, 2020.
On January 21, 2020, FFN, FB Financial Corporation, a Tennessee corporation (“FB Financial”), and Paisley Acquisition Corporation, a Tennessee corporation and a direct, wholly-owned subsidiary of FB Financial (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into FFN, with FFN continuing as the surviving corporation (the “Merger”). Immediately following the Merger, FFN will merge with and into FB Financial, with FB Financial continuing as the surviving corporation (the “Upstream Merger”). Immediately following the Upstream Merger, FSB will merge with and into FirstBank, a Tennessee state-chartered bank and a wholly owned subsidiary of FB Financial (“FirstBank”), with FirstBank continuing as the surviving bank (the “Bank Merger,” and, together with the Merger and the Upstream Merger, the “Mergers”).
Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, no par value (the “FFN Common Stock”), issued and outstanding immediately prior to the Effective Time (except for certain shares of FFN Common Stock owned by FFN as treasury stock or by FB Financial, as provided in the Merger Agreement) will be converted, in accordance with the procedures set forth in the Merger Agreement, into the right to receive, without interest, (1) 0.9650 shares (the “Exchange Ratio”) of common stock, par value $1.00 per share, of FB Financial (“FB Financial Common Stock”) and (2) $2.00 in cash (the “Per Share Cash Consideration” and, collectively with the FB Financial Common Stock to be issued pursuant to the preceding clause (1), the “Merger Consideration”).
The completion of the Mergers is subject to customary conditions, including (i) receipt of the approval of FFN's shareholders and FB Financial's shareholders, (ii) authorization for listing on the New York Stock Exchange of the shares of FB Financial Common Stock to be issued in the Merger, (iii) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions, (iv) effectiveness of the registration statement on Form S-4 for the FB Financial Common Stock to be issued in the Merger, and (v) the absence of any order, injunction or other legal restraint preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.
On February 5, 2020, the Company purchased the properties at the Columbia Avenue and 120 9th Ave locations in Franklin, Tennessee, therefore ending the lease agreements for these properties.
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
Employees
As of December 31, 2019, the Company and Bank collectively have 339 employees. We are not subject to any collective bargaining agreements.
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
Management’s lending objectives are to make credit products available to all segments of the Bank’s market and community. Williamson County has no moderate or low income census tracts, Davidson County has 44 moderate income census tracts and 28 low income census tracts, Wilson County has 4 moderate income census tracts and 1 low income census tract, and Rutherford County has 13 moderate income census tracts and two low income census tracts.

Supervision and Regulation
The following summaries of statutes and regulations affecting banks and their holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.
Bank Holding Company Regulation
FFN is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered as a bank holding company with the Federal Reserve. Banking subsidiaries of bank holding companies are subject to restrictions under federal law, which limit the transfer of funds by the subsidiary banks to their affiliates, their holding companies and non-banking subsidiaries of such holding companies, whether in the form of loans, extensions of credit, investments or asset purchases. Under Section 23A of the Federal Reserve Act, such transfers by any subsidiary bank to any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to all affiliates as a group, to an aggregate of 20% of such bank’s capital and surplus. Banking subsidiaries of bank holding companies are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as consumer lending and other activities that have been approved by the Federal Reserve by regulation or order. Certain servicing activities are also permissible for a bank holding company if conducted for or on behalf of the bank holding company or any of its affiliates. FFN has elected to be a financial holding company under the Federal Reserve's Regulation Y ("Regulation Y"), allowing FFN to engage in certain additional financial activities without the prior approval of the Federal Reserve.
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
Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in at 2.5% on January 1, 2019. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework requires us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer exceed the prompt corrective action (“PCA”) well-capitalized thresholds.
Mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those applicable under the older risk-based capital rule. More specifically, certain deferred tax assets arising from temporary differences, mortgage-

servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of Common Equity Tier 1 Capital elements and are subject to an aggregate limit of 15% of Common Equity Tier 1 Capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from Common Equity Tier 1 Capital. Amounts of mortgage-servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the new rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.
In May of 2018, Congress passed and the President signed into law, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”). Among many important changes to the regulation of the banking industry, the EGRRCPA ordered the federal banking regulators, including the Federal Reserve and FDIC to, through notice and comment rulemaking, develop an “off-ramp” exempting certain banking organizations with less than $10 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators (the “Community Bank Leverage Ratio”).  The EGRRCPA requires the federal banking regulators to set the Community Bank Leverage Ratio between 8% and 10%. On October 29, 2019, the federal banking regulators adopted a rule to implement Section 201 of the EGRRCPA. The rule sets the Community Bank Leverage Ratio at 9%. The rule regarding community bank leverage ratios became effective for us January 1, 2020.
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
The Dodd-Frank Act
In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms and continue to be implemented through regulations being adopted by various federal banking and securities regulators. Many of the Dodd-Frank Act provisions only apply to larger financial institutions and do not directly impact community-based institutions like the Bank. For instance, provisions that enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Other provisions that have impacted or will impact the Bank:
•Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the DIF, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.
•Make permanent the $250,000 limit for federal deposit insurance.
•Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.
•Centralize responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.
•Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.
•Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.
•Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.
•Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.
•Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.
•Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.
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
Other Regulations
Interest and other charges that our subsidiary bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•The Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•The Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•The Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•The Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
•The rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.
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
Recent Developments
New Offices and Branches
During 2019, the Bank signed two leases with plans to relocate the Nolensville, Tennessee branch in 2020 and to open a loan production and deposit production office in Mt Juliet, Tennessee in 2020.

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
The Bank May Be Required to Rely on Secondary Sources of Liquidity to Meet Withdrawal Needs or Fund Operations, and There Can Be No Assurance That These Sources Will Be Sufficient to Meet Future Liquidity Demands
The primary source of the Bank’s funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, pandemic crises and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include Internet funds, brokered certificates of deposit, investment securities, borrowings from the Federal Reserve, FHLB advances, and federal funds lines of credit from correspondent banks. While management believes that these sources are currently adequate, there can be no assurance that they will be sufficient to meet future liquidity demands. The Bank may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.
The Bank Depends on Its Ability to Attract Deposits
The acquisition of local deposits is a primary objective of the Bank. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. In addition to the traditional deposit accounts solicited in its community, the Bank also solicits local deposits through the Internet and offers Internet-only deposit accounts to supplement traditional depository accounts. The Bank is a member of the FHLB for use as a general funding source and may use Internet funds and brokered deposits to balance funding needs. The ability of the Bank to accept brokered deposits is dependent on its ability to remain “well capitalized.”

If We Are Unable to Decrease Our Use of Out-of-Market and Brokered Deposits, Our Costs May Be Higher Than Expected
Although we are increasing our effort to decrease our use of non-core funding sources, we can offer no assurance that we will be able to increase our market share of core-deposit funding in our highly competitive service areas. If we are unable to do so, we may be forced to accept increased amounts of out-of-market or brokered deposits. As of December 31, 2019, we had approximately $632.2 million in out-of-market brokered deposits, which represented approximately 19.7% of our total deposits. The cost of out-of-market and brokered deposits typically exceeds the cost of deposits in our local markets which will decrease our net income. In addition, the cost of out-of-market and brokered deposits can be volatile, and if we are unable to access these types of deposits or if our costs related to out-of-market and brokered deposits increases, our cost of funds will be higher and our liquidity and ability to support demand for loans could be adversely affected. Out-of-market and brokered deposits and other secondary sources may not be sufficient to meet our liquidity needs.
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
Commitments to make loans, credit lines and standby letters of credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
We May Not Be Able to Implement Our Business Strategy Effectively
Historically, our Company's business strategy relied heavily upon growth, which was primarily driven by organic asset growth and was supplemented by opportunistic acquisitions. During the course of the last year, our Board of Directors and senior management team undertook an intensive strategic evaluation, which resulted in a fundamental change to our overall business strategy, focusing on balancing growth with profitability. However, we may not be able to execute aspects of our overall strategy, and in particular, may not be able to effectively implement our growth initiatives or may not be able to appropriately balance growth and profitability. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions.
Competition For Deposits and Loans Is Intense, and No Assurance Can Be Given That We Will Be Successful in Our Efforts to Compete with Other Financial Institutions
The commercial banking industry in Williamson County, Tennessee consists of 35 banks and two savings and loan institutions, with 106 total offices and total deposits of $10.2 billion as of June 30, 2019. The commercial banking industry in Davidson County, Tennessee consists of 34 banks, with 200 total offices and total deposits of $36.9 billion as of June 30, 2019. The commercial banking industry in Rutherford County, Tennessee consists of 22 banks, with 73 total offices and total deposits of $4.8 billion as of June 30, 2019. June 30, 2019 is the most recent date such information has been released by the FDIC. Offices affiliated with out-of-state financial institutions have entered Tennessee in recent years to offer all financial services, including lending and deposit gathering activities. Also, changes to laws on interstate banking and branching now permit banks and bank holding companies headquartered outside Tennessee to move into Williamson County, Davidson County, and Rutherford County more easily. In addition, there are credit unions, finance companies, securities brokerage firms, and other types of businesses offering financial services. Technological advances and the growth of e-commerce have made it possible for non-financial institutions to offer products and services that traditionally have been offered by banking institutions. Competition for deposit and loan opportunities in our market area is expected to be intense because of existing competitors and the geographic expansion into the market area by other institutions. See “BUSINESS—Supervision and Regulation.” No assurance can be given that we will be successful in our efforts to compete with other such institutions.
We Face Risks Related to Our Commercial Real Estate Loan Concentrations
Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2019, approximately 56% of our loan portfolio consisted of CRE loans, including 21% of construction and land development (“CLD”) loans, which present additional risks including underwriting risks, project risks and market risks. The banking regulators give CRE lending greater scrutiny, and have required us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring a re-assessment of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. In addition, while we believe we have appropriate systems in place to underwrite and monitor the risks associated with CLD loans, if these systems do not adequately protect us from these risks, we could incur losses that exceed our reserves for such losses, which could adversely impact our earnings.
We Are Exposed to Higher Credit Risk Due to Relationship Exposure With a Number of Large Borrowers
As of December 31, 2019, we had $646.8 million borrowing relationships in excess of $10 million which accounted for approximately 23.1% of our loan portfolio. While we are not overly dependent on any one of these relationships and while none of these large relationships have directly impacted our allowance for loan losses in the past, a deterioration of any of these large credits could require us to increase our allowance for loan losses or result in significant losses to us, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Mortgage Banking Profitability Could Significantly Decline If We Are Not Able to Originate and Resell a High Volume of Mortgage Loans and Securities
Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Given the decline in interest rates recently, we expect to see an increase in origination volume in 2020 across the industry. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected.
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

The Performance of Our Investment Securities Portfolio is Subject to Fluctuation Due to Changes in Interest Rates and Market Conditions, Including Credit Deterioration of the Issuers of Individual Securities
Our investment portfolio constitutes approximately 17% of our balance sheet as of December 31, 2019. Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our book value, net interest income or results of operations.
We could be required to write down goodwill and other intangible assets.
As of December 31, 2019, our goodwill and other identifiable intangible assets were $18,624. A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future.
Weather-Related Events, Other Natural Disasters, or Health Emergencies May Adversely Affect Our Business, Financial Condition or Results of Operations.
We operate in Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. This region has experienced weather events including floods, tornadoes, fires and other natural disasters. The nature and level of these events and their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact our loan portfolios by damaging properties pledged as collateral as well as impairing our borrowers’ ability to repay their loans.
Additionally, the impact of widespread health emergencies may adversely impact our results of operations, such as the potential impact from the recent outbreak of the coronavirus (COVID-19), which originated in Wuhan, Hubei Province, China but has now spread to other countries, including the United States. On March 5, 2020, Tennessee state health officials identified the first confirmed case of COVID-19 in Williamson County. Recent developments and reports relating to the coronavirus have coincided with heightened volatility in financial markets in the U.S. and worldwide. If COVID-19 adversely affects our own operations or adversely affects the ability of our borrowers to satisfy their obligations, the demand for our loans, or our business operations, or leads to a significant or prolonged impact on global markets or economic growth, our financial conditions and results of operations could be adversely affected.
Our Business Concentration in Middle Tennessee and Economic Challenges, Especially Those Affecting the Local Economy Where We Operate, Could Affect Our Financial Condition and Results of Operations
We conduct our banking operations in Middle Tennessee, in particular Williamson, Rutherford and Davidson Counties within the Nashville metropolitan area. During 2019, the majority of our loans and our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Middle Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty.
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
The Bank’s loan portfolio is significantly real-estate focused. As of December 31, 2019, approximately 79.1% of the Bank’s total loans were real-estate secured. One-to-four family residential properties accounted for 23% of the Bank’s portfolio, owner-occupied commercial real estate was 10% and other commercial real estate was 24% of the total loan portfolio. Total construction and land development lending accounted for 21% of total loans with residential construction lending totaling 11%, commercial construction lending totaling 7% and land development lending totaling 3%. Other real estate lending, including multi-family and farmland, accounted for 1% of the total loan portfolio. While real estate lending is the expertise of our lending staff and management, risks associated with this type of lending are heavily influenced by the economic environment. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.
A portion of our loan portfolio is comprised of participation and syndicated transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss
We have entered into certain credit transactions, primarily syndicated credit transactions including Shared National Credits, and we participate in loans originated by other institutions in which other lenders serve as the agent or lead bank. Our reduced control over the monitoring and less access to borrower management of these relationships, particularly participations in large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
A significant portion of our loans are located outside of our primary market area where our ability to oversee such loans directly is limited
Because approximately 24% of our loans are located outside of our Tennessee market area, our senior management’s ability to oversee these loans directly is limited. We may also be unable to properly understand local market conditions or promptly react to local market pressures. Any failure on our part to properly supervise these out-of-market loans could have a material adverse effect on our business, financial condition and results of operations.
We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future
We had approximately $57 million in cash surrender value of BOLI contracts at December 31, 2019. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.
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
Negative Public Opinion or Failure to Maintain Our Reputation in the Communities We Serve Could Adversely Affect Our Business and Prevent Us from Growing Our Business
As a community bank, our reputation within the communities we serve is critical to our success. We have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and by being an active member of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees, including workplace violence or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, such as delays in regulatory approval based on unfounded complaints, which could impede the timeliness of regulatory approval for acquisitions we may make.
The Obligations Associated with Being a Public Company Require Significant Resources and Management Attention, Which Could Increase Our Costs of Operations and May Divert Focus from Our Business Operations
As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also incur significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the New York Stock Exchange (“NYSE”) or any exchange on which our common stock may be listed in the future could increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will continue to increase our general and administrative expenses.
We identified a material weakness in our internal control over financial reporting and determined that our control related to the Company’s precision of review regarding the valuation of impaired loans was not effective. If we are unable to successfully implement remedial action to address this material weakness, we may be unable to maintain effective internal control over financial reporting.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and related rules and regulations. Maintaining and adapting our internal controls is expensive and requires significant management attention. Failure to maintain effective controls or implement required new or improved controls or difficulties encountered in the process may harm our results of operations and financial condition or cause us to fail to meet our reporting obligations.

Based on management’s assessment, we concluded that our control related to the Company’s precision of review regarding the valuation of impaired loans was not effective as of December 31, 2019, and that we had as of such date, a material weakness in our internal control over financial reporting. The specific issues leading to these conclusions are described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K and in “Management’s Report on Internal Control over Financial Reporting” appearing elsewhere in this Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weakness identified in Item 9A did not result in any material misstatement in our consolidated financial statements and we have implemented remedial measures intended to address the material weaknesses and related disclosure controls. However, if the remedial measures we have implemented are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.
If We Fail to Correct Any Material Weakness That We Identify in Our Internal Control over Financial Reporting or Otherwise Fail to Maintain Effective Internal Control over Financial Reporting, We May Not Be Able to Report Our Financial Results Accurately and Timely
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control processes are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. We are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the year ended December 31, 2019, which is when we ceased to be an emerging growth company.
We identified a material weakness as described above, which did not require a restatement of our consolidated financial statements or cause us to fail to met our reporting obligations. However, if we identify material weaknesses in our internal control over financial reporting in the future and we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.
A Failure in, or Breach of, Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers or Other Third Parties, Including as a Result of Cyber Attacks, Could Disrupt Our Businesses, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs, and Cause Losses
We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have increased in recent years and can result in significant losses, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. For example, we provide customers the ability to bank remotely, including over the Internet or through a mobile device, and the secure transmission of confidential information is a critical element of mobile banking.
As customer, public, and regulatory expectations regarding operational and information security practices have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts and workplace violence; economic fraudulent activity, and cyber attacks and data security incidents, including ransomware, malware, phishing, social engineering, and other security events, including some that target commercial financial accounts. These incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats involving cyber criminals, hacktivists, cyber terrorists, nation state actors, and the targeting of commercial financial accounts. These events can also result from internal compromises, such as human error or malicious internal actors, of our workforce or our vendors’ personnel.
Our business relies on its digital technologies, computer and email systems, software and networks to conduct its operations, and our risk and exposure for security incidents and breaches is heightened by our online banking activities. Although we have information security procedures and controls in place, our technologies, systems and networks as well as our customers’ devices may become the target of cyber attacks or information security breaches that could result in theft of financial resources, the unauthorized release, gathering, monitoring, misuse, loss, or destruction of personal information or confidential information, including trade secrets, belonging to us, our employees, our customers or other third parties. Third parties with whom we do business or who facilitate our business activities, including financial intermediaries, vendors that provide service or security solutions for our operations, and other unaffiliated third parties, could also be sources of operational and information security risk to us, including from breakdowns, security incidents, or failures of their own systems or capacity constraints. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.
While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats, increased regulatory enforcement, the expansion of consumer rights under data privacy and security laws, and the use of third-party vendors with access to our systems and data. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, and additional guidance, regulations, and laws come into effect we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of our networks, systems or devices or those that our clients or vendors use to access our products and services, could result in client attrition, financial loss, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks or events are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.
The Failure to Protect Our Customers’ Confidential Information and Privacy Could Adversely Affect Our Business
We are subject to federal and state privacy regulations and confidentiality obligations, including the Gramm-Leach-Bliley Act, that, among other things restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business. In addition, state and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and customers. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.
Legislation in the European Union (the General Data Protection Regulation, or GDPR) and in California (the California Consumer Privacy Act) as well as existing and proposed legislation in other states in which we do business may increase the burden and cost of compliance as well as our exposure to regulatory penalties and private litigation in the realm of consumer data privacy. Although these laws do not apply to all aspects of our business, we anticipate that there will be some added cost, burden and risk as a result of these laws and pending legislative efforts in other jurisdictions. For example, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act, include a private right of action that may expose us to private litigation regarding our privacy practices and significant damages awards or settlements in civil litigation. In addition, other federal, state or local governments are trying to implement similar legislation, which could result in different privacy standards for different geographical regions, which could require significantly more resources for compliance, and increase the risk of regulatory enforcement and private litigation with respect to our privacy and security practices.
If we do not properly comply with privacy regulations and contractual obligations that require us to protect personal data and confidential information, or if we experience a security breach or network compromise, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.
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
•general or local economic conditions;
•environmental cleanup liability;
•neighborhood values;
•interest rates;
•real estate tax rates;
•operating expenses of the mortgaged properties;
•supply of and demand for rental units or properties;
•ability to obtain and maintain adequate occupancy of the properties;
•zoning laws;
•governmental rules, regulations and fiscal policies; and
•tornadoes, floods or other natural or man-made disasters and hazard losses.
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
We May Be Subject to Claims and Litigation Asserting Lender Liability
From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market reputation, products, and services, as well as potentially affect customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operation, and liquidity.
We May Be Subject To Claims and Litigation Pertaining to Fiduciary Responsibility.

From time to time as part of our normal course of business, customers may make claims and take legal action against us based on actions or inactions related to the fiduciary responsibilities of our trust and wealth management associates. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect our market reputation or our products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our Loan Portfolio Includes a Meaningful Amount of Real Estate Construction and Development Loans, Which Have a Greater Credit Risk than Residential Mortgage Loans
The percentage of loans in real estate construction and development in our portfolio was approximately 21.0% of total loans at December 31, 2019. This type of lending is currently robust in Middle Tennessee, but it could slow down and, generally, is considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Weakness in residential real estate market prices in the Middle Tennessee area as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets (“NPAs”), increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.
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
•finding suitable markets for expansion;
•finding suitable candidates for acquisition;
•finding suitable financing sources to fund acquisitions;
•attracting and retaining qualified management;
•maintaining adequate regulatory capital;
•obtaining federal and state regulatory approvals; and
•closing on suitable acquisitions on terms that are favorable to us.
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
•The effect of the acquisition on competition;
•The financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;
•The quantity and complexity of previously consummated acquisitions;
•The managerial resources of the applicant and the bank(s) involved;

•The convenience and needs of the community, including the record of performance under the CRA;
•The effectiveness of the applicant in combating money-laundering activities;
•The applicant’s regulatory compliance record; and
•The extent to which the acquisition would result in greater or more concentrated risk to the stability of the United States banking or financial system.
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
We Are Subject to Extensive Regulation
We are subject to extensive governmental regulation and control. Compliance with state and federal banking laws has a material effect on our business and operations. Our operations are subject to state and federal banking laws, regulations, and procedures. The laws and regulations applicable to the banking industry could change at any time and are subject to interpretation, and management cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably. Non-banking financial institutions, such as securities brokerage firms, insurance companies, and money market funds now offer services, which compete directly with services offered by banks. See “BUSINESS—Supervision and Regulation.”
The Regulatory Environment for the Financial Services Industry Is Being Significantly Impacted by Financial Regulatory Reform Initiatives, Which May Adversely Impact Our Business, Results of Operations and Financial Condition
The Dodd-Frank Act contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. See “BUSINESS—Supervision and Regulation.” The Dodd-Frank Act established, among other requirements, a new financial industry regulator, the CFPB, to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting “unfair, deceptive, or abusive acts or practices” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are examining proposing new rules on overdrafts and other consumer financial products or services and if any such rule limits our ability to provide such financial products or services it may have an adverse effect on our business. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated under the Dodd-Frank Act. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder already have been revised, repealed, or amended, and may be revised, repealed or amended further. We cannot predict with any degree of certainty what impact, if any, these or future reforms will have on our business, financial condition, or results of operations.
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
The Impact of the Changing Regulatory Capital Requirements and Capital Rules Is Uncertain
Under rules adopted by the Federal Reserve and FDIC, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules became effective on January 1, 2015 and include minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a Common Equity Tier 1 Capital ratio of 4.5%; (ii) a Tier 1 Risk-Based Capital ratio of 6%; (iii) a total Risk-Based Capital ratio of 8%; and (iv) a Tier 1 Leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (which was phased in over three years) above the new regulatory minimum capital ratios, and resulted in the following minimum ratios now that the capital conservation buffer is fully phased in: (i) a Common Equity Tier 1 Risk-Based Capital ratio of 7.0%, (ii) a Tier 1 Risk-Based Capital ratio of 8.5%, and (iii) a total Risk-Based Capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2017 at 1.25% of risk-weighted assets and increased each year until fully implemented in January 2019 at 2.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
In May of 2018, Congress passed and the President signed into law, the EGRRCPA. Among many important changes to the regulation of the banking industry, the EGRRCPA ordered the federal banking regulators, including the Federal Reserve and FDIC to, through notice and comment rulemaking, develop an “off-ramp” exempting certain banking organizations with less than $10 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators (the “Community Bank Leverage Ratio”).  The EGRRCPA requires the federal banking regulators to be set the Community Bank Leverage Ratio between 8% and 10%. On October 29, 2019, the federal banking regulators adopted a rule to implement Section 201 of the EGRRCPA. The rule sets the Community Bank Leverage Ratio at 9%. It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA and the yet-to-be-written implementing rules and regulations implementing the EGRRCPA will have.
The application of  more stringent capital requirements to FFN and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if FFN or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements could result in FFN or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit FFN’s and the Bank’s ability to make distributions, including paying dividends. See “BUSINESS—Supervision and Regulation.”
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
We Are Subject to Numerous Fair Lending Laws Designed to Protect Consumers and Failure to Comply with These Laws Could Lead to a Wide Variety of Sanctions
The Equal Credit Opportunity Act, the Fair Housing Act, and the Fair Credit Reporting Act, together with accompanying and / or supplemental regulations, together with other fair lending laws and regulations prohibit discriminatory lending practices, require certain consumer disclosures, and require certain other actions to be taken or refrained from being taken. The U.S. Department of Justice, federal banking agencies and other Federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on dividends, and restrictions on expansion and new lines of business. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects, reputation or results of operation.
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

Our FDIC Deposit Insurance Premiums and Assessments May Increase
The Bank's deposits are insured by the FDIC up to the legal limits, and accordingly, subject the Bank to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures during and after the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC over the past decade and put significant pressure on the DIF. In order to maintain a strong funding position, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.
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
Increased Regulatory Oversight, Uncertainty Relating to the LIBOR Calculation Process and Potential Phasing Out of LIBOR After 2021 May Adversely Affect Our Results of Our Operations
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the FB Financial Merger
Because the Market Price of FB Financial Common Stock May Fluctuate, Holders of Our Common Stock Cannot Be Certain of the Market Value of the Merger Consideration They Will Receive
In the merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than certain shares held by FB Financial or us) will be converted into 0.9650 (the “exchange ratio”) shares of FB Financial common stock and $2.00 in cash per share. This exchange ratio is fixed and will not be adjusted for changes in the market price of either FB Financial common stock or our common stock. Changes in the price of FB Financial common stock prior to the merger will affect the value that holders of our common stock will receive in the merger. Neither we nor FB Financial is permitted to terminate the merger agreement as a result, in and of itself, of any increase or decrease in the market price of FB Financial common stock or our common stock.
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in FB Financial’s or our business, operations and prospects and regulatory considerations, many of which factors are beyond FB Financial’s or our control. Therefore, at the time of the FB Financial special meeting and our special meeting, holders of FB Financial common stock and holders of our common stock will not know the market value of the consideration to be received by holders of our common stock at the effective time. You should obtain current market quotations for shares of FB Financial common stock and for shares of our common stock.
The Market Price of FB Financial Common Stock After the Merger May Be Affected by Factors Different from Those Affecting the Shares of Our Common Stock or FB Financial Common Stock Currently
In the merger, holders of our common stock will become holders of FB Financial common stock. FB Financial’s business differs from that of FFN and the Bank. Accordingly, the results of operations of the combined company and the market price of FB Financial common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of FB Financial and FFN.
FB Financial and FFN are Expected to Incur Substantial Costs Related to the Merger and Integration
FB Financial and FFN have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. In addition, FB Financial and FFN may incur significant losses resulting from the planned reduction of approximately $430 million of FFN’s Shared National Credits and non-strategic healthcare and corporate loan portfolio, which planned reduction was previously disclosed in connection with the merger announcement. Some of these costs are payable by either FB Financial or FFN regardless of whether or not the merger is completed.
The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While FB Financial and FFN have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Combining FB Financial and FFN May be More Difficult, Costly or Time Consuming Than Expected and FB Financial and FFN May Fail to Realize the Anticipated Benefits of the Merger
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of FB Financial and FFN. To realize the anticipated benefits and cost savings from the merger, FB Financial and FFN must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If FB Financial and FFN are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.
FB Financial and FFN have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of FB Financial and FFN during this transition period and for an undetermined period after completion of the merger on the combined company.
The Future Results of the Combined Company Following the Merger May Suffer if the Combined Company Does Not Effectively Manage its Expanded Operations
Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either FB Financial’s and FFN’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.

The Combined Company May be Unable to Retain FB Financial or FFN Personnel Successfully After the Merger is Completed
The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by FB Financial and FFN. It is possible that these employees may decide not to remain with FB Financial or FFN, as applicable, while the merger is pending or with the combined company after the merger is consummated. If FB Financial and FFN are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, FB Financial and FFN could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating FB Financial and FFN to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, FB Financial and FFN may not be able to locate or retain suitable replacements for any key employees who leave either company.
Regulatory Approvals May Not be Received, May Take Longer Than Expected or May Impose Conditions That are Not Presently Anticipated or That Could Have an Adverse Effect on the Combined Company Following the Merger
Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the FDIC, the Tennessee Department of Financial Institutions (TDFI) and other authorities in the United States. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party among other factors. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
Despite the parties’ commitments to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, under the terms of the merger agreement, neither FB Financial nor FFN is required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger.
Certain of Our Directors and Executive Officers May Have Interests in the Merger That May Differ from the Interests of Holders of Our Common Stock
Holders of our common stock should be aware that some of our directors and executive officers may have interests in the merger and have arrangements that are different from, or in addition to, those of holders of our common stock generally. These interests and arrangements may create potential conflicts of interest. The FFN board of directors was aware of these respective interests and considered these interests, among other matters, when making their decisions to approve the merger agreement, and in recommending that shareholders vote to approve the merger agreement.
Termination of the Merger Agreement Could Negatively Affect FFN
If the merger agreement is not completed for any reason, including as a result of FB Financial shareholders failing to approve the FB Financial share issuance to our shareholders or our shareholders failing to approve the merger, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $21.4 million to FB Financial.
Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, including certain outside costs relating to integration preparation, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus being sent to our shareholders and FB Financial’s shareholders, and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, we would have to pay these expenses without realizing the expected benefits of the merger. Furthermore, any credit losses, including losses suffered by us in connection with the planned exit of FFN's Shared National Credits and non-strategic healthcare and corporate loan portfolio, may have a more material and adverse effect on our stock price in the event the merger is not consummated than if the merger is consummated given the intended loan mark that FB Financial has indicated to us that it intends to take on our loan portfolio in connection with its purchase accounting for the merger.
FB Financial and FFN Will be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on FB Financial or FFN. These uncertainties may impair FB Financial’s or our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with FB Financial or us to seek to change existing business relationships with FB Financial or us. In addition, subject to certain exceptions, FB Financial and FFN have agreed to operate their respective businesses in the ordinary course prior to closing, which could cause FB Financial or FFN to be unable to pursue other beneficial opportunities that may arise prior to the completion of the merger.
The Shares of FB Financial Common Stock to be Received by Holders of Our Common Stock as a Result of the Merger Will Have Different Rights from the Shares of FFN Common Stock
In the merger, holders of our common stock will become holders of FB Financial common stock and their rights as shareholders will be governed by Tennessee law and the governing documents of the combined company. The rights associated with FB Financial common stock are different from the rights associated with our common stock.

Holders of FB Financial Common Stock and FFN Common Stock Will Have a Reduced Ownership and Voting Interest in the Combined Company After the Merger and Will Exercise Less Influence Over Management
Holders of FB Financial common stock and our common stock currently have the right to vote in the election of the board of directors and on other matters affecting FB Financial and us, respectively. When the merger is completed, each holder of our common stock who receives shares of FB Financial common stock will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of FFN. Based on the number of shares of FB Financial and our common stock currently outstanding, and based on the number of shares of FB Financial common stock expected to be issued in the merger, the former holders of our common stock, as a group, are estimated to own approximately thirty-two percent (32%) of the fully diluted shares of the combined company immediately after the merger and current holders of FB Financial common stock as a group are estimated to own approximately sixty-eight percent (68%) of the fully diluted shares of the combined company immediately after the merger. Because of this, holders of our common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of FFN.
Shareholder Litigation Could Prevent or Delay the Closing of the Merger or Otherwise Negatively Affect the Business and Operations of FB Financial and FFN
FB Financial and FFN may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of FB Financial and FFN and could prevent or delay the consummation of the merger.
The Merger Agreement Limits Our Ability to Pursue Alternatives to the Merger and May Discourage Other Companies from Trying to Acquire Us
The merger agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the merger agreement has been terminated in accordance with its terms, approve or enter into any term sheet, letter of intent, commitment, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement or other agreement in connection with or relating to any acquisition proposal.
The merger agreement further provides that, during the 12-month period following the termination of the merger agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, we may be required to pay FB Financial a cash termination fee equal to $21.4 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of FFN from considering or proposing that acquisition.
The Combined Company Will Have Over $10 Billion in Total Consolidated Assets as a Result of the Merger, Which Will Lead to Increased Regulation
Upon consummation of the merger, and as of September 30, 2019 on a pro forma basis giving effect to the merger, the combined company will have approximately $10 billion in total consolidated assets. Accordingly, the combined company will become subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more.
Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve Board, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion, which currently includes FB Financial and FFN, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. As a result, if the bank merger is consummated in 2020, the combined company will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2021.

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, which we refer to as the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of merging insured depository institutions, on a combined basis, show total consolidated assets of $10 billion or more for four consecutive quarters, including quarters ended prior to the merger. As a result, the combined company will become subject to CFPB supervision, examination and enforcement at the beginning of the quarter following consummation of the bank merger.
There are other regulatory requirements that apply to insured depository institution holding companies and insured depository institutions with total consolidated assets of $10 billion or more. These include, but are not limited to, (1) the establishment by publicly traded depository institution holding companies with $10 billion or more in assets of a risk committee responsible for oversight of enterprise-wide risk management practices that are commensurate with the entity’s structure, risk profile, complexity, activities and size and (2) an institution with total consolidated assets of $10 billion or more no longer being entitled to benefit from the FDIC’s offset of the effect of the increase in the statutory minimum DIF reserve ratio to 1.35% from the former statutory minimum of 1.15% that is required for institutions with assets of less than $10 billion by the Dodd-Frank Act.
In addition, Congress and/or regulatory agencies may impose new requirements or surcharges on these institutions in the future. The EGRRCPA which was enacted on May 24, 2018, includes provisions that, as they are implemented, relieve banking organizations with total consolidated assets of less than $10 billion (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. Once the combined company has total consolidated assets of $10 billion or more, the combined company will no longer qualify for any of the foregoing relief.
There can be no assurance that the benefits of the merger will outweigh the regulatory costs resulting from the combined company having total consolidated assets of $10 billion or more.
The Merger May Fail to Qualify as a “Reorganization” Within the Meaning of Section 368(a) of the Code
FFN intends and expects the merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code and the obligation of each of FB Financial and FFN to complete the merger is conditioned upon the receipt, by each company, of a U.S. federal income tax opinion to that effect from FB Financial’s and FFN’s respective tax counsels. These tax opinions represent the legal judgment of counsel rendering the opinion and are not binding on the Internal Revenue Service (“IRS”) or the courts. If the merger were to fail to qualify as a reorganization within the meaning of Section 368(a) of the Code, then the merger would be treated as a taxable sale of the assets of FFN to FB Financial followed by a taxable liquidation of FFN. Generally, the deemed sale of the assets of FFN would result in the gain or loss equal to the difference between (1) the fair market value of the merger consideration and (2) the adjusted tax basis in such assets held by FFN. Such gain or loss, as applicable, would be allocated to, and recognized by, the holders of FFN common stock and would increase (in the case of gain) and decease (in the case of loss) the adjusted tax basis in such holder’s FFN common stock. Generally, the deemed distribution of the merger consideration distributed in respect of each share of FFN common stock would result in gain or loss equal to the difference between (1) the fair market value of the merger consideration distributed in respect of each share of FFN common stock and (2) the adjusted tax basis in the shares of such FFN common stock surrendered in exchange therefor. The consequences of the merger to any particular shareholder will depend on that shareholder’s individual situation. We strongly urge you to consult your own tax advisor to determine the particular tax consequences of the merger to you.

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
The Market Price of Our Common Stock May Fluctuate Significantly
The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:
•our quarterly or annual earnings, or those of other companies in our industry;
•actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•changes in economic or business conditions;
•the public reaction to our press releases, other public announcements or statements and our filings with the SEC;
•perceptions in the market place involving our competitors and/or us;
•changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;
•changes in governmental monetary policies, including the policies of the Federal Reserve;
•regulatory actions that impact us, including actions taken by the Federal Reserve and the TDFI;
•changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover or continue to cover our common stock;
•changes in earnings estimates by securities analysts or our performance as compared to those estimates;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving our competitors or us;
•the trading volume of our common stock;
•future sales of our common stock;
•additions or departures of key personnel;
•changes in accounting standards, policies, guidance, interpretations or principles;
•failure to integrate acquisitions or realize anticipated benefits from our acquisitions;
•rapidly changing technology; and
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the bank and non-bank financial services industries, including, without limitation, announcements and disclosures regarding the pending merger with FB Financial.
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
The Issuance of Any of Our Equity Securities Pursuant to Any Equity Compensation Plan We Have Adopted or May Adopt May Dilute the Value of Our Common Stock and May Affect the Market Price of Our Common Stock
Under our existing equity compensation plans, as of December 31, 2019, we had outstanding options to purchase 1,499,570 shares of our common stock, 90,992 non-vested restricted stock awards and 160,251 restricted stock units were issued during 2019 to our officers, employees and non-employee directors. In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under our Amended and Restated 2017 Omnibus Equity Incentive Plan or any equity compensation plan we may adopt to attract and retain key employees, directors and consultants in order to advance the interests of the Company and its subsidiaries. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of common stock issued pursuant to restricted share awards may have an adverse effect upon the price of our common stock.
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
We Cannot Ensure That We Will Continue to Pay Dividends
Our ability to pay dividends is highly dependent on the Bank’s ability to pay dividends and may be limited based upon regulatory restrictions and based upon our earnings and capital needs. The Bank is subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. In the first quarter of 2019, we began paying quarterly dividends. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on our earnings, financial condition, capital requirements, regulatory restrictions, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our Board of Directors deems relevant. Accordingly, there can be no assurance that we will continue to pay dividends to our shareholders in the future.
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
We have entered into change of control agreements with certain of our executive officers which provide for certain payments to these executives in connection with a change of control of the Company. The change of control agreements would increase the acquisition costs to a company purchasing us. As a result, the change of control agreements may delay or prevent a sale or change of control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
At December 31, 2019, FFN’s and the Bank’s main office and headquarter’s operation is leased and located at 722 Columbia Avenue, Franklin, Tennessee 37064. In addition, the Company leases and operates at the following locations: 3359 Aspen Grove Drive, Suite 100, Franklin, Tennessee 37067; 134 Pewitt Drive, Suite 100, Brentwood, Tennessee 37027; 1015 Westhaven Blvd., Suite 150, Franklin, Tennessee 37064; 40 Moss Lane, Suite 100, Franklin, Tennessee 37064; 4824 Main Street, Suite A, Spring Hill, Tennessee 37174; 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135; 310 W Main Street, Murfreesboro, Tennessee 37130; 724 President Place, Smyrna, Tennessee 37167; 2415 Memorial Boulevard, Murfreesboro, Tennessee 37129; 2782 South Church Street, Murfreesboro, Tennessee 37127; 2610 Old Fort Parkway, Murfreesboro, Tennessee 37128; and 1605 Medical Center Parkway, Murfreesboro, Tennessee 37129, 3325 West End Avenue, Nashville, Tennessee 37203, and 5040 Carothers Parkway, Suite 109, Franklin, Tennessee 37067 . In addition, the Bank has its deposit operations located at 101 Southeast Parkway, Suite 100, Franklin, TN 37064, offices at 204 9th Avenue, Franklin, Tennessee 37064, and has additional office space at 231 South Royal Oaks Boulevard, Franklin, Tennessee 37064, Nolensville Road, Suite 100, Nolensville, TN 37216 in Williamson County, and a loan production and deposit production office located at 105 Industrial Drive, Suite 7, Mt. Juliet, Tennessee, in Wilson County.
We lease these properties under operating leases except for one finance lease located at 231 South Royal Oaks Boulevard, Franklin, Tennessee 37064, in Williamson County.
On February 5, 2020, the Company purchased the properties at Columbia Avenue and 120 9th Ave locations in Franklin, Tennessee, therefore ending the lease agreements.
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of their respective businesses or operations, the Company or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of any such matters will be; however, based on current knowledge and after consultation with legal counsel, the Company's management believes these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “FSB”.
As of March 6, 2020, there were 14,859,704 shares of common stock outstanding held by 1,382 shareholders of record.
Issuer Purchases of Equity Securities and Recent Sales of Unregistered Securities
The following table discloses shares of our common stock repurchased during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2019 to October 31, 2019	200	$29.01	200	23,488
November 1, 2019 to November 30, 2019	0	0	0	23,488
December 1, 2019 to December 31, 2019	0	0	0	23,488

(1) On January 23, 2019, we announced that our board of directors had authorized a share repurchase program for up to $30 million of our outstanding common stock. The repurchase program expired on January 23, 2020, and no additional shares were purchased after December 31, 2019.
There were no unregistered sales of our equity securities during the year ended December 31, 2019.
Dividend Policy
In 2019, the Company’s Board of Directors declared dividends of $0.18 per share. Prior to 2019, the Company had not declared or paid dividends on our common stock.
As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank as our principal source of funds to pay dividends in the future and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. Therefore, while we currently expect to continue to pay dividends, there can be no assurance that we will be able to do so.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Franklin Financial Network, Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from March 26, 2015 (the date our common stock commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for our common stock, the NYSE Composite Index and the KBW Regional Banks Index. The graph assumes that $100 was invested at the market close on March 26, 2015 in the common stock of Franklin Financial Network, Inc., the NYSE Composite Index and the KBW Regional Banks Index and data assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 34 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2019

ITEM 6. SELECTED FINANCIAL DATA.
The following selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, is derived, in some cases, from the audited consolidated financial statements of FFN.
(Amounts are in thousands, except ratios, per share data, banking locations and full time equivalent employees.)

	Year ended December 31,
	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS:
Total interest income	$184,692	$169,945	$132,453	$99,907	$68,721
Total interest expense	73,532	64,442	35,407	18,323	9,306
Net interest income	111,160	105,503	97,046	81,584	59,415
Provision for loan losses	32,047	2,254	4,313	5,240	5,030
Net interest income after provision for loan losses	79,113	103,249	92,733	76,344	54,385
Non-interest income	17,775	10,662	14,721	15,140	12,830
Non-interest expense	81,879	73,478	60,824	51,681	42,114
Income before income taxes	15,009	40,433	46,630	39,803	25,101
Income tax expense	187	5,912	18,531	11,746	9,021
Net income	14,822	34,521	28,099	28,057	16,080
Preferred stock dividend requirement	—	—	—	(23)	(100)
Earnings attributable to noncontrolling interest	(16)	(16)	(16)	—	—
Net income available to common shareholders	$14,806	$34,505	$28,083	$28,034	$15,980
PER COMMON SHARE DATA:
Basic earnings per share	$1.01	$2.44	$2.14	$2.56	$1.62
Diluted earnings per share	$0.98	$2.34	$2.04	$2.42	$1.54
Common equity per common share outstanding	$27.68	$25.65	$23.01	$20.73	$16.92
Dividends per common share	$0.18	$—	$—	$—	$—
Preferred shares outstanding	—	—	—	—	10
Actual common shares outstanding	14,822	14,538	13,237	13,037	10,571
Weighted average common shares outstanding, including participating securities	14,633	14,169	13,145	10,933	9,885

Diluted weighted average common shares outstanding, including participating securities	14,962	14,710	13,780	11,608	10,390
BALANCE SHEET DATA:
Assets	$3,896,162	$4,249,439	$3,843,526	$2,943,189	$2,167,792
Loans held for sale	43,162	11,103	12,024	23,699	14,079
Loans, net of unearned income	2,812,444	2,665,399	2,256,608	1,773,592	1,303,826
Allowance for loan losses	45,436	23,451	21,247	16,553	11,587
Total securities	652,132	1,152,285	1,214,737	983,649	734,038
Total deposits	3,207,584	3,431,807	3,167,228	2,391,818	1,814,039
Federal Home Loan Bank advances	155,000	368,500	272,000	132,000	57,000
Other borrowed funds	58,872	58,693	89,519	141,638	101,086
Preferred shareholders’ equity	—	—	—	—	10,000
Common equity	410,333	372,740	304,550	270,258	178,816
Total shareholders’ equity	410,333	372,740	304,550	270,258	188,816
Noncontrolling interest in consolidated subsidiary	93	93	103	103	—
Total equity	410,426	372,833	304,653	270,361	188,816
Average total assets	4,031,993	4,112,436	3,445,654	2,557,268	1,750,697
Average gross loans(1)	2,836,068	2,480,025	2,022,052	1,574,387	997,873
Average interest-earning assets	3,867,484	3,995,592	3,361,320	2,496,361	1,685,073
Average deposits	3,181,665	3,343,732	2,787,656	2,153,712	1,478,801
Average interest-bearing deposits	2,864,326	3,046,506	2,535,380	1,942,932	1,314,517
Average interest-bearing liabilities	3,255,747	3,465,110	2,891,943	2,125,986	1,409,753
Average total shareholders’ equity	394,860	337,378	290,436	207,763	168,933
SELECTED FINANCIAL RATIOS:
Return on average assets	0.37%	0.84%	0.82%	1.10%	0.92%
Return on average equity	3.8%	10.2%	9.7%	13.5%	9.5%
Average equity to average total assets	9.8%	8.2%	8.4%	8.1%	9.7%
Dividend payout	17.8%	—%	—%	—%	—%
Efficiency ratio(2)	63.5%	63.3%	54.4%	53.4%	58.3%
Net interest margin(3)(5)	2.93%	2.71%	3.06%	3.42%	3.62%
Net interest spread(4)(5)	2.57%	2.46%	2.89%	3.29%	3.51%
CAPITAL RATIOS:
Common equity Tier 1 ratio	11.9%	12.2%	11.4%	11.8%	10.1%
Tier 1 leverage ratio	10.3%	8.8%	8.3%	9.3%	8.5%
Tier 1 risk-based capital	11.9%	12.2%	11.4%	11.8%	10.5%
Total risk-based capital	15.0%	14.9%	14.4%	15.1%	11.2%
ASSET QUALITY RATIOS:
Net charge-offs (recoveries) to average loans	0.35%	—%	(0.02)%	0.02%	0.01%
Allowance to period end loans(6)	1.61%	0.88%	0.94%	0.93%	0.89%
Allowance for loan losses to non-performing loans	164.09%	411.71%	698.45%	267.76%	352.62%
Nonperforming assets to total assets(7)	0.71%	0.13%	0.12%	0.21%	0.16%
OTHER DATA:
Banking locations	15	15	13	12	11
Full-time equivalent employees	339	338	284	268	225
(1)Average gross loans exclude loans held for sale.
(2)Efficiency ratio is non-interest expense divided by the sum of net interest income before the provision for loan losses plus non-interest income.
(3)Net interest margin is net interest income (annualized for interim periods) divided by total average earning assets.
(4)Net interest spread is the difference between the average yield on interest-earning assets and the average yield on interest-bearing liabilities.
(5)Interest income and rates for 2019, 2018, 2017, and 2016 include the effects of tax-equivalent adjustments, which adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis. Due to immateriality, interest income and rates for 2015 exclude the effects of tax-equivalent adjustments.
(6)Period end loans exclude loans held for sale and exclude deferred fees and costs.
(7)Nonperforming loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (All dollar values in this section are in thousands.)
The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report. The detailed financial discussion that follows focuses on 2019 results compared to 2018. For a discussion of 2018 results compared to 2017 see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Allowance for Loan Losses
The allowance for loan losses is a reserve for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan has become noncollectable. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
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
Overview
The Company's net income for the year ended December 31, 2019 was $14,822, compared to $34,521 for the year ended December 31, 2018, and $28,099 for the year ended December 31, 2017. After earnings attributable to noncontrolling interest, the Company’s net earnings available to common shareholders for the years ended December 31, 2019, 2018 and 2017 were $14,806, $34,505, and $28,083, respectively. Net earnings available to shareholders decreased by $19,699 when comparing 2019 with 2018, primarily driven by specific reserves of $9,759 related to a Shared National Credit (“SNC”) relationship, and $20,657 related to two lending relationships in our healthcare and corporate loan portfolios discussed below, along with $4,301 related to post-employment and retirement expense recorded during 2019. Interest income increased $14,747 for the year ended December 31, 2019, compared to the year ended December 31, 2018 mainly due to an increased volume of loans and fluctuating rates during 2019.
In connection with our year-end audit process, and subsequent to our January 21, 2020 earnings release related to the fourth quarter of 2019, we have determined the need to record an additional loan loss provision of $18,761 to provide specific reserves for two lending relationships, which were both on nonaccrual status as of December 31, 2019 and comprised a material portion of our classified assets, in our healthcare and corporate loan portfolios. Our determination to record this additional provision was primarily the result of certain developments and circumstances regarding the collectability of these two relationships that arose following our earnings release, and have been amplified by various macroeconomic developments. Under GAAP we are required to reflect the additional provision during the fourth quarter of 2019, and the specific reserves as of December 31, 2019. Accordingly, this Form 10-K reflects the updated provision and reserves and, as a result, contains financial information that is different than the information previously presented in our January 21, 2020 earnings release related to the fourth quarter of 2019.
Furthermore at this time, we expect to experience certain ongoing lending and depository losses occurring during the first quarter of 2020 related to at least one of these relationships, which would be reflected in our financial statements for the first quarter of 2020. We continue to monitor these two relationships, and we could experience additional losses attributed to these relationships in future periods.
Planned Reduction of Non-Strategic Loan Portfolio
As previously announced, on January 21, 2020, the Company entered into an Agreement and Plan of Merger with FB Financial Corporation (“FB Financial”), pursuant to which the Company will merge into FB Financial, with FB Financial continuing as the surviving corporation (the “merger”). In connection with the announcement of the merger, FB Financial identified a group of nonstrategic loans that would be liquidated in connection with the consummation of the merger. As disclosed in FB Financials’ merger investor presentation, the nonstrategic loans were comprised of shared national credits, corporate and healthcare lending relationships totaling approximately $429,500 at December 31, 2019, including criticized and classified loans totaling approximately $39,100, of which the two lending relationships identified above were included.
The Company has been in communication with FB Financial regarding its determination to record the additional 2019 provision for loan losses and specific reserves described above. The specific reserves discussed above are consistent with the overall anticipated impact of the liquidation of the nonstrategic loans and FB Financials’ aggregate estimated credit marks associated with the acquired loan portfolio as disclosed in their merger investor presentation. Additionally, as a result of subsequent loans sales, payoffs and other ordinary course changes, the nonstrategic loans totaled approximately $412,600 as of February 28, 2020, reflecting a decrease of approximately $16,900 from December 31, 2019, which represents a 23.5% annualized decrease. The Company expects to continue to experience loan payoffs, customer migration and other ordinary course changes in this portfolio during the coming periods. On an ongoing basis, the Company evaluates the presentation of loans and other assets as held for sale when the criteria for such classification are met.

Net Interest Income/Margin
Net interest income consists of interest income generated by earning assets, less interest expense. Net interest income for the years ended December 31, 2019, 2018 and 2017 totaled $111,160, $105,503, and $97,046, respectively, which is an increase of $5,657, or 5.4%, comparing 2019 and 2018, and an increase of $8,457, or 8.7%, comparing 2018 and 2017.
For the years ended December 31, 2019 and 2018, interest income increased $14,747 and $37,492 primarily due to an asset rotation away from lower-yielding securities combined with growth in the loan portfolio. These were partially offset by increases of $9,090 and $29,035 in interest expense, which totaled $73,532, $64,442, and $35,407, respectively, for the years ended December 31, 2019, 2018 and 2017 primarily due to increases in interest-bearing deposits combined with increases in interest rates for money market deposits and Federal Home Loan Bank (“FHLB”) advances during 2019 and 2018 which had an impact on the cost of funds for the Bank.
Interest-earning assets averaged $3,867,484, $3,995,592, and $3,361,320 during the years ended December 31, 2019, 2018 and 2017, which is a decrease of $128,108, or 3.2%, and an increase of $634,272, or 18.9%, respectively, primarily due to significant growth in loans.
For the years ended December 31, 2019 and 2018, average loans held for investment increased 14.3% and 22.5%, respectively, and investment securities decreased 36.3% during 2019 and increased 9.9% during 2018. During the year ended December 31, 2019, our earning asset yield increased by 51 basis points and 21 basis points from the years ended December 31, 2018 and 2017, respectively, while the total funding rates increased by 40 basis points and 64 basis points compared to the years ended December 31, 2018 and 2017, respectively. The increase in yields throughout all three periods presented is primarily caused by fluctuations in the rate environment, intense competition, and our continued balance sheet rotation strategy.
For the years ended December 31, 2019, 2018 and 2017, the yield on taxable securities were 2.69%, 2.39% and 2.27%, respectively. The increase in yield in 2019 is primarily due to an increase in interest rates and a reduction in lower-yielding securities.
For the years ended December 31, 2019, 2018 and 2017, the yield on tax exempt securities were 3.82%, 4.53% and 5.24%, respectively. The decrease in yield in 2019 is primarily due to the strategically-planned balance sheet rotation focused on core loan growth.
Interest-bearing liabilities averaged $3,255,747, $3,465,110, and $2,891,943, respectively, during the years ended December 31, 2019, 2018 and 2017, which is a decrease of $209,363 or 6.0%, during 2019 compared to an increase of $573,167, or 19.8%, during 2018. The decrease for 2019 was due primarily to reduction in time deposits. The increases for 2018 and 2017 were due to growth in interest checking, money market deposits, time deposits and FHLB advances during these two years.
During 2019, total average interest-bearing deposits decreased by $182,180, which included a decrease in average interest checking of $64,760, an increase of average money market accounts of $316,616, and a decrease in average time deposits outstanding of $426,060. During 2018, total average interest-bearing deposits grew $511,126, which included increases in average interest checking of $205,366, average money market accounts of $141,863, and average time deposits outstanding of $171,574.
With the decrease in the average loan portfolio during 2019, the average FHLB advances decreased by $15,173. Average FHLB advances increased $81,578 in 2018 as the average loans grew. Subordinated notes and other borrowings increased by $177 and $178, in 2019 and 2018, respectively. The increases in 2019 and 2018 were due to the amortization of borrowing costs.
The cost of average interest-bearing liabilities increased 40 basis points to 2.26% during 2019 and increased 64 basis points to 1.86% during 2018. The increase in cost of interest-bearing liabilities for 2019 and 2018 was due to increases in rates on interest checking, money market accounts, time deposits, FHLB advances and Federal funds purchased.

The tables below summarize average balances, yields, cost of funds, and the analysis of changes in interest income and interest expense for the years ended December 31, 2019, 2018, and 2017:
Average Balances(7)—Yields & Rates
(Dollars in thousands)

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
ASSETS:
Loans(1)(6)	$2,832,401	$156,560	5.53%	$2,477,654	$131,529	5.31%	$2,021,852	$100,142	4.95%
Loans held for sale	20,581	799	3.88	10,588	474	4.48	10,031	426	4.25
Securities:
Taxable	649,044	17,462	2.69	1,108,269	26,533	2.39	939,581	21,309	2.27
Tax-exempt(6)	197,216	7,526	3.82	220,652	9,996	4.53	269,837	14,140	5.24
Restricted equity securities	23,986	1,213	5.06	20,549	1,250	6.08	16,498	928	5.62
Certificates of deposit at other financial institutions	3,642	85	2.33	3,128	62	1.98	2,229	33	1.48
Federal funds sold and other(2)	140,614	3,148	2.24	154,752	2,798	1.81	101,292	1,120	1.11
TOTAL INTEREST EARNING ASSETS	$3,867,484	$186,793	4.83%	$3,995,592	$172,642	4.32%	$3,361,320	$138,098	4.11%
Allowance for loan losses	(26,580)			(22,596)			(18,729)
All other assets	191,089			139,440			103,063
TOTAL ASSETS	$4,031,993			$4,112,436			$3,445,654

LIABILITIES AND EQUITY
Deposits:
Interest checking	$765,218	$15,132	1.98%	$829,978	$13,466	1.62%	$624,612	$5,003	0.80%
Money market	1,085,619	23,202	2.14	769,003	13,636	1.77	627,140	6,542	1.04
Savings	39,299	109	0.28	47,275	141	0.30	54,952	169	0.31
Time deposits	974,190	22,855	2.35	1,400,250	26,084	1.86	1,228,676	15,750	1.28
Federal funds purchased and other(3)	11,500	290	2.52	23,687	419	1.77	43,402	407	0.94
Federal Home Loan Bank advances and other (8)	321,145	7,616	2.37	336,318	6,369	1.89	254,740	3,215	1.26
Subordinated notes	58,776	4,328	7.36	58,599	4,328	7.39	58,421	4,321	7.40
TOTAL INTEREST BEARING LIABILITIES	$3,255,747	$73,532	2.26%	$3,465,110	$64,443	1.86%	$2,891,943	$35,407	1.22%
Demand deposits	317,339			297,226			252,276
Other liabilities	64,047			12,722			10,999
Total equity	394,860			337,378			290,436
TOTAL LIABILITIES AND EQUITY	$4,031,993			$4,112,436			$3,445,654
NET INTEREST SPREAD(4)			2.57%			2.46%			2.89%
NET INTEREST INCOME		$113,261			$108,199			$102,691
NET INTEREST MARGIN(5)			2.93%			2.71%			3.06%

(1)Loan balances include loans held in the Bank’s portfolio and are net of deferred origination fees and costs. Non-accrual loans are included in total loan balances.
(2)Includes federal funds sold and interest-bearing deposits at the Federal Reserve Bank, the Federal Home Loan Bank and other financial institutions.
(3)Includes repurchase agreements.
(4)Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5)Represents net interest income (annualized) divided by total average earning assets.
(6)Interest income and rates include the effects of tax-equivalent adjustments to adjust tax-exempt interest income on tax-exempt loans and investment securities to a fully taxable basis.
(7)Average balances are average daily balances.
(8)Includes finance lease.
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
Analysis of Changes in Interest Income and Expenses

	Net change year ended December 31, 2019 versus December 31, 2018			Net change year ended December 31, 2018 versus December 31, 2017
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST INCOME
Loans	$18,832	$6,199	$25,031	$22,576	$8,811	$31,387
Loans held for sale	447	(122)	325	24	24	48
Securities:
Taxable	(10,994)	1,923	(9,071)	3,826	1,398	5,224
Tax-exempt	(1,062)	(1,408)	(2,470)	(2,577)	(1,567)	(4,144)
Restricted equity securities	209	(246)	(37)	228	94	322
Certificates of deposit at other financial institutions	10	13	23	13	16	29
Federal funds sold and other	(256)	606	350	591	1,087	1,678
TOTAL INTEREST INCOME	$7,186	$6,965	$14,151	$24,680	$9,864	$34,544
INTEREST EXPENSE
Deposits
Interest checking	$(1,051)	$2,717	$1,666	$1,643	$6,820	$8,463
Money market accounts	5,614	3,952	9,566	1,475	5,619	7,094
Savings	(24)	(8)	(32)	(24)	(4)	(28)
Time deposits	(7,937)	4,708	(3,229)	2,196	8,138	10,334
Federal funds purchased and other(2)	(216)	87	(129)	(185)	197	12
Federal Home Loan Bank advances and other(1)	(287)	1,534	1,247	1,028	2,126	3,154
Subordinated notes	13	(13)	—	13	(6)	7
TOTAL INTEREST EXPENSE	$(3,888)	$12,977	$9,089	$6,146	$22,890	$29,036
NET INTEREST INCOME	$11,074	$(6,012)	$5,062	$18,534	$(13,026)	$5,508

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
The provision for loan losses was $32,047, $2,254 and $4,313 for the years ended December 31, 2019, 2018 and 2017, respectively. The $29,793 increase in the provision during 2019 was driven by a combination of both loan growth and specific reserves of $9,759 related to a SNC relationship and $20,657 related to two commercial and industrial lending relationships. The decrease in the provision in 2018 was driven by a strong local economy and improvements to other qualitative factors specific to the Bank resulting in the ALLL reserve of 88 basis points in 2018.
In connection with our year-end audit process, and subsequent to our January 21, 2020 earnings release related to the fourth quarter of 2019, we determined to record an additional provision of $18,761 to fund a specific reserve in respect of two lending relationships in our healthcare and corporate loan portfolios. Our determination to record this additional provision was primarily the result of certain developments and circumstances regarding the collectability from these two relationships that arose following our earnings release. Under GAAP we are required to reflect the additional provision during the fourth quarter of 2019, and the specific reserve as of December 31, 2019. Accordingly, this Form 10-K contains financial information that reflects the updated provision and reserve that is different than the information previously presented in our January 21, 2020 earnings release related to the fourth quarter of 2019.
Non-Interest Income
Non-interest income for the years ended December 31, 2019, 2018, and 2017 was $17,775, $10,662 and $14,721, respectively. The following is a summary of the components of non-interest income (in thousands):

	Years Ended December 31,		2019-2018 Percent Increase	Year Ended December 31,	2018-2017 Percent Increase
	2019	2018	(Decrease)	2017	(Decrease)
Service charges on deposit accounts	$317	$217	46.1%	$154	40.9%
Other service charges and fees	3,724	3,183	17.0%	3,039	4.7%
Mortgage Banking revenue	9,154	6,696	36.7%	6,892	(2.8)%
Wealth management	2,880	2,969	(3.0)%	2,613	13.6%
Gain (loss) on sales and calls of securities	2,043	(4,160)	149.1%	896	(564.3)%
Net (loss) gain on sale of loans held for investment	(2,003)	—	—%	226	(100.0)%
Net gain (loss) on foreclosed assets	7	91	(92.3)%	(7)	(1,400.0)%
Other	1,653	1,666	(0.8)%	908	83.5%
Total non-interest income	$17,775	$10,662	66.7%	$14,721	(27.6)%
Service charges on deposit accounts increased 46.1% in 2019 and 40.9% in 2018. The increase was mainly due to an increase in business analysis fees of $88 and $55 in 2019 and 2018, respectively. Other service charges and fees for the year ended December 31, 2019 increased 17.0% when compared to 2018. The increase was due to an increase of $126 in ATM (Automated Teller Machine) fees, $98 in application fees, $88 in tax service fees, and $80 in unused commitment fees. Other service charges and fees for the year ended December 31, 2018 increased 4.7% when compared to 2017. The increase for 2018 was mainly due to an increase of $118 in ATM fees.
Mortgage banking revenue consists primarily of net gains on mortgage loans sold, and mortgage servicing rights amortization. Gains on mortgage loans sold were $9,217 and $6,286, respectively, for the years ended December 31, 2019 and 2018. The year-over-year increase in 2019 was attributable to an increase in production when compared to 2018. Mortgage servicing amortization was $1,289 and $867, respectively, for the years ended December 31, 2019 and 2018. The increase in amortization was a result of the decrease in rates causing higher prepayments leading to mortgage servicing rights being amortized over a shorter period when compared to 2018.
Wealth management income experienced a slight decrease of 3.0% for 2019 relative to 2018, mainly due to a decrease in overall commission's income. Wealth management income for 2018 was $2,969, an increase of 13.6% when compared with

2017. The increase in wealth management income for 2018 is attributable to the growth in AUM and the growth in the investment markets during 2018. AUM was approximately $460, $374, and $359 million as of year-end 2019, 2018, and 2017, respectively.
Gains (losses) on sales and calls of securities for the year ended December 31, 2019 amounted to $2,043, an increase of $6,203, when compared with the same period in 2018. The increase was due to the Company’s election to sell certain securities to take advantage of the market conditions that existed during 2019, consistent with the strategic securities reduction. The Company evaluated its securities held-to-maturity and determined that certain securities no longer adhered to the Company’s strategic focus and could be sold or reinvested to potentially improve the Company’s liquidity position, duration profile and net interest margin. Accordingly, the Company was no longer able to assert that it had the intent to hold these securities until maturity and, as a result, the Company transferred all of its securities held-to-maturity to securities available-for-sale. Once the securities were transferred to available-for-sale, certain securities were sold as part of the Company’s balance sheet management initiatives. For the year ended December 31, 2018, the loss on sales and calls of securities was $4,160, a compared to a gain of $896 the year ended December 31, 2017. The large loss on sale in 2018 can be attributed to a balance sheet rotation strategy implemented during the fourth quarter of 2018 to ultimately re-purpose approximately $300,000 from lower-yielding securities into higher-yielding assets.
Net loss on sale of loans held for investment for the year ended December 31, 2019 was $2,003, a decrease of $2,003, or 100%, when compared to year ended December 31, 2018. The losses during the year ended December 31, 2019 were attributed to the sales of several SNC relationships during the year compared to no sales occurring during 2018. Net gain for the year ended December 31, 2018 was $0, a decrease of $226, or 100%, from the year ended December 31, 2017.
Other non-interest income decreased $13, or 0.8%, when comparing the years ended December 31, 2019 and 2018, and it increased $758, or 83.5%, when comparing the years ended December 31, 2018 and 2017. The decrease in other non-interest income from 2019 is primarily attributable to a decrease in ceded premiums of $328. The increase in other non-interest income for 2018 is primarily attributable to increases in the cash surrender value of the bank owned life insurance (BOLI).
Non-interest Expense
Non-interest expense for the years ended December 31, 2019, 2018 and 2017 was $81,879, $73,478 and $60,824, respectively. This increase was the result of the following components listed in the table below (in thousands):

	Years Ended December 31,		2019-2018 Percent Increase	Year Ended December 31,	2018-2017 Percent Increas8
	2019	2018	(Decrease)	2017	(Decrease)
Salaries and employee benefits	$50,813	$43,837	15.9%	$35,268	24.3%
Occupancy and equipment	13,069	11,628	12.4	9,219	26.1
FDIC assessment expense	1,843	3,448	(46.5)	3,680	(6.3)
Marketing	1,189	1,092	8.9	965	13.2
Professional fees	4,356	4,413	(1.3)	3,419	29.1
Amortization of core deposit intangible	504	612	(17.6)	473	29.4
Other	10,105	8,448	19.6	7,800	8.3
Total non-interest expense	$81,879	$73,478	11.4%	$60,824	20.8%

During 2019 and 2018, salaries and employee benefits expense increased 15.9% and 24.3%, respectively, and total employees increased by 1 in 2019 and 54 in 2018. The expense increases for December 31, 2019, and 2018, were mainly due to general salary increases and certain post-employment and retirement benefits of $4.1 million and $3.2 million, respectively.
The increase in occupancy and equipment expense during 2019 and 2018 is attributable to the Company entering into various leases for new branch and office locations. Occupancy and equipment expenses increased in 2019 by 12.4% and in 2018 by 26.1%. Building rent expense increased $376 and $1,073 and software maintenance fees increased $737 and $658 in 2019 and 2018, respectively.
The FDIC deposit insurance fund assessment decreased in 2019 by $1,605, or 46.5%, mainly due to a credit of approximately $900 that was received from the FDIC for a Small Bank Assessment Credit issued in 2019. The FDIC assessment expense also decreased due to the Company’s decline in average assets, improved Leverage Ratio and other financial ratios considered in the FDIC’s calculation for insurance assessments. The FDIC deposit insurance fund assessment decreased 6.3% in 2018 due to improvements in demographics of loan portfolio and improvements in the Bank’s risk profile in regulatory standing.
Marketing expenses increased by 8.9% in 2019, and by 13.2% in 2018 due to efforts to gain a larger market share in Davidson County and the opening of two new branches during 2018.
Professional fee expenses remained steady during 2019 with a decrease of 1.3%. Professional fees increased by 29.1% during 2018 primarily due to increases in other professional fees $326, audit and accounting fees $125, merger expenses $334, and legal fees $213. A significant portion of the increase is related to expenses related to the acquisition of Civic.
Other noninterest expense increased $1,657, or 19.6%, during 2019 and $648, or 8.3%, during 2018. The increase in 2019 can be attributed to ATM network expense $206; CDARS fee expense $367; captive insurance expense $134; and correspondent bank charges $130. The increase in 2018 was due to captive insurance expense $369; loan servicing expense $295; and board of director fees $108. Amortization of core deposit intangibles decreased $108 or 17.6%, during 2019 and increased $139, or 29.4%, during 2018.
Return on Equity and Assets
The following schedule details selected key ratios for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Return on assets (Net income divided by average total assets)	0.37%	0.84%	0.82%
Return on equity (Net income divided by average equity)	3.8%	10.2%	9.7%
Dividend payout ratio (Dividends declared per share divided by net income per share)	17.8%	—%	—%
Equity to asset ratio (Average equity divided by average total assets)	9.8%	8.2%	8.4%
Leverage capital ratio (Equity divided by fourth quarter average total assets, excluding accumulated other comprehensive income)	10.3%	8.8%	8.3%
The minimum leverage capital ratio required by the regulatory agencies is 4.00%.
Under guidelines developed by regulatory agencies a “risk weight” is assigned to various categories of assets and commitments ranging from 0% to 300% based on the risk associated with the asset. The following schedule details the Company’s risk-based capital at December 31, 2019 excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands, Except Percentages
Common Equity Tier 1 capital:
Stockholders’ equity, excluding accumulated other comprehensive income, disallowed goodwill, other disallowed intangible assets and disallowed servicing assets	$388,199
Tier 1 capital:
Common Equity Tier 1 capital plus additional tier 1 capital instruments and related surplus, less additional tier 1 capital deductions	$388,199
Tier 2 capital:
Tier 2 capital instruments plus related surplus	58,872
Total capital minority interest that is not included in tier 1 capital	84
Allowable allowance for loan losses (limited to 1.25% of gross risk-weighted assets)	40,811
Total risk-based capital	$487,966
Risk-weighted assets, gross	$3,264,861
Less: Excess allowance for loan and lease losses	4,625
Risk-weighted assets, net	$3,260,236
Risk-based capital ratios:
Common Equity Tier 1 risk-based capital ratio	11.9%
Tier 1 risk-based capital ratio	11.9%
Total risk-based capital ratio	15.0%

The minimum Common Equity Tier 1 risk-based capital ratio required by the regulatory agencies is 4.50%. Tier 1 risk-based capital ratio required by the regulatory agencies is 6.00%, and the minimum total risk-based capital ratio required is 8.00%. At December 31, 2019, the Company was in compliance with these requirements.

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2019 AND DECEMBER 31, 2018
Overview
Total assets decreased by $353,277, or 8.3%, from December 31, 2018 to December 31, 2019 driven primarily by strategic balance sheet actions geared toward unlocking the value of the core bank through a reduction in non-core assets and liabilities.
The following table compares selected balance sheet totals from December 31, 2019 and 2018:

In Thousands	December 31, 2019	December 31, 2018	Growth	Growth Percentage
Total loans held for investments, net of deferred fees	$2,812,444	$2,672,399	$140,045	5.2%
Total securities	652,132	1,152,285	(500,153)	(43.4)%
Total assets	3,896,162	4,249,439	(353,277)	(8.3)%
Total deposits	3,207,584	3,431,807	(224,223)	(6.5)%
Total liabilities	3,485,736	3,876,606	(390,870)	(10.1)%
Total equity	410,426	372,833	37,593	10.1%
Loans Held For Sale
During 2019, the Company originated $655,546 of mortgage loans to sell in the secondary market, compared to originations of $278,559 during 2018. For the years ended December 31, 2019, 2018, 2017, the Company recorded gains from sales of mortgage loans totaling $9,217, $6,286, and $6,779, respectively, which is included in mortgage banking revenue on the Company's Consolidated Statements of Income.
Loans Held For Investment
Total loans, net of deferred fees, at December 31, 2019 and 2018 were $2,812,444 and $2,672,399, respectively, an increase of $140,045, or 5.2%. This growth in the loan portfolio is due to increased market penetration and a healthy local economy, as well as the addition of several experienced loan officers.
The table below provides a summary of the loans held for investment portfolio composition for the periods noted.

	As of December 31,
Types of Loans	2019	2018	2017	2016	2015
Total loans held for investment
Real estate:
Construction and land development	$591,541	$584,440	$494,818	$489,562	$372,845
Commercial	993,912	805,260	678,618	497,534	365,683
Residential	643,601	682,882	577,440	405,485	275,497
Commercial and industrial	582,641	596,793	503,914	378,445	285,700
Consumer and other	4,769	5,568	3,781	3,359	6,577
Loans before net deferred loan fees	2,816,464	2,674,943	2,258,571	1,774,385	1,306,302
Deferred loan fees, net	(4,020)	(2,544)	(1,963)	(793)	(2,476)
Total loans	2,812,444	2,672,399	2,256,608	1,773,592	1,303,826
Allowance for loan losses	(45,436)	(23,451)	(21,247)	(16,553)	(11,587)
Total loans, net allowance for loan losses	$2,767,008	$2,648,948	$2,235,361	$1,757,039	$1,292,239

Gross loans increased $141,521, or 5.3%, during 2019 with real estate loans growing by 7.5%, primarily in commercial real estate, which grew 23.5% and was offset by a 5.8% decrease in residential real estate. The commercial and industrial segment also decreased by 2.4% during 2019.
Real estate loans comprised 79.1% of the loan portfolio at December 31, 2019. The largest portion of the real estate segments of the portfolio as of December 31, 2019, was commercial real estate loans, which totaled $993,912 and comprised 44.6% of real estate loans and 35.3% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans secured by nonfarm, nonresidential real estate properties and multi-family residential properties.
Construction and land development loans totaled, $591,541, or 26.5% of real estate loans, and comprised 21.0% of gross loans at December 31, 2019. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development.
The residential real estate classification primarily includes 1-4 family residential loans, which are typically conventional first-lien home mortgages or junior lien mortgages, not including loans held-for-sale in the secondary market. Residential real estate loans totaled $643,601 and comprised 28.9% of real estate loans and 22.9% of total loans at December 31, 2019.
Commercial and industrial loans consist of commercial loans, including healthcare loans, to various sized businesses primarily secured by commercial assets, such as inventories, business equipment, receivables and other commercial assets. At December 31, 2019, commercial and industrial loans made up 20.7% of the total loan portfolio, and healthcare loans comprised 49.7% of commercial and industrial loans.
The banking agencies define a “Shared National Credit” (“SNC”) as any loan extended to a borrower which aggregates $100 million or more and is shared by three or more banks. The SNC portfolio totaled $136,658 at December 31, 2019, decreasing 45.1% from $249,033 at December 31, 2018, driven by the sales and paydowns of $112,375 of SNCs during 2019. The entire outstanding balance of SNCs was included in the commercial and industrial portfolio. SNC participations are originated in the normal course of business to meet the needs of our customers and are reviewed at least quarterly for credit quality.

SNC and Healthcare Portfolios	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	QoQ (Decline) Growth (1)	YoY (Decline) Growth
Total SNCs	$136,658	$144,476	$231,216	$228,538	$249,033	(21.5)%	(45.1)%

% of Total Loans HFI	4.9%	5.2%	8.0%	8.1%	9.3%

Healthcare	$289,703	$273,106	$329,818	$320,611	$290,464	24.1%	(0.3)%
SNC	77,319	85,932	118,460	107,156	123,097	(39.8)%	(37.2)%
Non-SNC	212,384	187,174	211,358	213,455	167,367	53.4%	26.9%

(1) Annualized

The repayment of loans is a source of liquidity. The following table sets forth the loans maturing within specific intervals at December 31, 2019, excluding unearned net fees and costs.
Loan Maturity Schedule

	December 31, 2019
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$272,354	$190,957	$128,230	$591,541
Commercial	46,309	285,016	662,587	993,912
Residential	42,030	165,027	436,544	643,601
Commercial and industrial	70,845	420,222	91,574	582,641
Consumer and other	2,910	1,589	270	4,769
Total	$434,448	$1,062,811	$1,319,205	$2,816,464
Fixed interest rate	$102,359	$441,005	$403,900	$947,264
Variable interest rate	332,089	621,806	915,305	1,869,200
Total	$434,448	$1,062,811	$1,319,205	$2,816,464
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
Allowance for Loan Losses (ALLL)
The Company maintains the ALLL at a level that management believes is adequate to absorb the probable incurred losses in the Bank’s loan portfolio. The ALLL is increased by provisions for loan losses charged to earnings and is decreased by loan charge-offs net of recoveries of prior period loan charge-offs. The ALLL is evaluated quarterly, although management is engaged in monitoring the adequacy of the allowance on a more frequent basis. In estimating the ALLL balance, the following factors are considered:
•past loan experience;
•the nature and volume of the portfolio;
•risks known about specific borrowers;
•underlying estimated values of collateral securing loans;
•current and anticipated economic conditions; and
•other factors which may affect the allowance for probable incurred losses.
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

	December 31, 2019			December 31, 2018			Increase (Decrease)
	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance	%	Loan Balance	ALLL Balance
Non impaired loans	$2,730,684	$24,588	0.90%	$2,575,930	$23,249	0.90%	$154,754	$1,339	—	bps
Acquired loans (1)	58,745	77	0.13%	91,344	185	0.20%	(32,599)	(108)	(7)	bps
Impaired loans	27,035	20,771	76.83%	7,669	17	0.22%	19,366	20,754	7,661	bps
Total loans	$2,816,464	$45,436	1.61%	$2,674,943	$23,451	0.88%	$141,521	$21,985	74	bps
(1)Loans acquired pursuant to the acquisitions of MidSouth and Civic. These are performing loans recorded at estimated fair value at the respective acquisition dates. This fair value discount that was established at acquisition is accreted into interest income over the remaining lives of the related loans on a straight-line basis. The remaining fair value discount balance at December 31, 2019 related to the acquired loans was $726, or 1.2% of the outstanding aggregate loan balances. At December 31, 2019, loans identified as impaired beyond the extent of its recorded discount lead to an allowance for loan losses of $77 being recorded related to the acquired loans. The remaining fair value discount balance at December 31, 2018 related to the acquired loans was $1,210, or 1.3% of the outstanding aggregate loan balances. At December 31, 2018, loans identified as impaired beyond the extent of its recorded discount lead to an allowance for loan loss of $185 being recorded related to the acquired loans.
At December 31, 2019, the ALLL was $45,436, compared to $23,451 at December 31, 2018. ALLL as a percentage of total loans held for investment was 1.61% and 0.88% at December 31, 2019 and 2018, respectively. Loan growth and deterioration of certain commercial loan relationships during the period is the primary reason for the increase in the ALLL.
The table below sets forth the activity in the ALLL for the years presented.

	2019	2018	2017	2016	2015
Beginning balance	$23,451	$21,247	$16,553	$11,587	$6,680
Loans charged-off:
Construction & land development	(68)	(38)	—	(11)	—
Commercial real estate	—	—	—	—	—
Residential real estate	(15)	(7)	(1)	(40)	(32)
Commercial & industrial	(10,227)	(49)	(310)	(255)	(48)
Consumer	(147)	(27)	(49)	(42)	(135)
Total loans charged-off	(10,457)	(121)	(360)	(348)	(215)
Recoveries on loans previously charged-off:
Construction & land development	—	1	668	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	15	44	50	66	26
Commercial & industrial	286	11	6	1	1
Consumer	94	15	17	7	65
Total loan recoveries	395	71	741	74	92
Net recoveries (charge-offs)	(10,062)	(50)	381	(274)	(123)
Provision for loan losses charged to expense	32,047	2,254	4,313	5,240	5,030
Total allowance at end of period	$45,436	$23,451	$21,247	$16,553	$11,587
Total loans, gross, at end of period(1)	$2,816,464	$2,674,943	$2,258,571	$1,774,385	$1,306,302
Average gross loans(1)	$2,836,068	$2,480,025	$2,022,052	$1,574,387	$997,873
Allowance to total loans	1.61%	0.88%	0.94%	0.93%	0.89%
Net charge-offs (recoveries) to average loans	0.35%	0.00%	(0.02)%	0.02%	0.01%
(1)Loan balances exclude loans held for sale.

While the total ALLL consists of a specific portion and a general portion, both portions of the allowance are available to provide for probable incurred loan losses in the entire portfolio. The following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	2019		2018		2017		2016		2015
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$4,847	21.0%	$4,743	21.9%	$3,802	21.9%	$3,776	27.6%	$3,186	28.5%
Commercial	8,113	35.3%	6,725	30.1%	5,981	30.0%	4,266	28.0%	3,146	28.0%
Residential	4,462	22.8%	4,743	25.6%	3,834	25.6%	2,398	22.9%	1,861	21.1%
Total real estate	17,422	79.0%	16,211	77.6%	13,617	77.5%	10,440	78.5%	8,193	77.6%
Commercial and industrial	27,957	20.7%	7,166	22.2%	7,587	22.3%	6,068	21.3%	3,358	21.9%
Consumer and other	57	0.2%	74	0.2%	43	0.2%	45	0.2%	36	0.5%
	$45,436	100.0%	$23,451	100.0%	$21,247	100.0%	$16,553	100.0%	$11,587	100.0%
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
As of December 31, 2019, the largest component of the ALLL was associated with commercial and industrial loans, followed by commercial real estate loans. The increase on these reserves as a percentage of the total allowance in these categories was primarily due to qualitative and specific risk factors in these portfolio segments, and specific reserves for impaired loans in the commercial and industrial segment. Commercial and industrial loans decreased 2.4% from $596,793, or 22.2% of total loans at the end of 2018, to $582,641, or 20.7% of total loans at year-end 2019. During 2019, construction and land development loans increased from $584,440 at December 31, 2018 to $591,541 at December 31, 2019, an increase of 1.2%. During the same period, commercial real estate loans increased 23.4%, from $805,260 at December 31, 2018 to $993,912 at December 31, 2019.
Nonperforming Assets
Nonperforming loans consist of non-accrual loans and loans that are past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). Loans are placed on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, interest accruals cease and uncollected interest is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis, or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The primary component of nonperforming loans is nonaccrual loans, which as of December 31, 2019 totaled $27,035. The other component of nonperforming loans are loans past due greater than 90 days and still accruing interest which totaled $654 at December 31, 2019. Loans past due greater than 90 days are placed on nonaccrual status unless they are both well-secured and in the process of collection.
In connection with our year-end audit process, and subsequent to our January 21, 2020 earnings release related to fourth quarter of 2019, we determined to record an additional provision of $18,761 to fund a specific reserve in respect of two lending relationships in our healthcare and corporate loan portfolios. Our determination to record this additional provision was primarily the result of certain developments and circumstances regarding the collectability from these two relationships that arose following our earnings release. Under GAAP we are required to reflect the additional provision during the fourth quarter of 2019, and the specific reserve as of December 31, 2019. Accordingly, this Form 10-K contains financial information that reflects the updated provision and reserve that is different than the information previously presented in our January 21, 2020 earnings release related to the fourth quarter of 2019.

The table below summarizes nonperforming loans and assets for the periods presented.

	December 31,
Nonperforming loans and assets	2019	2018	2017	2016	2015
Nonaccrual loans	$27,035	$5,488	$2,837	$3,630	$908
Past due loans 90 days or more and still accruing interest	654	208	205	2,552	2,378
Total nonperforming loans	27,689	5,696	3,042	6,182	3,286
Foreclosed real estate (“OREO”) and repossessed assets	—	—	1,503	—	200
Total nonperforming assets	$27,689	$5,696	$4,545	$6,182	$3,486
Total nonperforming loans as a percentage of total loans	0.98%	0.21%	0.13%	0.35%	0.25%
Total nonperforming assets as a percentage of total assets	0.71%	0.13%	0.12%	0.21%	0.16%
Allowance for loan losses as a percentage of nonperforming loans	164%	412%	698%	268%	353%
As of December 31, 2019, there were twenty loans on nonaccrual status. Please refer to the table below for a summary of nonaccrual loans by type:

Nonaccrual loans by type	Nonaccrual Loans	Percentage of Total Nonaccrual Loans	Number of Nonaccrual Loans
Construction loans	$30	0.1%	1
Residential loans	2,477	9.2%	8
Commercial & Industrial	24,528	90.7%	11
Total nonaccrual loans	$27,035	100.0%	20
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered a TDR when the concession provided is not available to the borrower through either normal channels or other sources; however, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations; however, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be either accruing or non-accruing loans. The Bank had one TDR for $311 at December 31, 2019, and one TDR for $167 as of December 31, 2018.
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

Loans not meeting the criteria above are considered to be “Pass” rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Dollars in Thousands
	Pass	Special Mention	Substandard	Total
Real estate loans:
Construction and land development	$591,293	$248	$—	$591,541
Commercial	991,151	997	1,764	993,912
Residential	637,533	825	5,243	643,601
Total real estate	2,219,977	2,070	7,007	2,229,054
Commercial and industrial	539,442	943	42,256	582,641
Consumer and other	4,769	—	—	4,769
Total	$2,764,188	$3,013	$49,263	$2,816,464

At December 31, 2019, the Bank realized a $12,291 decrease in classified and criticized loans compared to December 31, 2018.
Gain (loss) on Sale of Bonds
Gains (losses) on sales and calls of securities for the year ended December 31, 2019 amounted to $2,043, an increase of $6,203, when compared with the same period in 2018. The loss from sales in 2018 is attributed to a balance sheet rotation strategy implemented during the fourth quarter of 2018 to re-purpose funds from lower yielding securities into higher yielding assets by selling those securities.
The AFS portfolio totaled $652,132 at December 31, 2019, compared to $1,030,668 at December 31, 2018, a decrease of $378,536, or 36.7%. The decrease is due to the Company's continuation of the balance sheet rotation strategy during 2019 to unlock the value of the core bank.
The HTM portfolio totaled $0 at December 31, 2019, compared to $121,617 at December 31, 2018, a decrease of $121,617, or 100%. The decrease can be attributed to the aforementioned balance sheet rotation strategy that included transferring securities from the HTM intention to the AFS intention during 2019.
The AFS securities represented 16.7% of total assets at December 31, 2019, and the combined AFS and HTM portfolios represented 27.1% of total assets at December 31, 2018. No securities were determined to be other than temporarily impaired at December 31, 2019.
The following table summarizes the fair value of the AFS securities portfolio at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
U.S. government sponsored entities and agencies	$—	$21,888
U.S. Treasury securities	—	253,014
Mortgage-backed securities: residential	375,943	580,699
Mortgage-backed securities: commercial	17,780	—
Asset-backed securities	—	24,844
Corporate Notes	33,361	12,424
State and political subdivisions	225,048	137,799
Total	$652,132	$1,030,668

The following table summarizes the amortized cost of the HTM securities portfolio at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Mortgage backed securities: residential	$—	$75,944
State and political subdivisions	—	45,673
Total	$—	$121,617
The table below presents the maturities and yield characteristics of the AFS securities as of December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
Mortgage-backed securities: residential(1)	$50	$158,091	$177,557	$39,225	$374,923	$375,943
Mortgage-backed securities: commercial	—	9,860	7,998	—	17,858	17,780
Corporate Notes	—	26,413	6,412	—	32,825	33,361
State and political subdivisions	3,733	3,313	177,982	37,596	222,624	225,048
Total available-for-sale securities	$3,783	$197,677	$369,949	$76,821	$648,230	$652,132
Percent of total	0.58%	30.50%	57.07%	11.85%	100.00%
Weighted average yield(2)	2.87%	2.85%	3.74%	3.95%	3.48%
(1)Mortgage-backed securities are grouped into average lives based on December 31, 2019 prepayment projections.
(2)The weighted average yields are based on amortized cost, and municipal securities are calculated on a fully tax-equivalent basis.
Securities pledged at December 31, 2019 and 2018 had a carrying amount of $294,585 and $939,440, respectively, and were pledged to secure public deposits and repurchase agreements.
At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
Restricted Equity Securities
Other investments totaled $24,802 and $21,831 at December 31, 2019, and December 31, 2018, respectively, and primarily consisted of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the FHLB). The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.
Bank Premises and Equipment
Bank premises and equipment totaled $12,141 at December 31, 2019 compared to $12,371 at December 31, 2018, a decrease of $230, or 1.9%.
BOLI
As of December 31, 2019, the cash surrender value of the BOLI portfolio totaled $56,726, compared to $55,239 at December 31, 2018. The increase is attributed to the increase in cash surrender value during 2019.

Goodwill and Intangible Assets
As of December 31, 2019 and 2018, the Company had $18,176 in goodwill related to the acquisition of MidSouth Bank in 2014 and Civic Bank & Trust in April of 2018. At December 31, 2019, there were no circumstances or significant changes that have occurred related to those acquisitions that, in management’s assessment, would necessitate recording impairment of goodwill.
As of December 31, 2019 and 2018, the Company had net core deposit intangible of $448 and $952, respectively. At the time of the acquisitions, the Bank recorded a core deposit intangible of $3,059 and $558 related to MidSouth and Civic, respectively. These core deposit intangibles are amortizing over 8.2 and 3.2 years, respectively. Through December 31, 2019, the Company has recognized amortization of $3,169 related to the core deposit intangible.
The following table represents acquired intangible assets at December 31, 2019 and 2018:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,617	$(3,169)	$3,617	$(2,665)
Aggregate amortization expense was $504, $612 and $473 for 2019, 2018 and 2017, respectively.
The following table presents the estimated remaining amortization expense:

2020	$304
2021	121
2022	23

Deposits
At December 31, 2019, total deposits were $3,207,584, a decrease of $224,223, or 6.5%, compared to $3,431,807 at December 31, 2018. Included in the Company’s funding strategy are brokered deposits and public funds deposits. Total brokered deposits decreased by 20.8%, to $632,241, at December 31, 2019 when compared with $797,795 at December 31, 2018. Public funds deposits decreased 50.6% from $782,890 at December 31, 2018 to $386,902 at December 31, 2019, because many of those deposits were placed in a reciprocal deposits program, providing FDIC insurance coverage to the public entities without having to pledge securities.
Time deposits, excluding brokered deposits, as of December 31, 2019, amounted to $399,258, as compared to $532,445 as of December 31, 2018.
The average amounts for deposits for 2019, 2018 and 2017 are detailed in the following schedule.

	2019		2018		2017
In thousands, except percentages	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$317,339	—%	$297,226	—%	$252,276	—%
Interest-bearing checking accounts	765,218	1.98	829,978	1.62	624,612	0.80
Money market deposit accounts	1,085,619	2.14	769,003	1.77	627,140	1.04
Savings	39,299	0.28	47,275	0.30	54,952	0.31
Time deposits	974,190	2.35	1,400,250	1.86	1,228,676	1.28
	$3,181,665	1.93%	$3,343,732	1.59%	$2,787,656	0.98%

The following table shows time deposits, excluding brokered deposits, of $100 or more by category based on time remaining until maturity.

December 31, 2019
Three months or less	$33,327
Over three months through six months	61,326
Over six months through 12 months	83,827
Over one year through three years	128,630
Over three years through five years	15,933
Over five years	—
Total	$323,043

Liquidity, Other Borrowings, and Capital Resources
Federal Funds Purchased and Repurchase Agreements
As of December 31, 2019 and 2018, the Company had no Federal funds purchased from correspondent banks and no securities sold under agreements to repurchase.
FHLB Advances
The Bank has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages, home equity lines of credit, multifamily real estate, and commercial real estate. At December 31, 2019, advances totaled $155,000 compared to $368,500 as of December 31, 2018. Based on this collateral, up to an additional $633,910 is eligible to borrow with this line of credit at December 31, 2019.
At December 31, 2019, the scheduled maturities of these advances and interest rates were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2020	$155,000	2.41%

Subordinated Notes
The Company has issued $60,000 of subordinated notes in two separate issuances. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7.00% fixed-to-floating rate subordinated notes were issued to certain accredited institutional investors in a private offering. At December 31, 2019, subordinated notes, net of issuance costs, totaled $58,872 as compared to $58,693 at December 31, 2018. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 17 of the consolidated financial statements.
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
For more detail related to the subordinated notes, please see Note 12 of the consolidated financial statements.

Capital
Shareholders’ equity was $410,333 at December 31, 2019, an increase of $37,593, or 10.1%, from $372,740 at December 31, 2018. Common dividends of $2,636 were paid during 2019, and no common dividends were paid during 2018 and 2017.
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
The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets ("RWA"). Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation buffer threshold for 2019 was 2.5%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework requires us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer exceed the prompt corrective action (“PCA”) well-capitalized thresholds.
PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
Management believes as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject. Actual and required capital amounts and ratios are presented below as of December 31, 2019 and 2018 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Company-Level
Common equity Tier 1 capital to RWA	$388,199	11.9%	$146,711	4.5%	N/A	N/A
Total Capital to RWA	$487,966	15.0%	$260,819	8.0%	N/A	N/A
Tier 1 (Core) Capital to RWA	$388,199	11.9%	$195,614	6.0%	N/A	N/A
Tier 1 (Core) Capital to average assets	$388,199	10.3%	$151,456	4.0%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$441,348	13.6%	$146,491	4.5%	$211,599	6.5%
Total Capital to RWA	$482,183	14.8%	$260,429	8.0%	$325,536	10.0%
Tier 1 (Core) Capital to RWA	$441,348	13.6%	$195,322	6.0%	$260,429	8.0%
Tier 1 (Core) Capital to average assets	$441,348	11.7%	$151,255	4.0%	$189,069	5.0%
December 31, 2018
Company-Level
Common equity Tier 1 capital to RWA	$367,096	12.2%	$135,598	4.5%	N/A	N/A
Total Capital to RWA	$449,325	14.9%	$241,064	8.0%	N/A	N/A
Tier 1 (Core) Capital to RWA	$367,096	12.2%	$180,798	6.0%	N/A	N/A
Tier 1 (Core) Capital to average assets	$367,096	8.8%	$167,553	4.0%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$421,335	14.0%	$135,613	4.5%	$195,886	6.5%
Total Capital to RWA	$444,871	14.8%	$241,090	8.0%	$301,363	10.0%
Tier 1 (Core) Capital to RWA	$421,335	14.0%	$180,818	6.0%	$241,090	8.0%
Tier 1 (Core) Capital to average assets	$421,335	10.1%	$167,420	4.0%	$209,275	5.0%
Note: Minimum ratios presented exclude the capital conservation buffer.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make minimum future payments as of December 31, 2019:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2019
Time deposits	$374,096	$331,900	$43,033	$—	$749,029
FHLB advances	155,000	—	—	—	155,000
Subordinated notes	—	—	—	60,000	60,000
Minimum operating lease commitments	4,849	9,727	9,786	31,277	55,639
Capital lease commitment	276	564	581	2,840	4,261
Total	$534,221	$342,191	$53,400	$94,117	$1,023,929
FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “FHLB Advances” in Note 11 of our Consolidated Financial Statements. Subordinated notes include two issuances that occurred in the first and second quarters of 2016, respectively. The subordinated notes are more fully described in Note 12, “Subordinated Notes” of our Consolidated Financial Statements. Operating and capital lease commitments include leases for branch and office sites and are included in Note 7, “Leases”.

Interest Rate Sensitivity
The following schedule details the Company’s interest rate sensitivity at December 31, 2019:

		Repricing Within
(In Thousands, Except Percentages)	Total	1-90 Days	3 months to 12 months	1 to 5 years	Over 5 years
Earning assets:
Loans, net of unearned income†	$2,785,409	$1,276,838	$128,059	$996,062	$384,450
Loans held for sale	43,162	—	—	—	43,162
Available for sale securities	652,132	—	—	7,571	644,561
Interest-bearing deposits at other financial institutions	195,888	195,888	—	—	—
Certificates of deposit at other financial institutions	3,590	490	735	2,115	250
Total earning assets	3,680,181	1,473,216	128,794	1,005,748	1,072,423
Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	843,475	843,475	—	—	—
Money market deposit accounts	1,255,438	1,255,438	—	—	—
Savings	39,611	39,611	—	—	—
IRA’s and certificates of deposit, $250,000 and over	142,435	13,644	65,161	63,630	—
IRA’s and certificates of deposit, under $250,000	606,622	68,115	227,203	311,304	—
FHLB borrowings	155,000	90,000	65,000	—	—
Subordinated notes	58,872	—	—	58,872	—
Total interest-bearing liabilities	3,101,453	2,310,283	357,364	433,806	—
Interest-sensitivity gap	$578,728	$(837,067)	$(228,570)	$571,942	$1,072,423
Cumulative gap		$(837,067)	$(1,065,637)	$(493,695)	$578,728
Interest-sensitivity gap as % of total average assets		(20.76)%	(5.67)%	14.19%	26.60%
Cumulative gap as % of total average assets		(20.76)%	(26.43)%	(12.24)%	14.36%
† Loans, net of unearned income, excludes non-accrual loans.
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
Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as available-for-sale, and sales of brokered deposits. As of December 31, 2019, the entire investment securities portfolio, totaling $652,132, was classified as AFS and is reported at fair value on the consolidated balance sheet. None of the portfolio was classified as HTM at December 31, 2019. Approximately $294,585 of the total $652,132 investment securities portfolio on hand at December 31, 2019, was pledged to secure public deposits and CRA investments. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the FHLB. For more detail regarding funding sources see Note 10 and Note 11 of the consolidated financial statements.
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
Off Balance Sheet Arrangements
The Company generally does not have any off-balance sheet arrangements other than approved and unfunded loans and lines and letters of credit to customers in the ordinary course of business. At December 31, 2019, the Company had unfunded loan commitments outstanding of $48,999, unused lines of credit of $790,366, and outstanding standby letters of credit of $55,869.
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by GAAP. Our management uses these non-GAAP financial measures in its analysis of our performance:
•“Common equity” is defined as total shareholders’ equity at end of period less the liquidation preference value of the preferred stock;
•“Tangible common equity” is common equity less goodwill and other intangible assets;
•“Total tangible assets” is defined as total assets less goodwill and other intangible assets;
•“Other intangible assets” is defined as the sum of core deposit intangible and SBA servicing rights;
•“Tangible book value per share” is defined as tangible common equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets;
•“Tangible common equity ratio” is defined as the ratio of tangible common equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets;
•“Return on Average Tangible Common Equity” is defined as net income available to common shareholders divided by average tangible common equity;
•“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income;
•“Adjusted yield on loans” is our yield on loans after excluding loan accretion from our acquired loan portfolio. Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet;
•“Net interest margin” is defined as annualized net interest income divided by average interest-earning assets for the period; and
•“Adjusted net interest margin” is net interest margin after excluding loan accretion from the acquired loan portfolio and premiums for acquired time deposits. Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion and accretion of net discounts and premiums related to deposits is expected to decrease as the acquired loans and deposits mature or roll off of our balance sheet.
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
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in thousands, except share/per share data and percentages)
Total shareholders’ equity	$410,333	$372,740	$304,550
Less: Preferred stock	—	—	—
Total common equity	410,333	372,740	304,550
Less: Goodwill and other intangible assets	18,652	19,128	10,181
Tangible common equity	$391,681	$353,612	$294,369
Common shares outstanding	14,821,594	14,538,085	13,237,128
Tangible book value per share	$26.43	$24.32	$22.24
Net income available to common shareholders	$14,806	$34,505	$28,083
Average tangible common equity	379,502	325,012	279,098
Return on average tangible common equity	3.9%	10.6%	10.1%
Efficiency Ratio:
Net interest income	$111,160	$105,503	$97,046
Noninterest income	17,775	10,662	14,721
Operating revenue	128,935	116,165	111,767
Expense
Total noninterest expense	81,879	73,478	60,824
Efficiency ratio	63.5%	63.3%	54.4%
Termination of Emerging Growth Company Status
Effective as of December 31, 2019, the Company no longer qualified as an emerging growth company, and therefore can no longer rely on the scaled disclosure requirements and exemptions from various reporting requirements afforded to emerging growth companies.
As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. We are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the year ended December 31, 2019,
Recently Adopted and Issued Accounting Pronouncements
See "Part II- Item 8. Financial Statements and Supplementary Data - Note 1. - Summary of Significant Accounting Policies" of this Report for further information.
Other Events
None.
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
Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation run as of December 31, 2019, net interest income was estimated to increase 0.96% and 1.96% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 1.90% and 4.01% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity and fall within a desirably neutral interest rate risk positioning.
The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of December 31, 2019.

Projected Interest Rate Change	Net Interest Income	Net Interest Income $ Change from Base	% Change from Base
-200	124,178	4,793	4.01
-100	121,659	2,274	1.90
Base	119,385	—	—
+100	120,532	1,147	0.96
+200	121,720	2,335	1.96
+300	122,445	3,060	2.56
+400	123,234	3,849	3.22
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
We utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers.
The Company has entered into interest rate swap contract to hedge interest rate exposure on short term liabilities, which is accounted for as a cash flow hedge, with the Company receiving a variable rate of interest and paying a fixed rate of interest. Additionally, the Company has entered into interest rate swap contracts to hedge interest rate exposure on the changes in fair value of fixed rate available-for-sale securities, which are accounted for as fair value hedges, with the Company receiving a variable rate of interest and paying a fixed rate of interest.
The Company enters into rate lock commitments and forward loan sales contracts as part of our ongoing efforts to mitigate our interest rate risk exposure inherent in our mortgage pipeline and held for sale portfolio. Under the interest rate lock commitments, interest rates for a mortgage loan are locked in with the client for a period of time. Once an interest rate lock commitment is entered into with a client, we also enter into a forward commitment to sell the residential mortgage loan to secondary market investors. Forward loan sale contracts are contracts for delayed sale and delivery of mortgage loans to a counter party. We agree to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent to us arises from the potential inability of counterparties to meet the terms of their contracts. In the event of non-acceptance by the counterparty, we would be subject to the credit and inherent (or market) risk of the loans retained.
For more information about our derivative financial instruments, see Note 19, “Derivatives” in the notes to our consolidated financial statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this Item are included as a separate section of this report commencing on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, as based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weakness described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2019 in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were not operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the identified material weakness related to the Company's control environment, Franklin Financial Network, Inc. believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects the Company's financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Franklin Financial Network, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on the assessment of the effectiveness of the Company's internal control over financial reporting discussed above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to a material weakness arising from certain control deficiencies existing during 2019 related to the

Company’s precision of review regarding the valuation of impaired loans. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company's internal controls are designed such that all impaired loans being assessed to determine if a specific reserve is warranted are reviewed by someone independent of the valuation function to ensure the valuation is reasonable. In the fourth quarter of 2019, management determined this control was not operating at a level sufficiently precise to adequately challenge the assumptions and inputs used in the valuation of impaired loans. No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this material weakness in internal control, however, a reasonable possibility exists that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis.
The Company’s management is taking steps to remediate this material weakness by evaluating the Company's policies and procedures for and resources allocated to the review control over the valuation of impaired loans. As of December 31, 2019, the Company’s internal control over financial reporting was not effective due to this matter.
Crowe LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Form 10-K, has also audited the Company's internal control over financial reporting as of December 31, 2019. Their report on the Company's internal control over financial reporting, which is included herein, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
Except for the foregoing, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information Regarding Our Directors
Included below is certain information regarding our directors. Each of our directors is elected annually to serve for a one-year term. There are no family relationships between any of the Company’s executive officers or directors, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.
No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Name	Age	Position
Jimmy E. Allen	80	Director
James W. Cross, IV	56	Chairman of the Board
Dr. David H. Kemp	61	Director
Dr. Anil C. Patel	62	Director
Paul M. Pratt, Jr.	56	Director
Pamela J. Stephens	61	Director
Melody J. Sullivan	67	Director
Gregory E. Waldron	57	Director
Benjamin P. Wynd	42	Director

Jimmy E. Allen, age 80, is a director of FFN and the Bank. Mr. Allen is the owner of Venture Express, Inc. since 1980; Creative Transportation since 1999; Allen’s Cartage Company, LaVergne, Tennessee since 1980; and co-owner of Center Hill Marina & Yacht Club since 1994. He attended Austin Peay State University, Clarksville, Tennessee and the University of Tennessee, Nashville. Mr. Allen formerly served as a member of the board of directors of MidSouth, Rutherford Bank & Trust, Murfreesboro and Independent Bank, Gallatin, Tennessee. He served as past chairman of Tennessee Trucking Association and Nashville Motor Freight. His past accomplishments include being selected as Nashville Business Journal’s Executive of the Year. He is a supporter of Vanderbilt Children’s Hospital and Ronald McDonald House.
Director Qualifications:
•Extensive Knowledge of the Financial Services Industry—Mr. Allen formerly served as a member of the board of directors of multiple banks.
•Relevant Executive/Leadership Experience—Mr. Allen is the President of three companies and the co-owner of a marina and yacht club.
•Relevant Governance Experience—Mr. Allen served as past chairman of two organizations.
James W. Cross, IV, age 56, has been a director of FFN since March 8, 2019 and a director of the Bank since July of 2009 and was previously a director of FFN from July 2009 to February 23, 2016 and from May 25, 2017 to May 24, 2018. Mr. Cross serves as President of Century Investment Partners, a site development firm also based in Franklin, Tennessee. Mr. Cross has more than 30 years of business experience in Tennessee, beginning his career at Century Construction Company, Inc., a firm started by his father, James W. Cross, III in 1958. Mr. Cross served on the board of directors of Franklin Financial Corporation, parent of Franklin National Bank and the Tennessee affiliate board of directors of Fifth Third Bank in Franklin, Tennessee. Mr. Cross is a member of the board of directors of Williamson Medical Center. He previously served on the board of directors of Franklin Tomorrow, Leadership Franklin, Youth Leadership Franklin, the Franklin-Williamson County Chamber of Commerce, the Williamson County Library, the Williamson County Library Foundation and Battle Ground Academy.

Director Qualifications:
•Extensive Knowledge of Our Company—Mr. Cross has been a director of FFN since March 8, 2019 and a director of the Bank since July of 2009 and was previously a director of FFN from July 2009 to February 23, 2016 and from May 25, 2017 to May 24, 2018.
•Extensive Knowledge of the Financial Services Industry—Mr. Cross served on the board of directors of Franklin Financial Corporation, parent of Franklin National Bank and the Tennessee affiliate board of directors of Fifth Third Bank in Franklin, Tennessee.
•Relevant Executive/Leadership Experience—Mr. Cross has more than 30 years of business experience in Tennessee.
Dr. David H. Kemp, age 61, has been a director of the Bank since its inception and was previously a director of FFN from its inception until May 25, 2017 and from May 24, 2018 to the present. Dr. Kemp has more than 30 years of healthcare experience in Franklin, Tennessee. Dr. Kemp opened Kemp Orthodontics (now Kemp & Rice Orthodontics) in Franklin in 1986 and has owned and operated the business since that time. Dr. Kemp serves as an advocate speaker for 3M Oral Care and he furthers his education by participating in and lecturing to various dental study clubs, both locally and internationally. Dr. Kemp hosts in office courses to orthodontists promoting his ultra aesthetic orthodontic technique he has developed. From 1993 to April 2007, Dr. Kemp served as an Advisory Board member to First Tennessee Bank in Franklin, supporting Regional Presidents in the accomplishment of their responsibilities by assisting in contacts with community leaders. Dr. Kemp holds a Bachelor of Science from the University of Tennessee, Martin, Tennessee. Dr. Kemp is also a graduate of The University of Tennessee, Center for the Health Sciences, Memphis, Tennessee and holds both a Doctor of Dental Science and a Postdoctoral Master of Science in Orthodontics.
Director Qualifications:
•Extensive Knowledge of Our Company—Dr. Kemp has been a member of the board of directors of the Bank since inception and was previously a director of FFN from FFN’s inception until May 25, 2017 and from May 24, 2018 to the present.
•Extensive Knowledge of the Financial Services Industry—In addition to his service on the boards of directors of FFN and the Bank, Dr. Kemp served on the Advisory Board for First Tennessee Bank in Franklin, Tennessee from 1993 to April 2007.
•Extensive Knowledge of the Healthcare Industry— Dr. Kemp has more than 30 years of healthcare experience in Franklin, Tennessee.
Dr. Anil C. Patel, age 62, was elected to the board of directors of FFN and the Bank effective April 1, 2018, pursuant to the requirements of the Agreement and Plan of Reorganization and Bank Merger dated December 14, 2015, by and among the Bank, Civic, and FFN, as amended by Amendment No. 1, dated May 9, 2016, Amendment No. 2, dated March 30, 2017, and Amendment No. 3, dated September 29, 2017. Dr. Patel has been providing gastroenterology services to his patients at his endoscopy center in Clarksville, Tennessee since 1993. Dr. Patel has also been involved with the construction of several Marriott hotels and retirement communities in the Middle Tennessee area, and in 2005, he helped organize Civic Bank & Trust (“Civic”). He served as Chairman of the board of directors of Civic since Civic’s organization until its merger with and into the Bank, effective April 1, 2018. He earned his bachelor’s and medical degrees from the University of Zambia in 1979 and 1982, respectively. He completed his residency in Internal Medicine at Baptist Hospital in 1988, his fellowship training in Gastroenterology at Vanderbilt University in 1990, and his Masters of Business Administration at the Vanderbilt Owen Graduate School of Business in 1998.
Director Qualifications:
•Extensive Business Experience—Dr. Patel has extensive business experience and knowledge of the Nashville and broader Middle Tennessee markets. His connection to, and business experience in, both the Nashville and greater Middle Tennessee markets will provide valuable insight into those markets.
•Relevant Governance Experience—Dr. Patel previously served chairman of the board of directors of Civic.
Paul M. Pratt, Jr., age 56, has been a member of the board of directors of the Bank since inception and was previously a director of FFN from its inception until February 23, 2016 and from May 25, 2017 to May 24, 2018 and from March 8, 2019 to present. Mr. Pratt has 30 years of financial services and business experience in Franklin, Tennessee. In 1983, Mr. Pratt began his financial services career with Full Service Insurance, an independent insurance broker in Franklin, Tennessee. He rose through the ranks to become President, the position he holds today. Mr. Pratt is a 1983 graduate of Columbia State Community College with an Associate Degree in Engineering. Mr. Pratt is a Past President of the Board of Directors of the Franklin Noon Rotary Club and a former board member of Williamson Medical Foundation, a non-

profit dedicated to philanthropic community gifts to Williamson Medical Center in Franklin, Tennessee. Mr. Pratt also served on the Williamson County Advisory Board of Cumberland Bank until April 2007.
Director Qualifications:
•Extensive Knowledge of Our Company—Mr. Pratt has been a member of the board of directors of the Bank since inception and was previously a director of FFN from FFN’s inception until February 23, 2016 and from May 25, 2017 to May 24, 2018.
•Extensive Knowledge of the Financial Services Industry—Mr. Pratt has 30 years of financial services and business experience in Franklin, Tennessee.
•Relevant Executive/Leadership Experience—Mr. Pratt serves as President of an independent insurance broker.
Pamela J. Stephens, age 61, has been a director of FFN and the Bank since July of 2009. Ms. Stephens is a Funeral Director and part owner and President of Williamson Memorial Funeral Home & Cremation Services in Franklin, Tennessee and joined the firm in 1995, part owner and Secretary/Treasurer of Williamson Memorial Gardens in Franklin, Tennessee and joined the firm in 1995, and part owner and Vice President of Spring Hill Memorial Park, Funeral Home and Cremation Services in Spring Hill, Tennessee and started the firm along with family in 1998. From 2003 to 2007, Ms. Stephens served on the board of directors of Cumberland Bank in Franklin, Tennessee. Ms. Stephens was the recipient of the Walk of Fame Award in 2015 presented by CABLE, a women's professional organization. Ms. Stephens is the recipient of the Paul Harris Fellow and was awarded this achievement twice. She served as charter president of the Rotary Club of Spring Hill and current member of the Franklin Downtown Rotary Club. She is a past president of the Cemetery Association of Tennessee, past president of the Tennessee Funeral Directors Association and past president of the Southern Cemetery and Funeral Association. Ms. Stephens is currently serving as a director on the Board of Directors for the Williamson Medical Center Foundation Board, and is a member of Mt. Carmel Cumberland Presbyterian Church.
Director Qualifications:
•Extensive Knowledge of Our Company—Ms. Stephens has been a director of FFN and the Bank since July of 2009.
•Relevant Executive/Leadership Experience—Ms. Stephens serves in leadership positions and is the part owner of multiple businesses in the funeral services industry.
•Relevant Governance Experience—Ms. Stephens previously served on the board of directors of Cumberland Bank and is the past president of multiple organizations. She also has served on various legislative committees in the funeral industry.
Melody J. Sullivan, age 67, has been a director of FFN and the Bank since May of 2010. Ms. Sullivan founded the first woman-owned CPA firm in Franklin, Tennessee’s Historic Downtown business district in July of 1986 after working as a staff accountant for one of Nashville’s most respected business owners and CPA firms, and serving as comptroller for a local food service company. Ms. Sullivan served as Owner of Smiley CPAs (now known as Smiley, Smith, Wynd, LLC) from July 1986 through November 2014 and retired in April 2015. She served on the board of directors of Franklin National Bank for 14 years and Fifth Third Bank for five years. Ms. Sullivan is a member and past president of the Franklin Breakfast Rotary Club. She served on the board of directors for Waves in Franklin, Tennessee, an organization dedicated to enabling individuals with intellectual and developmental disabilities to progress toward their full potential. She is a past president of the board of directors of Franklin Family YMCA and has served on the board of directors of United Way of Williamson County, Franklin Tomorrow, the Williamson County-Franklin Chamber of Commerce, The March of Dimes, Williamson County CASA, and Historic Carnton Plantation. Ms. Sullivan is a graduate of Leadership Franklin. She is a past chairperson of the Small Business Development Division of the Williamson County-Franklin Chamber of Commerce.
Director Qualifications:
•Extensive Knowledge of Our Company—Ms. Sullivan has been a director of FFN and the Bank since May of 2010.
•High Level of Financial Literacy—Ms. Sullivan has over 30 years of experience as a CPA. She founded the first woman-owned CPA firm in downtown Franklin, Tennessee, served as a staff accountant for one of Nashville’s most respected business owners and CPA firms, served as comptroller for a local food service company and has been designated as our “audit committee financial expert” on our audit committee.
•Extensive Knowledge of the Financial Services Industry—Ms. Sullivan served on the board of directors of Franklin National Bank for 14 years and Fifth Third Bank for five years.

Gregory E. Waldron, age 57, has been a director of FFN and the Bank since April 28, 2015. Mr. Waldron is a partner and managing member of Waldron Enterprises, LLC in Murfreesboro, Tennessee, which he joined in 1986. He received a Bachelor of Science in Engineering Science from Lipscomb University in Nashville, Tennessee in 1985. Waldron Enterprises, LLC is involved in building and selling new homes, building and managing apartments, developing residential lots, and developing commercial investment property for retail and office use. He formerly served on the board of directors of MidSouth from 2003 to 2014 and as its Vice Chairman from 2012 to 2014; on the board of directors of Middle Tennessee Christian School from 1999 to 2007 and as its Vice Chairman from 2006 to 2007; on the Community Board of Cavalry Banking from 2000 to 2003; on the board of directors of Trans Financial Bank of Tennessee from 1997 to 1999; and on the Rutherford County Home Builders Association from 1994 to 1995.
Director Qualifications:
•Extensive Knowledge of Our Company—Mr. Waldron has been a director of FFN and the Bank since April of 2015.
•Relevant Executive/Leadership Experience—Mr. Waldron is a partner and managing member of a company and has served in leadership roles of various organizations.
•Extensive Knowledge of the Financial Services Industry—Mr. Waldron has served on the boards of multiple banks.
•Extensive Knowledge of the Real Estate Industry—Mr. Waldron has extensive experience in the real estate industry.
Benjamin P. Wynd, age 42, has been a director of FFN and the Bank since August 25, 2015. Mr. Wynd serves as Partner of SSW CPAs, a local Franklin, Tennessee CPA firm started in 1986, since November 2014, and as Partner of SSW Capital LLC, a locally-owned financial services and transaction advisory firm. Mr. Wynd currently serves on the board of directors for Outdoor Encounter, Inc., a Franklin, Tennessee based non-profit organization. Prior to joining SSW CPAs, Mr. Wynd was heavily involved in Nashville’s healthcare industry, serving as the Director of Financial Reporting at Tenet Healthcare/Vanguard. While at Tenet/Vanguard, he was actively engaged in working on the company’s SEC filings, including Vanguard’s initial public offering in June 2011, comprehensive debt refinancing, overseeing the financial reporting of the company’s health plans and supporting acquisition due diligence. Mr. Wynd’s experience also includes working with national accounting firms, as well as with the 2002 Olympic Winter Games in Salt Lake City, Utah. Mr. Wynd is a graduate of Transylvania University in Lexington, Kentucky. Mr. Wynd is currently a member of the Tennessee Society of Certified Public Accountants and the American Institute of Certified Public Accountants.
Director Qualifications:
•Extensive Knowledge of Our Company—Mr. Wynd has been a director of FFN and the Bank since August of 2015.
•High Level of Financial Literacy—Mr. Wynd serves as partner of a CPA firm, is Partner of a financial services and transaction advisory firm, has worked with national accounting firms and is a member of the Tennessee Society of Certified Public Accountants and the American Institute of Certified Public Accountants.
•Extensive Knowledge of the Healthcare Industry—Mr. Wynd was heavily involved in Nashville’s healthcare industry.
•Extensive Public Company Experience—Mr. Wynd served as the Director of Financial Reporting at Tenet Healthcare/Vanguard and was actively engaged in working on the company’s SEC filings, including Vanguard’s initial public offering in June 2011, comprehensive debt refinancing, overseeing the financial reporting of the company’s health plans and supporting acquisition due diligence.
Committees of the Board of Directors
Our board of directors has established the following committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit Committee
The purpose of the audit committee is set forth in the audit committee charter and includes assisting the board of directors in overseeing:

•the quality and integrity of our financial statements;
•our compliance with legal and regulatory requirements;
•the independent auditor’s qualification, performance and independence; and
•the design and implementation of our internal audit function.
The audit committee consists of Jimmy E. Allen, Pamela J. Stephens, Melody J. Sullivan, Gregory E. Waldron and Benjamin P. Wynd, with Mr. Wynd serving as chairman. Our board has determined each of these members is an independent director under the applicable SEC rules and the NYSE listing standards for audit committee members, and Ms. Sullivan is an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. Each member of the audit committee has the ability to read and understand fundamental financial statements. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE, is available on our corporate website (www.franklinsynergybank.com), accessible from the “Governance Documents” link on the “Investor Relations” subpage of our website. Information from this website is not incorporated by reference into this Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
The purpose of the nominating and corporate governance committee is set forth in the nominating and corporate governance committee charter and includes:
•identifying individuals qualified to become members of our board of directors, and selecting, or recommending that our board of directors select, the director nominees for each annual meeting of shareholders or to otherwise fill vacancies or newly created directorships on the board of directors;
•overseeing the evaluation of the performance of our board of directors and management;
•reviewing and recommending to our board of directors committee structure, membership and operations
•developing and recommending to our board of directors a set of corporate governance guidelines applicable to us; and;
•leading our board of directors in its annual review process.
The nominating and corporate governance committee currently consists of Jimmy E. Allen, Pamela J. Stephens, Melody J. Sullivan and Gregory E. Waldron, with Mr. Allen serving as chairman. Our board has determined each of these members is an independent director under the applicable SEC rules and NYSE listing standards. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the NYSE, is available on our corporate website (www.franklinsynergybank.com), accessible from the “Governance Documents” link on the “Investor Relations” subpage of our website. Information from this website is not incorporated by reference into this Annual Report on Form 10-K.
Compensation Committee
The purpose of the compensation committee is set forth in the compensation committee charter and includes:
•oversight of our executive compensation policies and practices;
•reviewing and approving, or recommending to our board of directors to review and approve, matters related to the compensation of our Chief Executive Officer and our other executive officers; and
•overseeing administration and monitoring of our incentive and equity-based compensation plans.
The compensation committee currently consists of Jimmy E. Allen, Pamela J. Stephens, Melody J. Sullivan and Benjamin P. Wynd, with Ms. Stephens serving as chair. Our board has determined each of these members is an independent director under the applicable SEC rules and NYSE listing standards. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the NYSE, is available on our corporate website (www.franklinsynergybank.com), accessible from the “Governance Documents” link on the “Investor Relations” subpage of our website. Information from this website is not incorporated by reference into this Annual Report on Form 10-K.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted corporate governance guidelines, which set forth a flexible framework within which our board of directors, assisted by board committees, directs the affairs of our company. The guidelines address, among other things, the composition and functions of our board of directors, director independence, compensation of directors, management succession and review, board committees and selection of new directors.

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees including specific standards and guidelines applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code, and the corporate governance guidelines, is available on our corporate website (www.franklinsynergybank.com), accessible from the “Governance Documents” link on the “Investor Relations” subpage of our website. We expect that any amendments to such code and guidelines, or any waivers of their requirements, will be disclosed on our corporate website and by other means required by SEC and NYSE rules.
Shareholder Nominations
Our nominating and corporate governance committee has no set procedures or policy on the selection of nominees or evaluation of shareholder recommendations and will consider these issues on a case-by-case basis. Our nominating and corporate governance committee will consider shareholder recommendations for director nominees that are properly received in accordance with our bylaws and the applicable rules and regulations of the SEC. Our nominating and corporate governance committee screens all potential candidates in the same manner. Our nominating and corporate governance committee review will typically be based on all information provided with respect to the potential candidate. Our nominating and corporate governance committee has not established specific minimum qualifications that must be met by a nominee for a position on our board of directors or specific qualities and skills for a director. Our nominating and corporate governance committee may consider the diversity of qualities and skills of a nominee, but our nominating and corporate governance committee has no formal policy in this regard.
Information Regarding Our Executive Officers
Included below is certain information regarding our executive officers. Our executive officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Name	Age	Position
J. Myers Jones, III	69	Chief Executive Officer
Christopher J. Black	45	Executive Vice President and Chief Financial Officer
Steven E. Groom	68	Executive Vice President, General Counsel and Chief Human Resources Officer
Terry R. Howell	62	Executive Vice President, Corporate Risk Officer and Interim Chief Operating Officer
Eddie A. Maynard, Jr.	44	Chief Credit Officer
David McDaniel	52	Executive Vice President, Chief Lending Officer and Williamson County President
Lee M. Moss	68	President

J. Myers Jones, III, age 69, serves as Chief Executive Officer of FFN and the Bank since September 2019 and served as Interim Chief Executive Officer from March 2019 to September 2019. Mr. Jones previously served as Executive Vice President and Chief Credit Officer from 2011 to March 2019. Mr. Jones has more than 40 years of local community banking experience, most recently with Cadence Bank in Franklin, Tennessee, where he served as Executive Vice President of Commercial Lending. Prior to his service at Cadence Bank, Mr. Jones served as President and CEO of Franklin National Bank in Franklin, Tennessee, for 13 years prior to Franklin National’s acquisition by Fifth Third Bank. In addition to Franklin National Bank and Cadence Bank, Mr. Jones was instrumental in the success of several other area banks, including Sovran Bank and Commerce Union Bank. Mr. Jones is a graduate of Austin Peay State University in Clarksville, Tennessee and the Herbert V. Prochnow Graduate School of Banking at the University of Wisconsin in Madison, Wisconsin. In addition, Mr. Jones is a graduate of the ABA National Commercial Lending School at the University of Oklahoma.
Christopher J. Black, age 45, is the Executive Vice President and Chief Financial Officer of FFN and the Bank since December 12, 2018. Mr. Black previously served as the Company’s Executive Vice President, Strategy from November 16, 2018 to December 12, 2018. Prior to joining the Company, Mr. Black was at FirstBank, a bank headquartered in Downtown Nashville, serving as Senior Vice President and Chief Financial Officer, Banking from August 2017 to November 2018 and as Director of Strategic Finance from May 2016 to August 2017. From 2014 to 2016, Mr. Black served as Chief Risk Officer, Managing Director for Kingswell Capital Management, LLC, a financial services company, and from 2010 to 2013, Mr. Black served as Sr. Research Analyst, Principal for Rinehart Capital Partners, LLC, a company providing investment advisory services. Previously, Mr. Black worked in the investment management and investment research industries in New York City, specializing in the banking sector while serving as Vice President at Merrill Lynch & Co. from 2006 to 2009 and as Associate Managing Director at ISI Group, Inc. from 2009 to 2010. Prior to working in the private sector, Mr. Black served for over nine years as an Officer and pilot in the United States Air Force.

Steven E. Groom, age 68, is the Executive Vice President, General Counsel and Chief Human Resources Officer of FFN since July 2019. Mr. Groom previously served as Of Counsel at the Nashville law firm of Neal & Harwell from January 2018 to July 2019 and as Of Counsel in the Nashville office of law firm Butler Snow from April 2017 to January 2018. Prior to Butler Snow, Mr. Groom served as Executive Vice President and General Counsel for CoreCivic (formerly Corrections Corporation of America) from April 2010 to June 2016. Mr. Groom has more than 40 years of experience as an attorney and has spent more than 27 years in executive and general counsel roles with two large public companies. He earned his bachelor's degree from Lipscomb University and earned his J.D. from the University of Memphis Law School. Mr. Groom also has attended executive education programs at Harvard University, the Wharton School, and the Kellogg School of Management at Northwestern University.
Terry R. Howell, age 62, is the Interim Chief Operating Officer of the Bank since March 2019 and the Executive Vice President, Corporate Risk Officer of FFN since November 2016. Mr. Howell joined the Company in June 2016 from Civic Bank & Trust, where he served as Chief Operating Officer since 2015. Prior to that, Mr. Howell served as Chief Operating Officer for Red River Bank in central Louisiana for five years. Mr. Howell received a BSBA degree from the University of Tennessee and an Executive MBA from the Fogelman College of Business and Economics, University of Memphis. He has more than thirty years of financial industry experience.
Eddie Maynard, age 44, is the Executive Vice President, Chief Credit Officer of the Bank since March 2019. Mr. Maynard previously served as Senior Vice President and Assistant Chief Credit Officer of the Bank from February 2018 to March 2019, Senior Vice President - Division Executive from 2016 to February 2018 and Senior Vice President, Senior Commercial Lender from 2014 to 2016. Mr. Maynard joined the Company in January 2008 from Colonial Bank where he served as a Vice President, head of the Nashville LPO. Prior to that he worked for Franklin National Bank from 1998-2006 and transitioned over to Fifth Third Bank upon its acquisition. Mr. Maynard received a BSBA degree from West Virginia University. He also graduated from the Graduate School of Banking at Louisiana State University. He has more than 20 years of financial industry experience.
David J. McDaniel, age 52, is the Executive Vice President, Chief Lending Officer, and Williamson County President of the Bank since 2015. From 2011 to 2013, Mr. McDaniel was Senior Vice President, Investment Management of the Bank, and from 2013 to 2015, he was Executive Vice President and Chief Retail Officer of the Bank. Mr. McDaniel is a Brentwood native and served as Regional President at Community First Bank & Trust in Cool Springs prior to joining the Bank. In a banking career that spans more than 18 years, Mr. McDaniel has held roles at AmSouth Bank, First American Bank, Equitable Securities and Merrill Lynch. He holds a B.S. in Finance and an M.B.A. from the University of Tennessee in Knoxville, Tennessee. He is a graduate of Brentwood Academy in Brentwood. Mr. McDaniel is a graduate of Leadership Franklin, a member of the Williamson County/Franklin Chamber of Commerce, and a Health and Educational Facilities Board member of the City of Franklin.
Lee M. Moss, age 68, is President of FFN since September 2019 and President of the Bank and a director of the Bank since July 1, 2014. He served as Interim President of FFN from March 2019 to September 2019. Mr. Moss was the Chairman and Chief Executive Officer of MidSouth from its inception in 2003 until our acquisition of MidSouth effective July 1, 2014. He served on MidSouth’s Loan and Executive Committee (Executive Chairman), Trust Committee (Chairman), Executive Leadership Committee (Chairman) and the Asset/Liability Committee. In 1973, Mr. Moss graduated from the University of Tennessee with a Bachelor of Science degree, majoring in Banking. He graduated from the National Commercial Lending School in 1978 and the Graduate School of Banking of the South in 1983. Mr. Moss worked for Valley Fidelity Bank in Knoxville for one year after graduating from the University of Tennessee, and then worked 28 years with Third National Bank/SunTrust Bank in Nashville. He served in numerous leadership capacities in both the Retail and Commercial divisions of the bank, and in January 1995, he moved to Murfreesboro where he served as Regional President, overseeing Rutherford and Wilson Counties. In January 2003, Mr. Moss served as one of the organizers for MidSouth. Since moving to Murfreesboro, Mr. Moss formerly served as Chair of St. Thomas Rutherford Hospital’s Board and currently serves as Chair-Elect of Tennessee Bankers Association, member of Saint Thomas Health Services Board in Nashville, Business Education Partnership Board, and as a Sunday School teacher and Administrative board member for First United Methodist Church. Mr. Moss is a graduate of Leadership Rutherford and Leadership Middle Tennessee.
Delinquent Section 16(a) Reports
        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5). Based solely on such forms filed electronically with the SEC and with respect to the fiscal year ended December 31, 2019 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons for 2019, except for (i) one late Form 4 for J. Myers Jones, III, filed on May 20, 2019 to report one transaction, the exercise of a stock option on May 15, 2019; (ii) one Form 4 for James W. Cross, IV, filed on April 17, 2019, reported an incorrect number of shares awarded to Mr. Cross on April 15, 2019, which was corrected in a Form 4 amendment filed on September 13, 2019 to correct the number of securities granted to Mr. Cross and to correct the number of securities beneficially owned by Mr. Cross following the transaction; and (iii) one Form 4 for Benjamin Wynd, filed on April 17, 2019, reported an incorrect number of shares awarded to Mr. Wynd on April 15, 2019, which was corrected in a Form 4 amendment filed on September 13, 2019 to correct the number of securities granted to Mr. Wynd and to correct the number of securities beneficially owned by Mr. Wynd following the transaction.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis

This Compensation Discussion and Analysis outlines the principles underlying our executive compensation policies and decisions as it relates to the Company’s “Named Executive Officers,” which under the SEC’s executive compensation disclosure rules consist of all persons who served as our principal executive officer and our principal financial officer during our last fiscal year, our next three highest-paid executive officers who were serving as executive officers at the end of our last fiscal year, as well as up to two additional individuals for whom disclosure would have been required because they were among the three highest-paid executive officers other than our principal executive and financial officers but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

The Company’s Named Executive Officers for 2019 were:
• Richard E. Herrington, our former President, Chief Executive Officer and Chairman of the Board (until March 8, 2019);
• J. Myers Jones, III, our Chief Executive Officer (since September 2019) and Interim Chief Executive Officer (from March 2019 to September 2019);
• Christopher J. Black, our Chief Financial Officer;
• Kevin A. Herrington, our former Executive Vice President, Chief Operating Officer of the Bank (until March 8, 2019);
• David J. McDaniel, our Executive Vice President, Chief Lending Officer, and Williamson County President of the Bank;
• Lee M. Moss, our President (since September 2019), Interim President (from March 2019 to September 2019) and President of the Bank; and
• Eddie A. Maynard, Jr., our Executive Vice President, Chief Credit Officer of the Bank.
Determining Compensation for Named Executive Officers
Role of the Compensation Committee
The Compensation Committee of the Board of Directors is comprised entirely of independent directors and operates under a written charter. The Compensation Committee is responsible for determining compensation for all of the Company’s Named Executive Officers including evaluating compensation policies, approving compensation for executive officers and administering our equity incentive programs.
Role of Management
Our Chief Executive Officer plays an important role in setting compensation for our other executive officers by assisting the Compensation Committee in evaluating individual goals and objectives and developing compensation recommendations for Named Executive Officers other than himself. Final decisions on the design of the compensation program, including total compensation are ultimately made by the Compensation Committee.
Role of Compensation Consultants
The Compensation Committee is authorized to retain the services of a compensation consultant to be used to assist in the review and establishment of our compensation programs and related policies. In 2019, the Compensation Committee retained Pay Governance, LLC as its independent compensation consultant to advise it on executive officer and director compensation. Other than advising the Compensation Committee, Pay Governance, LLC did not provide any services to the

Company in 2019. The Company has determined that Pay Governance, LLC is independent and there was no conflict of interest between the Company and Pay Governance, LLC during 2019.
Compensation Objectives and Philosophy
The Compensation Committee believes that the Company's compensation program for executive officers should:

• Attract, retain and motivate highly-skilled executives;
• Encourage management to balance short-term goals against longer-term objectives without incentivizing excessive risk-taking; and
• Align the interests of management and shareholders through the use of equity-based compensation.
The Compensation Committee applied this philosophy in establishing each of the elements of executive compensation for the fiscal year ended December 31, 2019.
Elements of Compensation
Our executive compensation program for the Named Executive Officers consists of base salary, an annual incentive cash bonus and long-term equity incentive awards.
Base Salary
Base salary is intended to attract and retain executive officers and is generally based on the scope and complexity of the role and responsibilities and individual performance. The Compensation Committee seeks to target our Named Executive Officers’ base salaries at competitive levels to recognize professional growth, success and/or increased responsibilities within the Company. Base salaries are reviewed annually to assess if adjustments are necessary.
The current base salaries for Messrs. Jones, Black and Maynard were established by the Compensation Committee in connection with the employment agreements we entered into with such Named Executive Officers on August 28, 2019. See “Employment Agreements and Other Agreements with Our Named Executive Officers” for additional information regarding our employment and transition agreements with certain of our Named Executive Officers.
For 2019, base salaries for our Named Executive Officers were as follows:

Name	2019 Base Salary
Richard E. Herrington(1)	$642,694
J. Myers Jones, III	$453,000
Christopher J. Black	$362,870
Kevin A. Herrington(1)	$304,125
David J. McDaniel	$360,133
Lee M. Moss	$329,040
Eddie A. Maynard, Jr.	$315,370
(1) Messrs. Richard and Kevin Herrington retired from their positions as executive officers of the Company effective as of March 8, 2019.
Cash Bonuses

In 2019, we awarded cash bonuses to our Named Executive Officers, other than Messrs. Richard and Kevin Herrington, as follows:

Name	2019 Cash Bonus
Richard E. Herrington	$25,482
J. Myers Jones, III	$39,656
Christopher J. Black	$34,943
Kevin A. Herrington	$12,011
David J. McDaniel	$35,466
Lee M. Moss	$26,143
Eddie A. Maynard, Jr.	$29,701
Our cash bonus program is designed to reward our Named Executive Officers for the achievement of annual operational and financial goals, as well as individual performance and significant non-financial achievements. In determining the size of cash bonus awards, the Compensation Committee thoroughly reviews the Company’s performance and individual performance of the Named Executive Officers. When calculating the awards for our incentive program, the Committee relied on previously established weighted targets identifying various measurements of profitability and corporate governance including ratios for core earnings per share growth, total book value per share growth, net interest margin, core return on average assets, non-performing assets ratios, and regulatory ratings for safety and soundness; Community Reinvestment Act; and consumer compliance.
Long-Term Incentive Program (Equity-Based Compensation)
We granted awards of restricted stock units (RSUs) to our Named Executive Officers, other than Messrs. Richard and Kevin Herrington, on August 28, 2019 to encourage retention and alignment with the long-term growth and performance of the Company, as follows:

Name	No. of RSUs	$ Value(1)
J. Myers Jones, IIII	5,244	$146,150
Christopher J. Black	6,012	$167,554
	2,870	$79,987
David J. McDaniel	6,946	$193,585
Lee M. Moss	4,397	$122,544
Eddie A. Maynard, Jr.	4,751	$132,410
(1) Based on the grant date fair value of the awards, based on a price per share of common stock of $27.87.
The RSUs granted to our Named Executive Officers in August 2019 vest ratably over three years beginning on the first anniversary of the date of grant, assuming the Named Executive Officer is still employed by the Company as of each such vesting date, except that the award of 2,870 RSUs to Mr. Black vest ratably over a five-year period beginning on the first anniversary of the date of grant.
In addition, on January 31, 2019, we granted an award of 1,255 shares of restricted stock to Christopher J. Black that vests ratably over five years beginning on the first anniversary of the date of grant, assuming Mr. Black is still employed by the Company as of each such vesting date.

Risk Mitigation
Our executive compensation program is designed to achieve an appropriate balance between risk and reward that does not incentivize excessive risk-taking. We believe that our annual cash bonus program and equity compensation program contain appropriate risk mitigation factors, as summarized below:

• Balance of short-term and long-term incentives through annual cash bonuses and long-term equity compensation;
• Meaningful portion of total compensation is in the form of long-term equity awards;

• Three to five-year vesting based on continued service as of the vesting date;
• Anti-hedging policy contained in our Insider Trading Compliance Policy.

Other Practices, Plans and Agreements
There is standard medical and disability insurance for officers and employees similar to other banking institutions in the area. FFN may enter into other incentive compensation, bonus, and/or pension plans with its officers and employees in the future as may be decided by the board of directors. Officers and employees will receive salaries standard in the market and industry.
Omnibus Equity Incentive Plan
The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for the issuance of up to 4,000,000 shares. The 2007 Plan provided that no options intended to be incentive stock options may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, a new equity incentive plan, the 2017 Omnibus Equity Incentive Plan (the “2017 Plan”). The Company’s shareholders approved the 2017 Plan at the 2017 annual meeting of shareholders. The terms of the 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace, except that the 2017 Plan provided for the issuance of up to 5,000,000 shares. The Company is no longer issuing awards under the 2007 Plan. On April 12, 2018, the Compensation Committee approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (the “Amended and Restated 2017 Plan”) in order to make the following amendments to the 2017 Plan in response to feedback the Company received from its shareholders:
• reduce the number of shares of common stock available for issuance from 5,000,000 shares under the 2017 Plan to 3,500,000 shares under the Amended and Restated 2017 Plan;
• revise the definition of Change in Control to include only actual changes in control (and removed triggering events that represented a potential change in control);
• remove the Compensation Committee's authority to accelerate vesting (other than in cases of termination of the participant's employment);
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
The Amended and Restated 2017 Plan did not require approval by the Company's shareholders. At December 31, 2019, there were 2,410,486 authorized shares available for issuance under the Amended and Restated 2017 Plan.
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
Additionally, the Company’s 2007 Plan and the Amended and Restated 2017 Plan provide for the granting of restricted share awards and other performance related incentives. When restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. All outstanding restricted share awards have a vesting period of two to seven years and vest in equal annual installments on the anniversary date of the grant.
Employment Agreements and Other Agreements with Our Named Executive Officers
2019 Employment Agreements
On August 28, 2019, FFN and the Bank entered into employment agreements (collectively, the “2019 Employment Agreements”) with each of J. Myers Jones, III, Christopher J. Black, David J. McDaniel, IV, Lee M. Moss and Eddie A. Maynard, Jr. In addition, on August 28, 2019, each of these Named Executive Officers also entered into non-compete and non-solicitation agreements, pursuant to which, among other things, each of such Named Executive Officers agreed, during the term of his employment and for a period of 12 months thereafter, not to (i) solicit customers, employees or independent contractors of the Bank and (ii) engage in certain activities that would compete with the Bank.
The terms of the 2019 Employment Agreements are summarized below.
J. Myers Jones, III Employment Agreement
Pursuant to the terms of Mr. Jones’ employment agreement, Mr. Jones is entitled to, among other things:
• An annual base salary of not less than $453,000 for the 12-month period ending August 28, 2020 and not less than $498,000 for the remainder of the term, subject to annual review for increase (but not decrease);
• Be eligible to receive (but not entitled to) discretionary cash bonuses or other incentive compensation, including equity compensation;
• Participate in the Company’s equity compensation plans and any employee benefit plans available to similarly situated employees;
• If Mr. Jones’ employment is terminated by the Company or the Bank without Cause (as defined in Mr. Jones’ employment agreement), by Mr. Jones with Good Reason (as defined in Mr. Jones’ employment agreement) or upon the Term Expiration (as defined in Mr. Jones’ employment agreement), (i) his base salary through the date of termination, (ii) an amount equal to two times the base salary to be paid to Mr. Jones for the second 12 month period of the term of his employment agreement (which base salary amount is $498,000), payable in equal monthly installments over 24 months, (iii) an amount equal to two times his three-year average annual cash incentive payments, payable in equal monthly installments over 24 months, and (iv) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date;
• If Mr. Jones’ employment is terminated due to death or Disability (as defined in Mr. Jones’ employment agreement), (i) his base salary through the end of the next pay period following the date of termination, and (ii) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date; and
• Upon a Change In Control (as defined in the Amended and Restated 2017 Plan), all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the date of such Change In Control.
Unless earlier terminated pursuant to the terms of his employment agreement, the term of Mr. Jones’ employment agreement will end on October 15, 2021, subject to automatic annual renewals for additional one-year terms unless either party gives written notice of its election to terminate the agreement at least 150 days prior to the end of any such term.
Christopher J. Black Employment Agreement
Pursuant to the terms of Mr. Black’s employment agreement, Mr. Black is entitled to, among other things:
• An annual base salary of not less than $362,870, subject to annual review for increase (but not decrease);
• Be eligible to receive (but not entitled to) discretionary cash bonuses or other incentive compensation, including equity compensation;
• Participate in the Company’s equity compensation plans and any employee benefit plans available to similarly situated employees;
• If Mr. Black’s employment is terminated by the Company or the Bank without Cause (as defined in Mr. Black’s employment agreement) or by Mr. Black with Good Reason (as defined in Mr. Black’s employment agreement), (i) his base salary through the date of termination, (ii) an amount equal to two times his then-current base salary, payable in equal monthly installments over 24 months, (iii) an amount equal to two times his three-year average annual cash incentive payments, payable in equal monthly installments over 24 months, and (iv) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date;
• If Mr. Black’s employment is terminated due to death or Disability (as defined in Mr. Black’s employment agreement), (i) his base salary through the end of the next pay period following the date of termination, and (ii) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date; and
• Upon a Change In Control (as defined in the Amended and Restated 2017 Plan), all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the date of such Change In Control.

Unless earlier terminated pursuant to the terms of his employment agreement, the term of Mr. Black’s employment agreement will end on August 28, 2022, subject to automatic annual renewals for additional one-year terms unless either party gives written notice of its election to terminate the agreement at least 150 days prior to the end of any such term.
David J. McDaniel, IV Employment Agreement
Pursuant to the terms of Mr. McDaniel’s employment agreement, Mr. McDaniel is entitled to, among other things:
• An annual base salary of not less than $360,133, subject to annual review for increase (but not decrease);
• Be eligible to receive (but not entitled to) discretionary cash bonuses or other incentive compensation, including equity compensation;
• Participate in the Company’s equity compensation plans and any employee benefit plans available to similarly situated employees;
• If Mr. McDaniel’s employment is terminated by the Bank without Cause (as defined in Mr. McDaniel’s employment agreement) or by Mr. McDaniel with Good Reason (as defined in Mr. McDaniel’s employment agreement), (i) his base salary through the date of termination, (ii) an amount equal to two times his then-current base salary, payable in equal monthly installments over 24 months, (iii) an amount equal to two times his three-year average annual cash incentive payments, payable in equal monthly installments over 24 months, and (iv) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date;
• If Mr. McDaniel’s employment is terminated due to death or Disability (as defined in Mr. McDaniel’s employment agreement), (i) his base salary through the end of the next pay period following the date of termination, and (ii) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date; and
• Upon a Change In Control (as defined in the Amended and Restated 2017 Plan), all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the date of such Change In Control.
Unless earlier terminated pursuant to the terms of his employment agreement, the term of Mr. McDaniel’s employment agreement will end on August 28, 2022, subject to automatic annual renewals for additional one-year terms unless either party gives written notice of its election to terminate the agreement at least 150 days prior to the end of any such term.
Lee M. Moss Employment Agreement
Pursuant to the terms of Mr. Moss’s employment agreement, Mr. Moss is entitled to, among other things:
• An annual base salary of not less than $329,040, subject to annual review for increase (but not decrease);
• Be eligible to receive (but not entitled to) discretionary cash bonuses or other incentive compensation, including equity compensation;
• Participate in the Company’s equity compensation plans and any employee benefit plans available to similarly situated employees;
• If Mr. Moss’s employment is terminated by the Bank without Cause (as defined in Mr. Moss’s employment agreement) or by Mr. Moss with Good Reason (as defined in Mr. Moss’s employment agreement), (i) his base salary through the date of termination, (ii) an amount equal to two times his then-current base salary, payable in equal monthly installments over 24 months, (iii) an amount equal to two times his three-year average annual cash incentive payments, payable in equal monthly installments over 24 months, and (iv) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date;
• If Mr. Moss’s employment is terminated due to death or Disability (as defined in Mr. Moss’s employment agreement), (i) his base salary through the end of the next pay period following the date of termination, and (ii) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date; and
• Upon a Change In Control (as defined in the Amended and Restated 2017 Plan), all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the date of such Change In Control.
Unless earlier terminated pursuant to the terms of his employment agreement, the term of Mr. Moss’s employment agreement will end on August 28, 2022, subject to automatic annual renewals for additional one-year terms unless either party gives written notice of its election to terminate the agreement at least 150 days prior to the end of any such term.

Eddie A. Maynard, Jr. Employment Agreement
Pursuant to the terms of Mr. Maynard’s employment agreement, Mr. Maynard is entitled to, among other things:
• An annual base salary of not less than $315,370, subject to annual review for increase (but not decrease);
• Be eligible to receive (but not entitled to) discretionary cash bonuses or other incentive compensation, including equity compensation;
• Participate in the Company’s equity compensation plans and any employee benefit plans available to similarly situated employees;
• If Mr. Maynard’s employment is terminated by the Bank without Cause (as defined in Mr. Maynard’s employment agreement) or by Mr. Maynard with Good Reason (as defined in Mr. Maynard’s employment agreement), (i) his base salary through the date of termination, (ii) an amount equal to two times his then-current base salary, payable in equal monthly installments over 24 months, (iii) an amount equal to two times his three-year average annual cash incentive payments, payable in equal monthly installments over 24 months, and (iv) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date;
• If Mr. Maynard’s employment is terminated due to death or Disability (as defined in Mr. Maynard’s employment agreement), (i) his base salary through the end of the next pay period following the date of termination, and (ii) all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the termination date; and
• Upon a Change In Control (as defined in the Amended and Restated 2017 Plan), all outstanding, unearned and unvested equity awards will automatically become earned or vest in full on the date of such Change In Control.
Unless earlier terminated pursuant to the terms of his employment agreement, the term of Mr. Maynard’s employment agreement will end on August 28, 2022, subject to automatic annual renewals for additional one-year terms unless either party gives written notice of its election to terminate the agreement at least 150 days prior to the end of any such term.
Executive Transition Agreement with Richard E. Herrington
On March 8, 2019, Richard E. Herrington entered into an Executive Transition Agreement with FFN and the Bank, pursuant to which Mr. Herrington retired from his position as an executive officer of the company and a member of the board of directors, in each case effective as of March 8, 2019. Mr. Herrington also agreed to remain an employee of the company through September 8, 2019 to provide services to the company on a transitional basis. The Executive Transition Agreement provides that Mr. Herrington was entitled to receive, in exchange for his release of all potential claims against the Company, a payment of the gross amount of $1,322,018.00. Mr. Herrington also received a payment of $661,009.00 pursuant to the terms of his Confidentiality, Non-Competition, and Non-Solicitation Agreement dated as of January 29, 2014, and, pursuant to the terms of his employment agreement with the Bank dated as of January 29, 2014, all of his outstanding, unvested equity awards became fully-vested on September 8, 2019.

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning total compensation for our Named Executive Officers for 2019, 2018 and 2017 (as applicable). For additional information on the compensation summarized below and other benefits, please refer to “Compensation Discussion and Analysis” above.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Richard Herrington	2019	$642,697	$25,482	$59,238	$223,290	$2,029,764	(2)	$2,980,471
Former Chief Executive Officer	2018	$587,001	$25,482	$59,837	$244,080	$94,373		$1,010,773
	2017	$530,880	$19,366	$57,407	$191,947	$78,996		$878,596
J. Myers Jones, III	2019	$453,000	$39,656	$146,150	$0	$28,746	(3)	$667,552
Chief Executive Officer	2018	$278,280	$16,241	$38,090	$119,435	$32,258		$484,304
	2017	$269,906	$10,525	$39,740	$104,318	$30,737		$455,226
Christopher J. Black	2019	$362,870	$34,943	$287,538	$0	$15,006	(4)	$700,357
Chief Financial Officer	2018	$300,000	$43,617	$167,800	$0	$667		$512,084
Kevin A. Herrington	2019	$304,125	$12,011	$36,872	$105,277	$968,147	(5)	$1,426,432
Former Chief Operating Officer of the Bank	2018	$276,334	$12,011	$37,299	$115,047	$40,795		$481,486
	2017	$245,630	$8,932	$40,824	$91,299	$37,985		$424,670
David J. McDaniel	2019	$360,133	$35,466	$193,585	$0	$35,692	(6)	$624,876
Chief Lending Officer and Williamson County President	2018	$327,607	$21,509	$41,912	$140,576	$34,940		$566,544
	2017	$303,672	$14,394	$42,542	$118,265	$32,921		$511,794
Lee M. Moss	2019	$329,040	$26,143	$122,544	$0	$33,396	(7)	$511,123
President	2018	$257,040	$9,745	$32,686	$89,289	46,943		$435,703
	2017	$255,780	$13,626	$33,316	$90,856	$43,035		$436,613
Eddie A. Maynard, Jr.	2019	$315,370	$29,701	$132,410	$0	$28,535	(8)	$506,016
Chief Credit Officer	2018	$254,563	$23,367	$22,175	$95,634	$26,752		$422,491
	2017	$205,750	$11,004	$22,373	$64,250	$23,818		$327,195
(1) The amounts in the Stock Awards and Option Awards columns represent grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (FASB ASC Topic 718). The assumptions used in determining the values of option awards are provided in Note 15 to FFN’s Consolidated Financial Statements included in FFN’s Annual Report on Form 10-K for the year ended December 31, 2019.
(2) For 2019, includes: a company car allowance of $7,400; country club membership dues of $10,255; 401(k) company matching contributions of $12,695; life insurance and disability premiums of $1,460; director fees of $5,583; health insurance premiums of $9,344 and severance payments of $1,983,027.
(3) For 2019, includes: a company car allowance of $2,975; 401(k) company matching contributions of $12,813; life insurance and disability premiums of $1,913; split dollar insurance of $1,712; and health insurance premiums of $9,333.
(4) For 2019, includes: a company car allowance of $3,225; 401(k) company matching contributions of $9,809; and life insurance and disability premiums of $1,972.
(5) For 2019, includes: a company car allowance of $5,800; 401(k) company matching contributions of $8,740; life insurance and disability premiums of $1,449; health insurance premiums of $13,010; country club dues of $854; split dollar insurance premiums of $155; and severance payments totaling $938,139.
(6) For 2019, includes: a company car allowance of $3,675; 401(k) company matching contributions of $11,200; country club dues of $1,027; split dollar premiums of $437; life insurance and disability premiums of $2,000; and health insurance premiums of $17,353.
(7) For 2019, includes: a company car allowance of $3,600; 401(k) company matching contributions of $10,789; life insurance and disability premiums of $1,865; health insurance premiums of $10,383; split dollar premiums of $731; and country club dues of $6,028.
(8) For 2019, includes: a company car allowance of $1,650; 401(k) company matching contributions of $11,200; life insurance and disability premiums of $1,990; split dollar premiums of $94; and health insurance premiums of $13,601.

GRANTS OF PLAN-BASED AWARDS
The table below summarizes all grants of plan-based awards during the year ended December 31, 2019 to our Named Executive Officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option or Awards ($/sh)	Grant Date Fair Value ($)
Richard E. Herrington	04/15/19	$0	2,124	—	$27.89	$59,238
	04/15/19	$0	—	23,091	$9.67	$223,290
J. Myers Jones, III	08/28/19	$0	5,244	—	$27.87	$146,150
Christopher J. Black	08/28/19	$0	6,012	—	$27.87	$167,554
	08/28/19	$0	2,870	—	$27.87	$79,987
	01/31/19	$0	1,255	—	$31.87	$39,997
Kevin A. Herrington	04/15/19	$0	1,323	—	$27.87	$36,872
	04/15/19	$0	—	10,887	$9.67	$105,277
David J. McDaniel	08/28/19	$0	6,946	—	$27.87	$193,585
Lee M. Moss	08/28/19	$0	4,397	—	$27.87	$122,544
Eddie A. Maynard, Jr.	08/28/19	$0	4,751	—	$27.87	$132,410

Outstanding Equity Awards at Fiscal Year End
The table below summarizes all outstanding equity awards at December 31, 2019 for our Named Executive Officers.

	Option Awards(1)				Stock Awards(3)
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard E. Herrington	4,627	—	$10.00	07/22/20	—	—	—	—
	11,735	—	$10.50	06/02/21	—	—	—	—
J. Myers, Jones, III	8,735	—	$10.50	06/02/21	7,207	$247,416	—	—
	14,282	—	$12.00	06/01/22	—	—	—	—
	6,045	—	$13.00	05/31/23	—	—	—	—
	6,498	—	$13.50	04/15/24	—	—	—	—
	5,847	1,462	$20.69	04/30/25	—	—	—	—
	5,408	3,606	$27.00	04/01/26	—	—	—	—
	5,021	2,511	$37.35	04/14/27	—	—	—	—
	2,949	5,898	$32.95	04/16/28	—	—	—	—
Christopher J. Black	—	—	$0.00	—	13,470	$462,425	—	—
Kevin A. Herrington	—	—	$0.00	—	—	—	—	—
David A. McDaniel	6,328	—	$12.00	06/01/22	8,998	$308,901	—	—
	3,914	—	$13.00	05/31/23	—	—	—	—
	6,394	—	$13.50	04/15/24	—	—	—	—
	5,342	1,335	$20.69	04/30/25	—	—	—	—
	5,283	3,522	$27.00	04/01/26	—	—	—	—
	5,693	2,846	$37.35	04/14/27	—	—	—	—
	3,471	6,942	$32.95	04/16/28	—	—	—	—
Lee M. Moss	19,167	19,167	$8.57	11/30/22	6,005	$206,152	—	—
	3,467	867	$20.69	04/30/25	—	—	—	—
	4,666	3,110	$27.00	04/01/26	—	—	—	—
	4,373	2,187	$37.35	04/14/27	—	—	—	—
	2,205	4,409	$32.95	04/16/28	—	—	—	—
Eddie A. Maynard, Jr.	279	—	$13.00	05/31/23	5,619	$192,900	—	—
	759	—	$13.50	04/15/24	—	—	—	—
	866	432	$20.69	04/30/25	—	—	—	—
	2,613	2,613	$27.00	04/01/26	—	—	—	—
	3,093	1,546	$37.35	04/14/27	—	—	—	—
	4,722	3,387	$32.95	04/16/28	—	—	—	—

(1) Options vest in five equal increments beginning on the first anniversary of grant, except for the July 1, 2014 options which vested upon close of the merger with MidSouth bank, and the April 14, 2017 and April 16, 2018 options, which vest in three equal increments.
(2) The expiration date of each option occurs ten years after the date of grant for each option other than the options granted July 1, 2014.
(3) Restricted stock awards were granted on May 31, 2013, April 15, 2014, April 30, 2015, April 1, 2016, April 17, 2017 and April 16, 2018 as part of FFN’s equity incentive plans and vest in five equal increments over five years, except for the April 17, 2017 and April 16, 2018 restricted stock awards, which vest in three equal increments over three years. Restricted stock units were granted on August 28, 2019 and vest in three equal increments over three years.
(4) Based on a share price of $34.33, the last reported sale of FFN’s common stock on December 31, 2019, the last business day of the 2019 fiscal year.
OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding each exercise of stock options by our Named Executive Officers during the year ended December 31, 2019 and the vesting during the year ended December 31, 2019 of nonvested stock held by our Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)
Richard E. Herrington	140,774	$1,671,087	7,717	$221,319
J. Myers Jones, III	4,000	$60,640	1,738	$49,099
Christopher J. Black	—	$0	1,667	$56,978
Kevin A. Herrington	73,480	$698,056	4,824	$138,317
David J. McDaniel	1,500	$33,615	1,789	$50,504
Lee M. Moss	—	$0	1,037	$29,353
Eddie A. Maynard, Jr.	—	$0	749	$21,114

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Executive	Benefits ($)	Change in Control without Termination of Employment on 12/31/2019 ($)	Termination without Cause or Resignation with Good Reason as of 12/31/2019 (no Change in Control) ($)	Termination without Cause or Resignation with Good Reason on 12/31/2019 following a Change in Control ($)	Permitted Retirement on 12/31/2019 ($)	Disability on 12/31/2019 ($)	Death on 12/31/2019 ($)
J. Myers Jones
	Base Severance Payment	$0	$1,533,237	$1,533,237	$1,533,237	$0	$0
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units*	$301,924	$301,924	$304,924	$304,924	$304,924	$304,924
	Other	$0	$0	$0	$0	$0	$204,720
	Total	$301,924	$1,835,161	$1,835,161	$1,835,161	$304,924	$509,644

Richard E. Herrington
	Base Severance Payment	$0	$0	$0	$1,983,027	$0	$0
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$0	$0	$0	$200,259(1)	$0	$0
	Other	$0	$0	$0	$0	$0	$0
	Total	$0	$0	$0	$2,183,286	$0	$0

Christopher J. Black
	Base Severance Payment	$0	$1,219,461	$1,219,461	$1,219,461	$0	$0
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units*	$462,425	$462,425	$462,425	$462,425	$462,425	$462,425
	Other	$0	$0	$0	$0	$0	$0
	Total	$462,425	$1,681,886	$1,681,886	$1,681,886	$462,425	$462,425

Kevin A. Herrington
	Base Severance Payment	$0	$0	$0	$938,139	$0	$0
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units	$0	$0	$0	$116,791(1)	$0	$0
	Other	$0	$0	$0	$0	$0	$0
	Total	$0	$0	$0	$1,054,930	$0	$0
David J. McDaniel
	Base Severance Payment	$0	$1,128,234	$1,128,234	$1,128,234	$0	$0
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units*	$362,512	$362,512	$362,512	$362,512	$362,512	$362,512
	Other	$0	$0	$0	$0	$0	$243,727
	Total	$362,512	$1,490,746	$1,490,746	$1,490,746	$362,512	$606,239

Lee M. Moss
	Base Severance Payment	$0	$998,377	$998,377	$998,377	$0	$0

	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units*	$246,859	$246,859	$246,859	$246,859	$246,859	$246,859
	Other	$0	$0	$0	$0	$0	$186,750
	Total	$246,859	$1,245,236	$1,245,236	$1,245,236	$246,859	$433,609

Eddie A. Maynard, Jr.
	Base Severance Payment	$0	$969,481	$969,481	$969,481	$0	$0
	Accelerated Vesting of Nonvested Stock, Options to purchase shares of Company common stock or Restricted Stock Units*	$224,467	$224,467	$224,467	$224,467	$224,467	$224,467
	Other	$0	$0	$0	$0	$0	$205,027
	Total	$224,467	$1,193,948	$1,193,948	$1,193,948	$224,467	$429,494

*Based on closing stock price at 12/31/19 of $34.33.
(1) Calculated based on an acceleration date of 9/6/19. Subsequently, Mr. Richard Herrington exercised 2,137 shares on October 1, 2019; 5,077 shares on October 4, 2019; 800 shares on October 7, 2019; 7,117 shares on October 11, 2019; 35,814 shares on October 23, 2019; 18,080 shares on October 29, 2019; and 49,312 shares on November 26, 2019 while Mr. Kevin Herrington exercised 18,119 shares on October 23, 2019; 1,172 shares on October 25, 2019; and 8,522 shares on October 28, 2019.

Compensation Committee Interlocks and Insider Participation
Jimmy E. Allen, Pamela J. Stephens, Melody J. Sullivan and Benjamin P. Wynd served as members of FFN’s compensation committee in 2019. None of the members of the compensation committee is a current or former officer of FFN. There is not, nor was there during 2019, any compensation committee interlock or insider participation on the compensation committee required to be disclosed under Item 407 of Regulation S-K.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2019.
Submitted by the Compensation Committee
of the Board of Directors:
Pamela J. Stephens (Chair)
Jimmy E. Allen
Melody J. Sullivan
Benjamin P. Wynd

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership Table

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 31, 2020, unless otherwise indicated, for (i) each person known by us to beneficially own more than five percent of our common stock in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended; and (ii) each of our directors; each of our named executive officers; and all of our executive officers and directors as a group.
Beneficial ownership for the purposes of the following table is determined in accordance with rules and regulations of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options and restricted stock currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding the options or restricted stock but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.
Unless otherwise indicated, the address of each of the individuals named in the table below under “Named Executive Officers and Directors” is c/o Franklin Financial Network, Inc., 722 Columbia Avenue, Franklin, Tennessee 37064.

	Shares Beneficially Owned
Name	Number		Percentage(1)
5% Shareholders:
BlackRock, Inc.	2,136,509	(2)	14.40%
The Vanguard Group	908,862	(3)	6.13%
Dimensional Fund Advisors LP	879,578	(4)	5.93%

Named Executive Officers and Directors:
Jimmy E. Allen	141,021	(5)	*
Christopher J. Black	6,468	(6)	*
James W. Cross, IV	52,900	(7)	*
Kevin Herrington(8)	24,411	(9)	*
Richard E. Herrington(10)	316,922	(11)	2.09%
J. Myers Jones, III	80,498	(12)	*
Dr. David H. Kemp	339,136	(13)	2.28%
Eddie A. Maynard, Jr.	12,492	(14)	*
David J. McDaniel	53,648	(15)	*
Lee M. Moss	80,363	(16)	*
Dr. Anil C. Patel	160,657	(17)	1.08%
Paul M. Pratt, Jr.	46,915	(18)	*
Pamela J. Stephens	48,933	(19)	*
Melody J. Sullivan	53,575	(20)	*
Gregory E. Waldron	102,163	(21)	*
Benjamin P. Wynd	24,030	(22)	*
All Named Executive Officers and Directors as a group (16 persons**)	1,210,634		7.95%
*Amount represents less than 1.0% of outstanding common stock.
**Excludes Messrs. Kevin Herrington and Richard Herrington, who are no longer officers or directors.
(1) Based on 14,834,005 shares of common stock outstanding on January 31, 2020, plus shares that can be acquired through the exercise of options within 60 days thereafter by the specified individual or group.
(2) This disclosure is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 4, 2020, reporting beneficial ownership as of December 31, 2019. BlackRock, Inc. reported it has sole voting power over 2,101,454 of the shares and sole dispositive power over all 2,136,509 of the shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(3) This disclosure is based on a Schedule 13G/A filed with the SEC by The Vanguard Group on February 12, 2020, reporting beneficial ownership as of December 31, 2019. The Vanguard Group reported it has sole voting power over 13,025 of the shares and sole dispositive power over 896,843 of the shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4) This disclosure is based on a Schedule 13G/A filed with the SEC by Dimensional Fund Advisors LP on February 12, 2020, reporting beneficial ownership as of December 31, 2019. Dimensional Fund Advisors LP reported it has sole voting power over 834,717 of the shares and sole dispositive power over all 879,578 of the shares. The address for The Vanguard Group is Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(5) Includes 109,474 shares of our outstanding common stock beneficially owned by Mr. Allen. Also includes 26,147 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Allen also has 5,400 shares of unvested restricted stock of which he has the right to vote.
(6) Includes 1,918 shares of our outstanding common stock beneficially owned by Mr. Black. Mr. Black also has 4,337 shares of unvested restricted stock of which he has the right to vote and 213 shares of common stock held in our 401(k) Plan.
(7) Includes 18,685 shares of our outstanding common stock beneficially owned by Mr. Cross jointly. Also includes 28,815 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Cross also has 5,400 shares of unvested restricted stock of which he has the right to vote. Mr. Cross has 6,985 shares pledged as security for an obligation.
(8) Mr. Kevin Herrington retired from his position as an executive officer of the company, effective as of March 8, 2019.
(9) Based on Mr. Herrington’s most recent Form 4 filed with the SEC.
(10) Mr. Richard Herrington retired from his position as an executive officer of the company and as a member of the board of directors, effective as of March 8, 2019.
(11) Based on Mr. Herrington’s most recent Form 4 filed with the SEC.
(12) Includes 18,072 shares of our outstanding common stock beneficially owned by Mr. Jones. Also includes 2,000 shares held by Mr. Jones’s spouse, and 54,786 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Jones also has 1,963 shares of unvested restricted stock of which he has the right to vote, and 3,677 shares of common stock held in our 401(k) Plan.
(13) Includes 174,620 shares of our outstanding common stock beneficially owned by Dr. Kemp. Also includes 140,756 shares held by Dr. Kemp’s spouse, and 18,360 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Dr. Kemp also has 5,400 shares of unvested restricted stock of which he has the right to vote.
(14) Includes 1,360 shares of our outstanding common stock beneficially owned by Mr. Maynard and 9,971 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Maynard also has 868 shares of unvested restricted stock of which he has the right to vote, and 293 shares of common stock held in our 401(k) Plan.
(15) Includes 12,469 shares of our outstanding common stock beneficially owned by Mr. McDaniel and 36,424 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. McDaniel also has 2,052 shares of unvested restricted stock of which he has the right to vote, and 2,703 shares of common stock held in our 401(k) Plan.
(16) Includes 43,147 shares of our outstanding common stock beneficially owned by Mr. Moss and 33,878 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Moss also has 1,608 shares of unvested restricted stock of which he has the right to vote, and 1,730 shares of common stock held in our 401(k) Plan.
(17) Includes 60,702 shares of our common stock beneficially owned by Dr. Patel. Also includes 46,402 shares held by Dr. Patel’s spouse. Also includes options to purchase 39,624 shares of our common stock in connection with the merger of Civic with and into the Bank and 8,529 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Dr. Patel also has 5,400 shares of unvested restricted stock of which he has the right to vote.
(18) Includes 12,700 shares of our outstanding common stock beneficially owned by Mr. Pratt. Also includes 28,815 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Pratt also has 5,400 shares of unvested restricted stock of which he has the right to vote.
(19) Includes 7,233 shares of our common stock beneficially owned by Ms. Stephens. Also includes 36,300 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Ms. Stephens also has 5,400 shares of unvested restricted stock of which she has the right to vote.
(20) Includes 12,325 shares of our outstanding common stock beneficially owned by Ms. Sullivan. Also includes 35,850 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Ms. Sullivan also has 5,400 shares of unvested restricted stock of which she has the right to vote.
(21) Includes 10,733 shares of our outstanding common stock beneficially owned by Mr. Waldron. Also includes 2,771 shares of common stock held by Mr. Waldron’s spouse, 63,459 shares held by an IRA, and 19,800 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Waldron also has 5,400 shares of unvested restricted stock of which he has the right to vote.
(22) Includes 2,303 shares of our outstanding common stock beneficially owned by Mr. Wynd. Also includes 226 shares of our common stock held by his children, and 16,101 shares of common stock issuable upon the exercise of options exercisable on January 31, 2020 or within 60 days thereafter. Mr. Wynd also has 5,400 shares of unvested restricted stock of which he has the right to vote.

Equity Compensation Plan Information
The following information is provided as of December 31, 2019 with respect to our equity compensation plans under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,499,570	$25.86	2,410,486
Equity compensation plans not approved by security holders	—	—	—
Total	1,499,570	$25.86	2,410,486

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
Policies and Procedures for Related Person Transactions
FFN has a written related person transactions policy, pursuant to which FFN’s executive officers, directors and principal shareholders, including their immediate family members, are not permitted to enter into a related person transaction with FFN without the consent of FFN’s audit committee. Any request for FFN to enter into a transaction with an executive officer, director, principal shareholder or any of such persons’ immediate family members, other than transactions available to all employees generally or involving less than $5,000 when aggregated with similar transactions, must be presented to FFN’s audit committee for review, consideration and approval, unless the transaction involves an employment or other compensatory arrangement approved by the compensation committee. All of FFN’s directors, executive officers and employees are required to report to FFN’s audit committee any such related person transaction. In approving or rejecting the proposed agreement, FFN’s audit committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the person’s interest in the transaction and, if applicable, the impact on a director’s independence. After consideration of these and other factors, the audit committee may approve or reject the transaction. Consistent with the policy, if FFN should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.
Certain Transactions with Officers and Directors
Banking transactions with directors, officers, and employees may be performed in the ordinary course of business. Any extensions of credit to these individuals is made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and will not involve more than the normal risk of repayment. Outstanding loans to executive officers, directors, principal shareholders, and companies with whom they are associated as of December 31, 2019, were approximately $16.4 million.

Our directors are required to devote only so much of their time to the business of the Bank and FFN as in their judgment is reasonably required. Our directors, and their affiliates, may engage, and are presently engaging, for their own accounts in other business ventures, including management and the formation of other corporations or ventures. Such activities may result in conflicts of interest.
Based on competitive bids, FFN is using Full Service Insurance to provide various insurance coverage including health, director’s and officer’s liability, personal property and bond coverage. Full Service Insurance is an affiliate of Paul M. Pratt, Jr. where he serves as President. Since January 1, 2019, payments to Full Service Insurance totaled $1,026,954.52.
In addition to the Columbia Avenue offices, the Bank has signed a lease with Berry Farms Real Estate Partners, LLC, consisting of directors Brockman, Kemp, and, until December 31, 2013, director nominee Pratt, for the Bank’s Berry Farms branch, which opened in September 2013. Since January 1, 2019, payments to Berry Farms Real Estate Partners, LLC totaled $155,178.43.
In September 2013, the Bank entered into an agreement with Aspen Development of Cool Springs, LLC, comprised of directors Brockman and Kemp, to relocate the Bank’s Cool Springs branch. That lease commenced in June 2014. Since January 1, 2019, payments to Aspen Development of Cool Springs, LLC totaled $350,703.89.
On March 30, 2016, the Bank and Gateway Real Estate Partners, LLC entered into a Triple Net Office Lease Agreement for office space for the Bank in a building under development in Murfreesboro, Tennessee. Gateway Real Estate Partners, LLC is an affiliate of Henry W. Brockman, Jr. who was a director of the Bank and Dr. David H. Kemp who was a Director of the Company and the Bank in 2019. The lease has a term of 15 years. Since January 1, 2019, lease payments to Gateway Real Estate Partners, LLC totaled $653,042.97.
On July 25, 2017, the Bank and Petra Real Estate Partners II, LLC entered into a Triple Net Office Lease Agreement (the “Spring Hill Lease”). The Spring Hill Lease relates to the relocation of the Bank’s Spring Hill, Tennessee branch, which is currently located at 2035 Wall Street, Spring Hill, Tennessee 37174, to the premises subject to the Spring Hill Lease, which is located at 4824 Main Street, Suite 120, Spring Hill, Tennessee 37174. Petra Real Estate Partners II, LLC is an affiliate of Henry W. Brockman, Jr. who was a director of the Bank and Dr. David H. Kemp who was a director of the Bank and the Company in 2019. The Spring Hill Lease has a term of 15 years, which the Bank has the option to renew for two successive five year periods, and provides for monthly rent payments of $10,176.58 per month for the first year of the term of the Spring Hill Lease, subject to annual adjustment thereafter. Since January 1, 2019, lease payments to Petra Real Estate Partners II, LLC totaled $157,881.30.
The Bank leases a facility from 204 9th Avenue Partners, LLC in Downtown Franklin to house certain operational areas. 204 9th Avenue Partners is an affiliate of Henry W. Brockman and Dr. David H. Kemp. Mr. Brockman was a director of the Bank and Dr. Kemp was a director of FFN and the Bank during 2019. Since January 1, 2019 payments to 204 9th Avenue Partners, LLC totaled $275,337.26.
On August 28, 2018, the Bank and South Royal Oaks Partners, LLC entered into a Triple Net Office Lease Agreement (the “Royal Oaks Lease”) for operations space at 231 South Royal Oaks Boulevard, Franklin, Tennessee. South Royal Oaks Partners, LLC is an affiliate of Henry W. Brockman, Jr. who was a director of the Bank and Dr. David H. Kemp, who was a director of the Bank and Company in 2019. The Royal Oaks Lease has a term of 15 years, which the Bank has the option to renew for two successive five year periods, and provides for monthly rent payments of $22,641.67 per month for the first year of the term of the Royal Oaks Lease, subject to annual adjustment thereafter. Since January 1, 2019, lease payments to South Royal Oaks Partners, LLC totaled $252,949.29.
On May 6, 2019, the Bank and Nolensville Real Estate Partners, LLC entered into a Triple Net Office Lease Agreement (the “2019 Nolensville Lease”) related to the planned relocation of the Bank’s Nolensville, Tennessee branch, which is currently located at 7177 Nolensville Road, Suite A3, Nolensville, Tennessee 37135, to the premises subject to the Lease, which is located at 7216 Nolensville Road, Suite 100, Nolensville, Tennessee 37135. Nolensville Real Estate Partners, LLC is an affiliate of Henry W. Brockman, Jr., who is a director of the Bank, and Dr. David H. Kemp, who is a director of the Company and the Bank. The 2019 Nolensville Lease has a term of 15 years, which the Bank has the option to renew for two successive five year periods, and provides for monthly rent payments of $9,453 per month for the first year of the term of the 2019 Nolensville Lease, subject to annual adjustments thereafter. As of the date of this Annual Report on Form 10-K, no lease payments have been made under the 2019 Nolensville Lease.
Kevin Herrington, the former Executive Vice President, Chief Operating Officer of the Bank, is the son of Richard E. Herrington, the former President, Chief Executive Officer and Chairman of the Board of FFN. During 2019, the Company paid

Kevin Herrington total compensation of $1,422,054, consisting of salary, severance payment, value of equity awards and benefits, including 401(k) match, car allowance, country club membership, healthcare benefits and insurance.
Director Independence
Our amended and restated bylaws require our board of directors to have not less than five directors nor more than 25 directors. The board of directors may determine the number of directors from time to time by the vote of the majority of the whole board. The size of the FFN board of directors is currently set at nine directors. The Tennessee Banking Act and the bylaws of the Bank require the Bank to have a board of directors consisting of not less than five nor more than 25 members. Each of the directors of the Bank during his or her whole term of service must be a citizen of the United States. A majority of the Bank’s directors must reside either within the State of Tennessee or within 100 miles of the location of any branch for at least one year immediately preceding their election and during the entire term of their service as directors. The board of directors of the Bank is currently set at eleven directors.
Under the rules of the New York Stock Exchange (“NYSE”), the national securities exchange on which our common stock is listed, independent directors must comprise a majority of our board of directors. The rules of the NYSE, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our board of directors has undertaken a review of the independence of each director based upon these rules. Applying these standards, our board of directors has affirmatively determined that Dr. Patel, Messrs. Allen, Cross, Waldron and Wynd, Ms. Stephens and Ms. Sullivan qualify as independent directors under applicable rules. In making these determinations, our board of directors considered the current and prior relationships that each director and director nominee has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described above in the section titled “Certain Transactions with Officers and Directors.” In addition, in determining that Dr. Patel is independent, our board of directors considered the fact that Dr. Patel’s wife owns a small ownership interest in an entity that receives lease payments from the Company for the Bank’s branch in Nashville acquired in the Company’s merger with Civic Bank & Trust. Our board of directors determined that Dr. Patel’s wife’s interest in that entity would not interfere with Dr. Patel’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Services
Our audit committee is directly responsible for the appointment, compensation, and oversight of our independent auditor. It is the policy of our audit committee to pre-approve all audit and non-audit services provided by our independent registered public accountants. Our audit committee has considered whether the provision by Crowe LLP of services of the varieties described below is compatible with maintaining the independence of Crowe LLP. Our audit committee believes the audit and tax services provided to us do not jeopardize the independence of Crowe LLP.
The table below sets forth the aggregate fees we paid to Crowe LLP for audit and non-audit services provided to us in 2019 and 2018.

Fees	2019	2018
Audit Fees	$643,843	$549,000
Audit-Related Fees	$99,016	$42,306
Tax Fees	$140,503	$139,995
All Other Fees	$0	$0
Total	$883,362	$731,301

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
None
Exhibits
The Exhibits are listed in the Exhibit Index required by Item 601 of Regulation S-K preceding the signature page of this report.
ITEM 16. FORM 10-K SUMMARY.
None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of January 21, 2020, by and among Franklin Financial Network, Inc., FB Financial Corporation and Paisley Acquisition Corporation (incorporated by reference to Exhibit 2,1 to the Company's Form 8-K filed on January 24, 2020).

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

4.2†	Description of the Company's securities.

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

10.4*
Form of Franklin Financial Network, Inc. Award Agreement for Non-Qualified  Stock Options (incorporated herein by reference to Exhibit 10.49 to Form S-4/A (File No. 333-193951)  filed with the Securities and Exchange Commission on April 29, 2014).

10.5*
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

10.8*
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

10.11
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

10.13
Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 724 President Place, Smyrna, Tennessee (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.14
Triple Net Office Lease Agreement, dated as of February 19, 2015 by and between Murfreesboro Branches, LLC and Franklin Synergy Bank, for the property located at 2782 South Church Street, Murfreesboro, Tennessee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on February 25, 2015).

10.15
Triple Net Office Lease Agreement, dated as of June 11, 2015 by and between Columbia Avenue Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on June 12, 2015).

10.16
Lease Agreement, by and between The Grandview Eight, L.L.C. and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Commission on July 29, 2015).

10.17
Triple Net Office Lease Agreement, by and between Gateway Real Estate Partners, LLC and Franklin Synergy Bank (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on April 4, 2016).

10.18	Commencement Agreement, dated May 15, 2017 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-36895) filed with the Securities and Exchange Commission on August 9, 2017).

10.19
Form of Subordinated Note Purchase Agreement, dated as of June 30, 2016, by and among Franklin Financial Network, Inc. and the several purchasers identified therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on June 30, 2016).

10.20
Triple Net Office Lease Agreement, by and between Petra Real Estate Partners II, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on July 27, 2017).

10.21
Lease Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on July 27, 2017).

10.22
Triple Net Office Lease Agreement by and between 204 9th Avenue Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 29, 2018).

10.23
Triple Net Office Lease Agreement, by and between South Royal Oaks Partners, LLC and Franklin Synergy Bank (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-36895) filed with the Securities and Exchange Commission on August 30, 2018).

10.24
Triple Net Office Lease Agreement, by and between Aspen Development of Cool Springs, LLC and Franklin Synergy Bank for Suite 120, on September 3, 2013 (incorporated by reference to Exhibit 10.42 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.25
Triple Net Office Lease Agreement, by and between Aspen Development of Cool Springs, LLC and Franklin Synergy Bank for Suite 100, on October 2, 2014 (incorporated by reference to Exhibit 10.43 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.26
Lease Agreement, by and between HHT, LLC and Franklin Synergy Bank, on January 24, 2018 (incorporated by reference to Exhibit 10.45 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.27
Lease Agreement, by and between James B. Haynes Family Real Estate Partnership and Midsouth Bank (acquired July 1, 2014, by Franklin Lease Agreement, by and between James B. Haynes Family Real Estate Partnership and Midsouth Bank (acquired July 1, 2014, by Franklin Synergy Bank), on November 4, 2004 (incorporated by reference to Exhibit 10.46 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.28
Triple Net Office Lease Agreement, by and between Brentwood Town Center Real Estate partners, LLC and Franklin Synergy Bank, on June 3, 2013 (incorporated by reference to Exhibit 10.47 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.29
Triple Net Office Lease Agreement, by and between BIOS Real Estate Company, LLC and Franklin Synergy Bank, on May 1, 2017 (incorporated by reference to Exhibit 10.49 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.30*
Form of Change in Control Agreement, as executed between Franklin Synergy Bank and Lisa Fletcher (incorporated by reference to Exhibit 10.51 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.31*
Agreement, dated as of December 18, 2018, by and between Franklin Synergy Bank and Kevin D. Busbey (incorporated by reference to Exhibit 10.52 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.32*
Severance Agreement and General Release, dated as of December 18, 2018, by and between Franklin Financial Network, Inc. and Sarah Meyerrose (incorporated by reference to Exhibit 10.53 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.33*
Severance Agreement and General Release, dated as of January 3, 2019, by and between Franklin Synergy Bank and Sally Kimble (incorporated by reference to Exhibit 10.54 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.34*
Severance Agreement and General Severance Agreement and General Release, dated as of January 7, 2019, by and between Franklin Synergy Bank and Dallas G Caudle, Jr. (incorporated by reference to Exhibit 10.55 to Form 10-K (File No. 001-36895) filed with the Securities and Exchange Commission on March 19, 2019).

10.35*
Executive Transition Agreement dated March 8, 2019, between Franklin Financial Network, Inc., Franklin Synergy Bank, and Richard E. Herrington (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2019).

10.36
Triple Net Office Lease Agreement, by and between Nolensville Real Estate Partners, LLC and Franklin Synergy Bank, on May 6, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

10.37*
Severance Agreement and General Release, by and between Franklin Synergy Bank and Sally Bowers, dated May 7, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

10.38
 Commencement Agreement, by and between South Royal Oaks Partners, LLC and Franklin Synergy Bank, dated December 8, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

10.39
Commencement Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank, dated January 1, 2019 (incorporated by reference to Exhibit 10.5 Commencement Agreement, by and between SS McEwen, LLC and Franklin Synergy Bank, dated January 1, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

10.40
Commencement Agreement, by and between 204 9th Avenue Partners, LLC and Franklin Synergy Bank, dated February 14, 2019 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Commencement Agreement, by and between 204 9th Avenue Partners, LLC and Franklin Synergy Bank, dated February 14, 2019 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019).

10.41*
Employment Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and J. Myers Jones, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, Employment Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and J. Myers Jones, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).)

10.42*
Employment Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and Christopher J. Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.43*
Employment Agreement, by and between Franklin Synergy Bank and David J. McDaniel, IV (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.44*
Non-Compete and Non-Solicitation Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and J. Myers Jones, III (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.45*
Non-Compete and Non-Solicitation Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and Christopher J. Black (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.46*
Non-Compete and Non-Solicitation Agreement, by and between Franklin Synergy Bank and David J. McDaniel, IV (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019).

10.47†*	Employment Agreement, by and between Franklin Synergy Bank and Lee M. Moss.

10.48†*	Employment Agreement, by and between Franklin Synergy Bank and Eddie A. Maynard, Jr.

10.49†*	Non-Compete and Non-Solicitation Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and Lee M. Moss.

10.50†*	Non-Compete and Non-Solicitation Agreement, by and among Franklin Financial Network, Inc., Franklin Synergy Bank and Eddie A. Maynard, Jr.

21.1†	Subsidiaries of Franklin Financial Network, Inc.
23.1†	Consent of Crowe LLP.
31.1†	Certification pursuant to Rule 13a-14(a)/15d-14(a).
31.2†	Certification pursuant to Rule 13a-14(a)/15d-14(a).
32.1††	Certification pursuant to 18 USC Section 1350 - Sarbanes Oxley Act of 2002.
32.2††	Certification pursuant to 18 U.S.C. Section 1350 - Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Schema Documents
101.CAL†	Inline XBRL Calculation Linkbase Document

101.LAB†	Inline XBRL label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
101.DEF†	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)
† Filed herewith.
†† Furnished herewith.
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 16, 2020

FRANKLIN FINANCIAL NETWORK, INC.

By:	/s/ J. Myers Jones, III
J. Myers Jones, III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Myers Jones, III	Chief Executive Officer	March 16, 2020
J. Myers Jones, III	(Principal Executive Officer)

/s/ Christopher J. Black	Executive Vice President and Chief Financial Officer	March 16, 2020
Christopher J. Black	(Principal Financial and Accounting Officer)

/s/ Jimmy E. Allen	Director	March 16, 2020
Jimmy E. Allen

/s/ James W. Cross, IV	Director	March 16, 2020
James W. Cross, IV

/s/ Dr. David H. Kemp	Director	March 16, 2020
Dr. David H. Kemp

/s/ Dr. Anil C. Patel	Director	March 16, 2020
Dr. Anil C. Patel

/s/ Paul M. Pratt, Jr.	Director	March 16, 2020
Paul M. Pratt, Jr.

/s/ Pamela J. Stephens	Director	March 16, 2020
Pamela J. Stephens

/s/ Melody J. Sullivan	Director	March 16, 2020
Melody J. Sullivan
/s/ Gregory E. Waldron	Director	March 16, 2020
Gregory E. Waldron

/s/ Benjamin P. Wynd	Director	March 16, 2020
Benjamin P. Wynd

INDEX TO FINANCIAL STATEMENTS
The following financial statements are included in Part II, Item 8:

Crowe LLP Independent Member Crowe Global
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Franklin Financial Network, Inc.
Franklin, Tennessee
Opinions on the Financial Statements
We have audited the accompanying consolidated balance sheets of Franklin Financial Network, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2020 expressed an adverse opinion.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 16, 2020

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Franklin Financial Network, Inc.
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Franklin Financial Network, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to controls over the precision of review regarding the valuation of impaired loans has been identified and included in Management Report on Internal Control over Financial Reporting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements") and our report dated March 16, 2020 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2019 consolidated financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP
We have served as the Company's auditor since 2007.
Franklin, Tennessee
March 16, 2020

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(Dollar amounts in thousands, except share and per share data)

	2019	2018
ASSETS
Cash and due from financial institutions	$234,991	$280,212
Certificates of deposit at other financial institutions	3,590	3,594
Securities available for sale	652,132	1,030,668
Securities held to maturity (fair value 2019—$0 and 2018—$118,955)	—	121,617
Loans held for sale, at fair value	43,162	11,103
Loans held for investment, net of deferred fees	2,812,444	2,672,399
Allowance for loan losses	(45,436)	(23,451)
Net loans	2,767,008	2,648,948
Restricted equity securities, at cost	24,802	21,831
Premises and equipment, net	12,141	12,371
Accrued interest receivable	12,362	13,337
Bank owned life insurance	56,726	55,239
Deferred tax asset	14,229	13,189
Servicing rights, net	3,246	3,403
Goodwill	18,176	18,176
Core deposit intangible, net	448	952
Other assets	53,149	14,799
Total assets	$3,896,162	$4,249,439
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$319,373	$290,580
Interest bearing	2,888,211	3,141,227
Total deposits	3,207,584	3,431,807
Federal Home Loan Bank advances	155,000	368,500
Subordinated notes, net	58,872	58,693
Accrued interest payable	4,201	4,700
Other liabilities	60,079	12,906
Total liabilities	3,485,736	3,876,606
Equity
Preferred stock, no par value: 1,000,000 shares authorized; Senior non-cumulative preferred stock, no par value, $10,000 liquidation value: Series A, 10,000 shares authorized; no shares outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, no par value: 30,000,000 shares authorized; 14,848,017 issued and 14,821,594 outstanding at December 31, 2019, and 14,538,085 issued and outstanding at December 31, 2018	275,412	264,905
Retained earnings	133,102	123,176
Accumulated other comprehensive income (loss)	1,819	(15,341)
Total shareholders’ equity	410,333	372,740
Noncontrolling interest in consolidated subsidiary	93	93
Total equity	$410,426	$372,833
Total liabilities and equity	$3,896,162	$4,249,439
See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except share and per share data)

	2019	2018	2017
Interest income and dividends
Loans, including fees	$157,225	$131,918	$100,470
Securities:
Taxable	17,462	26,533	21,309
Tax-exempt	5,559	7,384	8,593
Dividends on restricted equity securities	1,213	1,243	928
Federal funds sold and other	3,233	2,867	1,153
Total interest income	184,692	169,945	132,453
Interest expense
Deposits	61,298	53,326	27,464
Federal funds purchased and repurchase agreements	290	419	407
Federal Home Loan Bank advances	7,616	6,369	3,215
Subordinated notes and other borrowings	4,328	4,328	4,321
Total interest expense	73,532	64,442	35,407
Net interest income	111,160	105,503	97,046
Provision for loan losses	32,047	2,254	4,313
Net interest income after provision for loan losses	79,113	103,249	92,733
Noninterest income
Service charges on deposit accounts	317	217	154
Other service charges and fees	3,724	3,183	3,039
Mortgage banking revenue	9,154	6,696	6,892
Wealth management	2,880	2,969	2,613
Gain (loss) on sales and calls of securities	2,043	(4,160)	896
Net (loss) gain on sale of loans held for investment	(2,003)	—	226
Net gain (loss) on foreclosed assets	7	91	(7)
Other	1,653	1,666	908
Total noninterest income	17,775	10,662	14,721
Noninterest expense
Salaries and employee benefits	50,813	43,837	35,268
Occupancy and equipment	13,069	11,628	9,219
FDIC assessment expense	1,843	3,448	3,680
Marketing	1,189	1,092	965
Professional fees	4,356	4,413	3,419
Amortization of core deposit intangible	504	612	473
Other	10,105	8,448	7,800
Total noninterest expense	81,879	73,478	60,824
Income before income tax expense	15,009	40,433	46,630
Income tax expense	187	5,912	18,531
Net income	14,822	34,521	28,099
Earnings attributable to noncontrolling interest	(16)	(16)	(16)
Net income available to common shareholders	$14,806	$34,505	$28,083
Earnings per share:
Basic	$1.01	$2.44	$2.14
Diluted	0.98	2.34	2.04
See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except share and per share data)

	2019	2018	2017
Net income	$14,822	$34,521	$28,099
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	26,713	(15,739)	4,015
Reclassification adjustment for (gains) losses on sales, calls, and prepayments of securities included in net income	(2,043)	4,160	(896)
Tax effect, includes $534, $(1,087), and $351, respectively, income tax (benefit) expense from sales of securities	(6,334)	3,024	(1,221)
Net unrealized gains (losses) on securities	18,336	(8,555)	1,898
Unrealized gains/losses on cash flow hedge:
Unrealized holding gain (loss) arising during the period	(1,592)	—	—
Tax effect	416	—	—
Net unrealized gains (losses) on cash flow hedge	(1,176)	—	—
Total other comprehensive income (loss)	17,160	(8,555)	1,898
Comprehensive income	$31,982	$25,966	$29,997

NOTE: No other comprehensive income is allocated to noncontrolling interest. See accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
		Shares	Amount
Balance at Balance at Balance at January 1, 2017	$—	13,036,954	$218,354	$59,386	$(7,482)	$103	$270,361
Exercise of common stock options, includes net settlement of shares	—	166,894	1,615	—	—	—	1,615
Exercise of common stock warrants	—	12,461	150	—	—	—	150
Issuance of restricted stock, net of forfeitures	—	26,718	—	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	2,802	—	—	—	2,802
Reclassification of disproportionate tax effect	—	—	—	1,202	(1,202)	—	—
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(5,899)	(256)	—	—	—	(256)
Net income	—	—	—	28,099	—	—	28,099
Earnings attributable to noncontrolling interest	—	—	—	(16)	—	—	(16)
Other comprehensive loss	—	—	—	—	1,898	—	1,898
Balance at December 31, 2017	$—	13,237,128	$222,665	$88,671	$(6,786)	$103	$304,653
Exercise of common stock options, includes net settlement of shares	—	216,400	3,047	—	—	—	3,047
Issuance of restricted stock, net of forfeitures	—	122,469	—	—	—	—	—
Stock based compensation expense, net of forfeitures	—	—	6,569	—	—	—	6,569
Stock issued in conjunction with 401(k) employer match, net of distributions	—	(8,302)	(308)	—	—	—	(308)
Stock issued for acquisition, net of issuance costs	—	970,390	32,932	—	—	—	32,932
Net income	—	—	—	34,521	—	—	34,521
Earnings attributable to noncontrolling interest	—	—	—	(16)	—	—	(16)
Reclassification of issuance costs on preferred stock of consolidated subsidiary noncontrolling interest	—	—	—	—	—	(10)	(10)
Other comprehensive loss	—	—	—	—	(8,555)	—	(8,555)
Balance at December 31, 2018	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833
Cumulative effect of accounting change related to adoption of ASU 2017-08	—	—	—	(2,244)	—	—	(2,244)
Exercise of common stock options, includes net settlement of shares	—	307,855	5,307	—	—	—	5,307
Issuance of restricted stock awards, net of forfeitures, and vesting of restricted stock units	—	3,074	—	—	—	—	—
Stock based compensation expense, net of restricted share forfeitures	—	—	5,917	—	—	—	5,917
Stock issued with 401(k) employer match, net of distributions	—	(997)	—	—	—	—	—
Purchase of treasury stock	—	(26,423)	(717)	—	—	—	(717)
Cash dividends - Common stock ($0.18 per share)	—	—	—	(2,636)	—	—	(2,636)
Net income	—	—	—	14,822	—	—	14,822
Earnings attributable to noncontrolling interest	—	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	—	17,160	—	17,160
Balance at December 31, 2019	$—	14,821,594	$275,412	$133,102	$1,819	$93	$410,426
See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except share and per share data)

	2019	2018	2017
Cash flows from operating activities
Net income	$14,822	$34,521	$28,099
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,800	1,713	1,482
Accretion of purchase accounting adjustments	(700)	(1,338)	(1,078)
Net amortization of securities	6,876	8,083	10,129
Amortization of loan servicing right asset	1,289	867	934
Amortization of core deposit intangible	504	612	473
Amortization of debt issuance costs	179	178	178
Provision for loan losses	32,047	2,254	4,313
Deferred income tax (benefit)	(6,957)	197	3,785
Excess tax benefit related to share-based compensation	(86)	(565)	(484)
Origination of loans held for sale	(655,546)	(278,559)	(357,983)
Proceeds from sale of loans held for sale	631,572	285,116	378,469
Gain on sale of loans held for sale	(9,217)	(6,286)	(6,779)
Loss (gain) on sale of loans held for investment	2,003	—	(226)
(Gain) loss on sale of available for sale securities	(2,043)	4,160	(896)
Income from bank owned life insurance	(1,487)	(1,535)	(818)
(Gain) loss on sale of foreclosed assets	—	(81)	20
Stock-based compensation	5,917	6,569	2,802
Recognition of deferred gain on sale of loans	(15)	(15)	(58)
Recognition of deferred gain on sale of foreclosed assets	(14)	(10)	(14)
Net change in:
Accrued interest receivable and other assets	6,597	(8,212)	(9,536)
Accrued interest payable and other liabilities	(3,730)	2,638	2,826
Net cash from operating activities	23,811	50,307	55,638
Cash flows from investing activities
Available for sale securities:
Sales	582,950	176,016	240,175
Purchases	(208,661)	(474,163)	(664,894)
Maturities, prepayments and calls	145,203	359,859	175,457
Held to maturity securities:
Purchases	(4,909)	(3,347)	(4,266)
Maturities, prepayments and calls	8,116	11,999	16,326
Net change in loans	(228,259)	(311,118)	(487,060)
Proceeds from sale of loans held for investment	76,849	—	—
Purchase of bank owned life insurance	—	(119)	(25,000)
Purchase of restricted equity securities	(2,971)	(2,463)	(6,649)
Proceeds from sale of foreclosed assets	—	1,934	1,330
Purchases of premises and equipment, net	(1,569)	(2,551)	(3,212)
Decrease (increase) in certificates of deposits at other financial institutions	4	(239)	(1,800)
Net cash acquired from acquisition (See Note 2)	—	24,660	—
Capitalization of foreclosed assets	—	—	(35)
Net cash from investing activities	366,753	(219,532)	(759,628)
Cash flows from financing activities
(Decrease) Increase in deposits	(224,223)	141,417	775,410
Increase (decrease) in federal funds purchased and repurchase agreements	—	(31,004)	(52,297)
Proceeds from Federal Home Loan Bank advances	525,000	450,000	380,000
Repayment of Federal Home Loan Bank advances	(738,500)	(365,000)	(240,000)
Proceeds from exercise of common stock warrants	—	—	150
Proceeds from exercise of common stock options	5,307	3,047	1,615
Proceeds from issuance of common stock, net of offering costs	—	(242)	—
Divestment of stock issued to 401(k) plan	—	(308)	(256)
Dividends paid on common stock	(2,636)	—	—
Purchase of treasury stock	(717)	—	—
Noncontrolling interest distributions	(16)	(16)	(16)
Net cash from financing activities	(435,785)	197,894	864,606
Net change in cash and cash equivalents	(45,221)	28,669	160,616
Cash and cash equivalents at beginning of period	280,212	251,543	90,927
Cash and cash equivalents at end of period	$234,991	$280,212	$251,543
Supplemental information:
Interest paid	$74,031	$63,847	$34,562
Income taxes paid	9,994	10,892	15,680
Non-cash supplemental information:
Fair value of stock and stock options issued related to Civic Bank acquisition (See FN 2)	$—	$33,174	$—
Transfers from loans to foreclosed assets	—	350	2,818
Transfers from Held to Maturity to Available for Sale	116,203	83,501	—
Establishment of lease liability and right of use asset	43,723	—	—
See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include Franklin Financial Network, Inc. ("FFN") and its wholly-owned subsidiaries, Franklin Synergy Bank (the “Bank”) and Franklin Synergy Risk Management, Inc., together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.
The Company was incorporated under the laws of the State of Tennessee on April 5, 2007. The Bank was incorporated under the laws of the State of Tennessee and received its Certificate of Authority from the Tennessee Department of Financial Institutions and approval of Federal Deposit Insurance Corporation (FDIC) insurance on November 2, 2007. The Bank is also a Federal Reserve member bank.
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
On April 1, 2018, Civic Bank & Trust merged with and into the Bank with the Bank continuing as the surviving company. See Note 2 in the notes of the consolidated financial statements.
On January 21, 2020, FFN, FB Financial Corporation, a Tennessee corporation (“FB Financial”), and Paisley Acquisition Corporation, a Tennessee corporation and a direct, wholly-owned subsidiary of FB Financial (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into FFN, with FFN continuing as the surviving corporation (the “Merger”). Immediately following the Merger, FFN will merge with and into FB Financial, with FB Financial continuing as the surviving corporation (the “Upstream Merger”). Immediately following the Upstream Merger, FSB will merge with and into FirstBank, a Tennessee state-chartered bank and a wholly owned subsidiary of FB Financial (“FirstBank”), with FirstBank continuing as the surviving bank (the “Bank Merger,” and, together with the Merger and the Upstream Merger, the “Mergers”).
Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the common stock, no par value (the “FFN Common Stock”), issued and outstanding immediately prior to the Effective Time (except for certain shares of FFN Common Stock owned by FFN as treasury stock or by FB Financial, as provided in the Merger Agreement) will be converted, in accordance with the procedures set forth in the Merger Agreement, into the right to receive, without interest, (1) 0.9650 shares (the “Exchange Ratio”) of common stock, par value $1.00 per share, of FB Financial (“FB Financial Common Stock”) and (2) $2.00 in cash (the “Per Share Cash Consideration” and, collectively with the FB Financial Common Stock to be issued pursuant to the preceding clause (1), the “Merger Consideration”).

The completion of the Mergers is subject to customary conditions, including (i) receipt of FFN shareholder approval and FB Financial shareholder approval, (ii) authorization for listing on the New York Stock Exchange of the shares of FB Financial Common Stock to be issued in the Merger, (iii) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Tennessee Department of Financial Institutions, (iv) effectiveness of the registration statement on Form S-4 for the FB Financial Common Stock to be issued in the Merger, and (v) the absence of any order, injunction or other legal restraint preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.
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
Securities: Debt securities were classified as held to maturity (HTM) and carried at amortized cost when management had the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale (AFS) when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No OTTI has been recognized for the years ended December 31, 2019, 2018 or 2017.
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
Interest income on mortgage loans and loans held for investment is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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
The banking agencies define a “Shared National Credit” (“SNC”) as any loan extended to a borrower which aggregates $100 million or more and is shared by three or more banks. The SNC portfolio totaled $136,658 at December 31, 2019, decreasing 45.1% from $249,033 at December 31, 2018, driven by the sales and paydowns of $112,375 of SNCs during 2019. The entire outstanding balance of SNCs was included in the commercial and industrial portfolio. To meet the needs of our customers, SNC participations are entered into during the normal course of business and are reviewed at least quarterly for credit quality.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.
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

TDRs are individually evaluated for impairment disclosures and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. TDRs are subsequently tracked and reviewed for impairment quarterly. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on a combination of the Bank’s loss history and loss history over the past three years from a group of other local banks that operate in the Middle Tennessee areas. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:
•Construction and land development loans include loans to finance the process of improving, preparatory or erecting new structures or the on-site construction of industrial, commercial, residential or farm buildings. Construction and land development loans also include loans secured by vacant land, except land known to be used or usable for agricultural purposes. Construction loans generally are made for relatively short terms. They generally are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. Periodic site inspections are made on construction loans.
•Commercial real estate loans include loans secured by non-residential real estate, including farmland and improvements thereon. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions may affect the repayment ability of these loans.
•Residential real estate loans include loans secured by residential real estate, including single-family and multi-family dwellings. Mortgage title insurance and hazard insurance are normally required. Adverse economic conditions in the Company’s market area may reduce borrowers’ ability to repay these loans and may reduce the collateral securing these loans.
•Commercial and industrial loans include loans for commercial, industrial, healthcare or agricultural purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. Commercial and Agriculture loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
•Consumer and other loans include loans to individuals for household, family and other personal expenditures that are not secured by real estate. Consumer loans are generally secured by customer deposit accounts, vehicles and other household goods. The collateral securing consumer loans may depreciate over time.
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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) as instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedged accounting are reported currently in earnings, as noninterest income.
Net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows on the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing bases, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted traction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.
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
Income Taxes: Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Accordingly, deferred tax assets that were realized after December 31, 2017 were remeasured using the tax rates enacted as a result of the 2017 Tax Cuts and Jobs Act resulting in an additional income tax expense of $5,323 as of December 31, 2017. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). Currently, the Company's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available for sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relations.
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
Recently Adopted New Accounting Standards:
In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, "Leases (topic 842)." ASU 2016-02, Leases which requires the Company as lessees to recognition in the statement of financial position lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. On January 1, 2019, the Company adopted ASU 2016-02, and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. We adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:
•Carry over of historical lease determination and lease classification conclusions
•Carry over of historical initial direct cost balances for existing leases
•Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component
Adoption of the leasing standard resulted in the recognition of operating right-of-use assets and operating lease liabilities of $43,723, as of January 1, 2019. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company's incremental borrowing rate as as of the date of adoption. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company's leasing activities are presented in Note 7 - Leases.

In March 2017, the FASB issued ASU 2017-08, "Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." These amendments shorten the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance became effective for the Company on January 1, 2019, and using a modified retrospective transition adoption approach, we recognized a cumulative effect reduction to retained earnings totaling $2,244.
In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This update expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on the SOFR. Due to concerns about the sustainability of the London Interbank Offered Rate (“LIBOR”), a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate in the U.S. The committee identified SOFR as the preferred alternative reference rate to LIBOR. The OIS rate based on SOFR was added as a U.S. benchmark interest rate to facilitate broader use in the marketplace and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. The Company adopted the provisions of ASU 2018-16 on January 1, 2019, and it did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (CECL) which replaces the existing incurred loss impairment methodology for loans that are collectively evaluated for impairment with a methodology that reflects management’s best estimate of lifetime expected credit losses and requires consideration of reasonable and supportable economic forecasts to develop a lifetime credit loss estimate. Topic 326 requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses. The CECL standard also simplifies the accounting model for purchased credit impaired loans. Franklin Synergy will adopt Topic 326 effective January 1, 2020 using the modified retrospective approach.
Our methodology for estimating lifetime expected credit losses for our loan portfolios will include the following key components:

a.Segmentation of loans into pools that share common risk characteristics;
b.An economic forecast period based on the relation of losses with key economic variables for each portfolio segment;
c.Reversion period to historical loss experience using straight-line method;
d.Inclusion of qualitative adjustments to consider factors that have not been accounted for;
e.Discounted cash flow (DCF) method to measure credit impairment on each of our loan portfolio segments;
f.Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
g.The estimation methodology for credit losses on unfunded lending-related commitments is similar to the process for estimating credit losses for loans, although with the addition of a probability of draw estimate that is applied to each loan portfolio segment.

As part of our evaluation of the estimated impacts of CECL, we have run simulations based on our portfolio composition and current expectations of future economic conditions. The ultimate effect of CECL on our allowance for credit losses (ACL) will depend the portfolio’s credit quality and economic conditions at the time of adoption. The Company’s CECL implementation efforts are in process and continue to focus on model validation, refinement of the model assumptions, the qualitative factor, and the operational control framework to support the new process. During the first quarter of 2020, we expect all internal reviews of the adjustments to be finalized, and all processes and controls surrounding the ongoing estimate to be fully implemented and documented. At adoption, we expect to have a cumulative-effect adjustment to retained earnings for this change in the ACL, which would impact our capital. Franklin Synergy expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. Franklin Synergy will avail itself of the option to phase-in over a period of three years the day one effects on regulatory capital from the adoption of CECL. For PCD loans, including Civic acquired book, the adjustment will be made through the allowance and loan balances with no impact in capital.
Topic 326 also requires expected credit losses on available-for-sale (AFS) debt securities be recorded as an allowance for credit losses. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses. Franklin Synergy estimates that the adoption of this standard on January 1, 2020 will not have a material impact on our portfolio of AFS debt securities.
In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for us on January 1, 2020. The impact of this standard will depend on the market conditions at the time of the assessment date.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 only revises disclosure requirements and will not have a significant impact on our financial statements. The amendment is effective for us on January 1, 2020.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)." ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosure that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 is effective for us on January 1, 2020, and is not expected to have a significant impact on our financial statements.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws for rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for us on January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact on its results of operations, financial position, and liquidity.
Other than those pronouncements discussed above and those which have been recently implemented, we do not believe there were any other recently issued accounting pronouncement that are expected to materially impact the Company.
NOTE 2—BUSINESS COMBINATIONS
As of April 1, 2018, Civic Bank & Trust merged with and into the Bank with the Bank continuing as the surviving company. Under the terms of the acquisition, Civic’s common shareholders received a total of 970,390 shares of the FFN's common stock in exchange for the outstanding shares of Civic common stock. With the completion of the acquisition, the Company has its first full service branch office in Nashville, Tennessee located in the Davidson County market. The results of Civic’s operations are included in the Company’s results since April 1, 2018. Acquisition-related costs of $565 are included in other noninterest expense in the Company’s income statement ended December 31, 2018. The fair value of the common shares issued as part of the consideration paid for Civic was determined using the basis of the closing price of the Company’s common shares on the acquisition date.
Goodwill of $9,052 arising from the acquisition consisted largely of synergies resulting from the combining of the operations of the companies. At December 31, 2019, there were no circumstances or significant changes that have occurred in

2019 related to the acquisition of Civic that, in management's assessment, would necessitate recording impairment of goodwill. The fair value of intangible assets related to core deposits was determined to be $558.
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
The following table presents supplemental unaudited pro forma information as if the Civic acquisition had occurred at the beginning and 2017. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. Because the Civic transaction closed on April 1, 2018, and its actual results are included in the Company’s actual operating results for the year ended December 31, 2019, there is no pro forma information for that period.

	For the Year Ended December 31,
Unaudited	2018	2017
Net interest income – pro forma	$106,765	$103,055
Net income – pro forma	$34,606	$29,368
Earnings per share – pro forma:
Basic	$2.28	$2.09
Diluted	$2.20	$1.99

NOTE 3 - SECURITIES
The Bank started in 2018 and continued in 2019 the planned balance sheet rotation strategy to re-deploy lower-yielding securities into higher-yielding assets. In 2019 the Bank reduced the combined securities portfolio by $500,153, or 43.4%.
The following table summarizes the amortized cost and fair value of the AFS securities portfolio at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Mortgage-backed securities: residential	$374,923	$1,876	$(856)	$375,943
Mortgage-backed securities: commercial	17,858	56	(134)	17,780
Corporate Notes	32,825	539	(3)	33,361
State and political subdivisions	222,624	2,566	(142)	225,048
Total	$648,230	$5,037	$(1,135)	$652,132
December 31, 2018
U.S. Treasury securities	$253,015	$59	$(60)	$253,014
U.S. government sponsored entities and agencies	21,999	1	(112)	21,888
Mortgage-backed securities: residential	596,766	27	(16,094)	580,699
Asset-backed securities	25,744	—	(900)	24,844
Corporate Notes	12,480	21	(77)	12,424
State and political subdivisions	141,432	863	(4,496)	137,799
Total	$1,051,436	$971	$(21,739)	$1,030,668

Due to the continued decline in interest rates, during the third quarter of 2019, the Company elected to transfer its HTM securities portfolio to the AFS portfolio to provide more opportunities to reposition the portfolio. At the time of transfer, the securities had an amortized cost of $117,409 and a fair value of $121,964. In 2018 there, were 16 bonds transferred under a new accounting pronouncement that, upon adoption, permitted a one-time opportunity to transfer eligible securities without affecting the status of other HTM securities.

There were no HTM securities at December 31, 2019. There were no calls of HTM securities during 2019, or 2018. The amortized cost and fair value of the HTM securities portfolio at December 31, 2018 and the corresponding amounts of gross unrecognized gains and losses were as follows:

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
The proceeds from sales, calls, and prepayments of available for sale securities and the associated gains and losses were as follows:

	2019	2018	2017
Proceeds from sales	$582,950	$176,016	$240,175
Gross gains	6,074	54	1,553
Gross losses	(4,031)	(4,214)	(657)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, and asset-backed securities are shown separately.

	December 31, 2019
	Amortized Cost	Fair Value
Available for sale
Three months or less	$—	$—
Over three months through one year	—	—
Over one year through five years	1,609	1,641
Over five years through ten years	37,406	37,918
Over ten years	216,434	218,850
Mortgage-backed securities: residential	374,923	375,943
Mortgage-backed securities: commercial	17,858	17,780
Total	$648,230	$652,132
Securities pledged at December 31, 2019 and 2018 had a carrying amount of $294,585 and $939,440, respectively, and were pledged to secure public deposits and repurchase agreements.
At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
ASU 2017-12 was early adopted in the fourth quarter of 2018, and subsequently, 40 bonds were transferred from the HTM intention to the AFS intention under a one-time exemption granted under the pronouncement.
The following table summarizes the securities with unrealized and unrecognized losses at December 31, 2019 and 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Available for sale
Mortgage-backed securities: residential	$49,390	$(172)	$91,644	$(684)	$141,034	$(856)
Mortgage-backed securities: commercial	4,436	(29)	7,286	(105)	11,722	(134)
Corporate notes	997	(3)	—	—	997	(3)
State and political subdivisions	29,843	(142)	—	—	29,843	(142)
Total available for sale	$84,666	$(346)	$98,930	$(789)	$183,596	$(1,135)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available for sale
U.S. Treasury securities	$163,722	$(60)	$—	$—	$163,722	$(60)
U.S. government sponsored entities and agencies	1,355	(12)	19,937	(100)	21,292	(112)
Mortgage-backed securities: residential	83,203	(755)	490,752	(15,339)	573,955	(16,094)
Mortgage-backed securities: commercial	24,845	(900)	—	—	24,845	(900)
Corporate Notes	9,839	(77)	—	—	9,839	(77)
State and political subdivisions	10,446	(106)	69,238	(4,390)	79,684	(4,496)
Total available for sale	$293,410	$(1,910)	$579,927	$(19,829)	$873,337	$(21,739)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2018	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to maturity
Mortgage-backed securities: residential	$2,239	$(40)	$68,067	$(3,032)	$70,306	$(3,072)
State and political subdivisions	8,362	(39)	3,675	(51)	12,037	(90)
Total held to maturity	$10,601	$(79)	$71,742	$(3,083)	$82,343	$(3,162)
Unrealized losses on debt securities have not been recognized into income because the issuers' bonds are of high credit quality. As of December 31, 2019, management does not intend to sell, and it is more likely than not, that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to converge to par as the bonds approach maturity.
At December 31, 2019, the Company had 56 AFS securities in an unrealized loss position and no HTM securities in an unrecognized loss position compared to 163 AFS securities in an unrealized loss position and 33 HTM securities in an unrecognized loss position at December 31, 2018.
NOTE 4 - LOANS
Loans at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Loans
Construction and land development	$591,541	$584,440
Commercial real estate:
Nonfarm, nonresidential	944,021	754,243
Other	49,891	51,017
Residential real estate:
Closed-end 1-4 family	455,920	493,065
Other	187,681	189,817
Commercial and industrial	582,641	596,793
Consumer and other	4,769	5,568
Loans before net deferred loan fees	2,816,464	2,674,943
Deferred loan fees, net	(4,020)	(2,544)
Total loans	2,812,444	2,672,399
Allowance for loan losses	(45,436)	(23,451)
Total loans, net of allowance for loan losses	$2,767,008	$2,648,948

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2019
Allowance for loan losses:
Beginning balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Provision for loan losses	172	1,388	(281)	30,732	36	32,047
Loans charged-off	(68)	—	(15)	(10,227)	(147)	(10,457)
Recoveries	—	—	15	286	94	395
Total ending allowance balance	$4,847	$8,113	$4,462	$27,957	$57	$45,436

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247
Provision for loan losses	978	744	872	(383)	43	2,254
Loans charged-off	(38)	—	(7)	(49)	(27)	(121)
Recoveries	1	—	44	11	15	71
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$3,776	$4,266	$2,398	$6,068	$45	$16,553
Provision for loan losses	(642)	1,715	1,387	1,823	30	4,313
Loans charged-off	—	—	(1)	(310)	(49)	(360)
Recoveries	668	—	50	6	17	741
Total ending allowance balance	$3,802	$5,981	$3,834	$7,587	$43	$21,247

For the years ended December 31, 2019 and 2018, there was $22 and $0 in allowance for loan losses for PCI loans, respectively.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018. Purchased and PCI loans are also included in the table. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and loan fees, net due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$17	$20,754	$—	$20,771
Collectively evaluated for impairment	4,847	8,113	4,445	7,203	57	24,665
Total ending allowance balance	$4,847	$8,113	$4,462	$27,957	$57	$45,436
Loans:
Individually evaluated for impairment	$30	$—	$2,477	$24,528	$—	$27,035
Collectively evaluated for impairment	591,511	993,912	641,124	558,113	4,769	2,789,429
Total ending loans balance	$591,541	$993,912	$643,601	$582,641	$4,769	$2,816,464

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$17	$—	$17
Collectively evaluated for impairment	4,743	6,725	4,743	7,149	74	23,434
Total ending allowance balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Loans:
Individually evaluated for impairment	$2,298	$—	$3,189	$167	$—	$5,654
Collectively evaluated for impairment	582,142	805,260	679,693	596,626	5,568	2,669,289
Total ending loans balance	$584,440	$805,260	$682,882	$596,793	$5,568	$2,674,943

Loans collectively evaluated for impairment reported at December 31, 2019 include certain loans acquired from MidSouth and Civic. The acquired loans were recorded at estimated fair value at date of acquisition, which included estimated credit and interest rate discount components. As of December 31, 2019, these non-PCI loans had a carrying value of $58,745, comprised of contractually unpaid principal totaling $59,471 and discounts totaling $726. Management evaluated these loans for credit deterioration since acquisition and determined that a $77 allowance for loan losses was necessary at December 31, 2019.

The following table presents information related to impaired loans by class of loans as of December 31, 2019 and 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2019
With no allowance recorded:
Construction and land development	$30	$30	$—
Residential real estate:
Closed-end 1-4 family	319	311	—
Other	1,523	1,523	—
Commercial and industrial	11	11	—
Subtotal	1,883	1,875	—
With an allowance recorded:
Residential real estate:
Closed-end 1-4 family	643	643	17
Commercial and industrial	24,517	24,517	20,754
Subtotal	25,160	25,160	20,771
Total	$27,043	$27,035	$20,771
December 31, 2018
With no allowance recorded:
Construction and land development	$2,298	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,280	1,272	—
Other	1,917	1,917	—
Subtotal	5,495	5,487	—
With an allowance recorded:
Commercial and industrial	167	167	17
Subtotal	167	167	17
Total	$5,662	$5,654	$17

The following table presents the average recorded investment of impaired loans by class of loans for the years ended December 31, 2019, 2018 and 2017:

Average Recorded Investment	2019	2018	2017
With no allowance recorded:
Construction and land development	$301	$378	$921
Commercial real estate:
Nonfarm, nonresidential	13	—	1,796
Residential real estate:
Closed-end 1-4 family	587	715	649
Other	1,286	553	331
Commercial and industrial	670	655	899
Consumer and other	—	—	1
Subtotal	2,857	2,301	4,597
With an allowance recorded:
Construction and land development	147	—	—
Commercial real estate
Nonfarm, nonresidential	40	0	0
Residential real estate:
Closed-end 1-4 family	56	—	22
Commercial and industrial	4,403	993	2,480
Subtotal	4,646	993	2,502
Total	$7,503	$3,294	$7,099
The impact on net interest income for these loans was not material to the Company’s results of operations for the years ended December 31, 2019, 2018 and 2017.
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and 2018:

	Nonaccrual	Loans Past Due Over 90 Days
December 31, 2019
Construction loans	$30	$—
Residential real estate:
Closed-end 1-4 family	954	—
Other	1,523	—
Commercial and industrial	24,528	654
Total	$27,035	$654
December 31, 2018
Construction loans	$2,298	$—
Residential real estate:
Closed-end 1-4 family	1,273	—
Other	1,917	—
Commercial and industrial	—	208
Total	$5,488	$208

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Nonaccrual loans and loans past due over 90 days still on accrual increased $21,993 as of December 31, 2019, mainly due to two commercial and industrial lending relationships that were downgraded during the subsequent events period that exists between December 31, 2019 and the filing of this document.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2019
Construction and land development	$508	$—	$30	$538	$591,003	$591,541
Commercial real estate:
Nonfarm, nonresidential	3,981	—	—	3,981	940,040	944,021
Other	—	—	—	—	49,891	49,891
Residential real estate:
Closed-end 1-4 family	2,688	224	8	2,920	453,000	455,920
Other	85	961	555	1,601	186,080	187,681
Commercial and industrial	663	7,156	735	8,554	574,087	582,641
Consumer and other	—	—	—	—	4,769	4,769
	$7,925	$8,341	$1,328	$17,594	$2,798,870	$2,816,464
December 31, 2018
Construction and land development	$294	$1,986	$548	$2,828	$581,612	$584,440
Commercial real estate:
Nonfarm, nonresidential	515	—	—	515	753,728	754,243
Other	—	—	—	—	51,017	51,017
Residential real estate:
Closed-end 1-4 family	2,390	404	228	3,022	490,043	493,065
Other	142	—	1,810	1,952	187,865	189,817
Commercial and industrial	241	252	208	701	596,092	596,793
Consumer and other	—	—	—	—	5,568	5,568
	$3,582	$2,642	$2,794	$9,018	$2,665,925	$2,674,943

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table excludes deferred loan fees and includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31, 2019 and 2018:

	Pass	Special Mention	Substandard	Total
December 31, 2019
Construction and land development	$591,293	$248	$—	$591,541
Commercial real estate:
Nonfarm, nonresidential	941,260	997	1,764	944,021
Other	49,891	—	—	49,891
Residential real estate:
Closed-end 1-4 family	452,363	825	2,732	455,920
Other	185,170	—	2,511	187,681
Commercial and industrial	539,442	943	42,256	582,641
Consumer and other	4,769	—	—	4,769
	$2,764,188	$3,013	$49,263	$2,816,464
December 31, 2018
Construction and land development	$580,468	$1,416	$2,556	$584,440
Commercial real estate:
Nonfarm, nonresidential	739,469	14,774	—	754,243
Other	51,017	—	—	51,017
Residential real estate:
Closed-end 1-4 family	489,781	948	2,336	493,065
Other	186,485	404	2,928	189,817
Commercial and industrial	557,589	8,313	30,891	596,793
Consumer and other	5,567	1	—	5,568
	$2,610,376	$25,856	$38,711	$2,674,943

At December 31, 2019, the Bank realized a $12,291 decrease in classified and criticized loans compared to December 31, 2018. Commercial real estate nonfarm, nonresidential loans decreased $12,013, and commercial and industrial loans increased $3,995 from December 31, 2018.
Troubled Debt Restructurings
As of December 31, 2019, the Company’s loan portfolio contains one loan in the amount of $311 that has been modified in a troubled debt restructuring during the year ended December 31, 2019. There was one loan in the amount of $167 that was modified in troubled debt restructurings during the year ended December 31, 2018.
NOTE 5 - LOAN SERVICING
Loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2019 and 2018 are as follows:

	2019	2018
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$488,790	$492,761
Federal National Mortgage Association	10,221	—
Other	3,504	3,689
Custodial escrow balances maintained in connection with serviced loans were $2,423 and $2,588 at year-end 2019 and 2018.
The related loan servicing rights activity for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Servicing rights:
Beginning of year	$3,403	$3,620	$3,621
Additions	1,132	650	933
Amortized to expense	(1,289)	(867)	(934)
End of year	$3,246	$3,403	$3,620
The components of net loan servicing fees for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Loan servicing fees, net:
Loan servicing fees	$1,261	$1,308	$1,270
Amortization of loan servicing fees	(1,289)	(867)	(934)
Total	$(28)	$441	$336
The fair value of servicing rights was estimated by management to be approximately $3,922 at December 31, 2019. Fair value for 2019 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 16.8%. At December 31, 2018, the fair value of servicing rights was estimated by management to be approximately $4,836. Fair value for 2018 was determined a using weighted average discount rate of 9.5% and a weighted average prepayment speed of 11.9%.
NOTE 6 - PREMISES AND EQUIPMENT
Year-end premises and equipment were as follows:

	2019	2018
Construction in progress	$286	$2,097
Land and land improvements	33	33
Buildings	150	150
Leasehold improvements	11,720	9,487
Furniture, fixtures, and equipment	8,075	7,133
Computer equipment and software	3,906	3,700
Automobiles	29	29
	24,199	22,629
Accumulated depreciation	(12,058)	(10,258)
	$12,141	$12,371
Depreciation and amortization expense was $1,800, $1,713 and $1,482 for the years ended December 31, 2019, 2018 and 2017, respectively.
Operating Leases: The Company has entered into various leases, primarily for office space and branch facilities. For rent expense and future minimum operating lease payments due under non-cancelable leases at December 31, 2019, see Note 7, "Leases".
Finance Lease: At December 31, 2019, the Bank had a single finance lease with an arrangement that requires monthly payments through 2033. For interest expense, rent expense, and future minimum finance lease payments due under non-cancelable leases at December 31, 2019, see Note 7, "Leases".

NOTE 7 - LEASES

Lease Arrangements

The Company has entered into leases in the normal course of business primarily for real property for branches and office space with terms extending through 2034.

The Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's balance sheet. The Company has not been reasonably certain that the Company would exercise any lease term options, and therefore, does not include lease extensions and termination options in the lease term recognized on the balance sheet.

Leases are classified as operating or finance leases at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is initially based on the FHLB amortizing advance rate, adjusted for the lease term and other factors.

ROU assets and lease liabilities by lease type, and the associated balance sheet classification, are as follows:

Lease right-of-use assets	Classification	December 31, 2019
Operating leases	Other Assets	$39,594
Finance lease	Other Assets	2,819
Total right-of-use assets		$42,413

Lease liabilities	Classification	December 31, 2019
Operating leases	Other Liabilities	$41,308
Finance lease	Other Liabilities	2,942
Total lease liabilities		$44,250

Lease Expense
Rent expense related to these leases was $5,904, $5,528 and $4,454 for 2019, 2018 and 2017, respectively. Interest expense related to the finance lease was $164 for the year ended December 31, 2019.

The components of total lease cost were as follows for the period ending:

Lease costs	December 31, 2019
Operating lease cost	$5,069
Variable lease cost	406
Short-term lease cost	228
Finance lease cost
Interest on lease liabilities(1)	164
Amortization of right-of-use asset	201
Total lease cost	$6,068

(1) Included in interest expense on Federal Home Loan Advances and other borrowings in the Company's consolidated statement of income. All other lease costs in this table are included in occupancy and equipment expense.

Lease Obligations

Future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of December 31, 2019, are as follows:

December 31, 2019	Finance Lease	Operating Leases
2020	$276	$4,849
2021	280	4,871
2022	284	4,856
2023	288	4,885
2024	293	4,901
Thereafter	2,840	31,277
Total undiscounted lease payments(1)	4,261	55,639
Less: imputed interest	(1,319)	(14,331)
Net lease liabilities	$2,942	$41,308
(1) On February 5, 2020, the Company purchased the properties at Columbia Avenue and 120 9th Avenue locations in Franklin, Tennessee, therefore ending the lease agreements. The total undiscounted operating lease payments at December 31, 2019 would be reduced by approximately $27,553 from $55,639 to $28,086 at December 31, 2019 taking in consideration these purchases.
Supplemental Lease Information

Weighted-average remaining lease term	December 31, 2019
Operating leases	11.16 years
Finance lease	14.01 years

Weighted-average discount rate
Operating leases	5.49%
Finance lease	5.49%

Cash flow information:	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,743
Operating cash flows from finance leases	164
Financing cash flows from finance lease	108
We lease certain branch facilities from various partnership interests of certain directors. Payments related to these partnership leases are noted in Note 15, “Related Party Transactions”.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill: Goodwill was $18,176 at December 31, 2019 and 2018.
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2019, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Goodwill associated with Midsouth and Civic mergers are not amortizable for book or tax deductible.
Acquired Intangible Assets: As of December 31, 2019 and 2018, the Company had net core deposit intangibles of $448 and $952, respectively. At the time of the acquisition of MidSouth, the Company recorded a core deposit intangible of $3,059, which is being amortized over 8.2 years. Through December 31, 2019, the Company has recognized amortization of $2,726 related to the MidSouth core deposit intangible. At the time of the acquisition of Civic, the Company recorded a core deposit intangible of $558, which is being amortized over 3.2 years. Through December 31, 2019, the Company has recognized amortization of $443 related to the Civic core deposit intangible.

The following table represents acquired intangible assets at December 31, 2019 and 2018:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired intangible assets:
Core deposit intangibles	$3,617	$(3,169)	$3,617	$(2,665)
Aggregate amortization expense was $504, $612 and $473 for 2019, 2018 and 2017, respectively.
The following table presents the estimated remaining amortization expense:

2020	$304
2021	121
2022	23

NOTE 9 - DEPOSITS
Composition of deposits is as follows:

	December 31, 2019	December 31, 2018
Retail	$1,600,832	$1,450,370
Brokered	632,241	797,795
Local Government	386,903	782,890
Reciprocal and other	587,608	400,752
Total	$3,207,584	$3,431,807
At December 31, 2019 and 2018, time deposits in denominations of $250 or greater totaled $182,435 and $368,635, respectively. At December 31, 2019 and 2018, the Company had $151 and $142, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.
Scheduled maturities of time deposits for the next five years were as follows:

2020	$374,096
2021	243,614
2022	88,286
2023	30,919
2024	12,114
Total	$749,029

NOTE 10 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
As of December 31, 2019 and 2018, the Bank had federal funds lines (or the equivalent thereof) with correspondent banks totaling $217,500 and $217,500, respectively. There was $0 in outstanding federal funds purchased at December 31, 2019 and 2018.
The Bank enters into borrowing arrangements with our retail business customers and correspondent banks through agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these short-term borrowing arrangements. At maturity the securities underlying the agreements are returned to the Company. At December 31, 2019 and 2018, there were no repurchase agreements and no securities pledged to secure repurchase agreements.
Information concerning securities sold under agreements to repurchase is summarized as follows:

	2019	2018	2017
Average daily balance during the year	$—	$11,302	$32,428
Average interest rate during the year	—%	1.29%	0.85%
Maximum month-end balance during the year	$—	$36,071	$33,989
Weighted average interest rate at year end	—%	—%	1.14%

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES
The Bank has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgage loans, home equity lines of credit, and commercial real estate. The availability of the line is dependent, in part, on available collateral.
At December 31, 2019 and 2018, the Company had received advances from the FHLB totaling $155,000 and $368,500, respectively.
At December 31, 2019, the scheduled maturities of these advances and interest rates were as follows:

	Scheduled Maturities	Weighted Average Rates
2020	$155,000	2.41%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Qualifying loans totaling approximately $995,104, were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2019. Based on this collateral, the Bank is eligible to borrow up to an additional $633,910 as of December 31, 2019.

NOTE 12 – SUBORDINATED NOTES
At December 31, 2019, the Company’s subordinated notes, net of issuance costs, totaled $58,872. The Company’s subordinated notes, net of issuance costs, totaled $58,693 at December 31, 2018. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 17 of the consolidated financial statements.
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
NOTE 13 – BENEFIT PLANS
A 401(k) benefit plan was adopted to begin benefits on May 1, 2008. The 401(k) benefit plan allows employee contributions of their compensation subject to certain limitations. Employee contributions are matched in the Company’s common stock equal to 100% of the first 2% of the compensation contributed and 50% of the next 4% of the compensation contributed. Expense for the years ended December 31, 2019, 2018 and 2017 was $755, $687 and $621, respectively.
NOTE 14 – INCOME TAXES
A reconciliation of the income tax expense for the years ended December 31, 2019, 2018 and 2017 to the “expected” tax expense, which was computed by applying the statutory federal income tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017 to income before income tax expense, is as follows:

	2019	2018	2017
Computed “expected” tax expense	$3,152	$8,491	$16,321
Increase (reduction) in tax expense resulting from:
State tax expense, net of federal tax effect	(1,924)	(612)	333
Effect of statutory rate changes enacted (1)	—	—	5,323
Non-deductible merger costs	—	67	19
Incentive stock options	439	475	506
Bank owned life insurance	(310)	(320)	(286)
Tax-exempt interest income, net of expense	(875)	(1,296)	(2,585)
Insurance premiums	(324)	(293)	(347)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(201)	(647)	(805)
Other	230	47	52
Income tax expense	$187	$5,912	$18,531
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
Income tax expense (benefit) was as follows:

	2019	2018	2017
Current expense
Federal	$7,647	$6,399	$13,653
State	(503)	(684)	1,093
Deferred expense
Federal	(5,024)	288	(957)
State	(1,933)	(91)	(581)
Deferred tax revaluation expense	—	—	5,323
Income tax expense	$187	$5,912	$18,531

The sources of deferred income tax assets (liabilities) at December 31, 2019 and 2018 and the tax effect is as follows:

	2019	2018
Deferred tax assets:
Organizational and start-up costs	$38	$51
Allowance for loan losses	11,679	5,881
Unrealized loss on securities	—	5,427
Net operating loss carry forward	1,753	2,035
Purchase accounting fair value adjustments	565	594
Accrued other expenses	1,284	701
Nonaccrual loan interest	110	105
Loan fees	1,050	656
Cash flow hedge	416	—
Lease liability	11,565	—
Other	1,652	1,421
Total deferred tax asset	30,112	16,871
Deferred tax liabilities:
Mortgage servicing rights	$(841)	$(879)
Premises and equipment	(1,620)	(1,204)
Prepaid expenses	(431)	(702)
Lease right-of-use asset	(11,085)	—
Unrealized gain on securities	(907)	—
Other	(999)	(897)
Total deferred tax liability	(15,883)	(3,682)
Net deferred tax asset	$14,229	$13,189
At December 31, 2019, the federal net operating loss remaining from the acquisition of MidSouth totaled $8,346, which will expire at various dates from 2029 to 2031. The federal net operating losses that can be utilized are subject to an annual limitation of $1,300. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.
The Company does not have any uncertain tax positions and did not have any interest and penalties recorded in the income statement for the years ended December 31, 2019, 2018 and 2017. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for years before 2016.
NOTE 15 – RELATED PARTY TRANSACTIONS
The Company enters into various credit arrangements with its executive officers, directors and their affiliates, in the ordinary course of business. These arrangements generally take the form of commercial lines of credit, personal lines of credit, mortgage loans, term loans or revolving arrangements secured by personal residences.
Loans to principal officers, directors, and their affiliates during 2019 were as follows:

Beginning balance	$24,339
New loans/advances	1,144
Repayments	(9,122)
Ending balance	$16,361

Deposits from principal officers, directors, and their affiliates at year end 2019 and 2018 were $49,292 and $40,273.
The Bank has entered into various lease agreements between 2014 and 2018 with certain outside directors of the Company for branch and office facilities within Williamson County and Rutherford County, Tennessee. At December 31, 2019,

the approximate future minimum operating lease payments due under non-cancelable operating and capital leases are reported in Note 7, “Leases”.
Rent expense attributable to related party leases in 2019, 2018 and 2017, was $2,124, $3,893 and $2,582, respectively. The future minimum rent payments of $23,165 are associated with related parties. The Company also paid a company affiliated with an outside director $0 during 2019 and 2018, and $831 during 2017 for construction of leasehold improvement. In addition, the Company also paid a company affiliated with an outside director $970, $1,027 and $997 for the procurement of various insurance policies during the years ended December 31, 2019, 2018 and 2017, respectively. In 2018, the Bank sold five trucks for an aggregate of $325 to one of the Company’s directors.
NOTE 16 - SHARE-BASED PAYMENTS
In connection with the Company’s 2010 private offering, 32,425 warrants were issued to shareholders, one warrant for every twenty shares of common stock purchased. Each warrant allowed the shareholders to purchase an additional share of common stock at $12.00 per share. The warrants were issued with an effective date of March 30, 2010 and were exercisable in whole or in part up to seven years following the date of issuance. The warrants were detachable from the common stock. The warrants expired on March 30, 2017; therefore, at December 31, 2018 and 2019, there were no outstanding warrants.
The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $5,917, $6,569, and $2,802, respectively, for 2019, 2018, and 2017. The total income tax benefit related to vesting of restricted stock and exercises of stock options was $201, $647, and $805, respectively, for 2019, 2018 and 2017.
Stock Options:
The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be incentive stock options may be granted after April 9, 2017. As a result, the Company’s Board of Directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan which the Company’s shareholders approved at the 2017 annual meeting of shareholders. On April 12, 2018, the Company’s Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (“Amended and Restated 2017 Plan”) to make certain changes in response to feedback received from its shareholders. The terms of the Amended and Restated 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The Amended and Restated 2017 Plan provides for authorized shares up to 3,500,000. At December 31, 2019, there were 2,410,486 authorized shares available for issuance under the Amended and Restated 2017 Plan.
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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2019	2018	2017
Risk-free interest rate	1.68%	3.10%	2.05%
Expected term	7 years	7.5 years	6.9 years
Expected stock price volatility	29.73%	30.79%	33.21%
Dividend yield	0.60%	—%	0.03%
The weighted average fair value of options granted for the years ended December 31, 2019, 2018 and 2017 was $9.68, $11.50, and $14.43, respectively.
A summary of the activity with respect to stock options for the years ended December 31, 2019, 2018 and 2017 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,395,016	$16.70
Granted	295,820	37.68
Exercised	(180,555)	11.87
Forfeited, expired, or cancelled	(3,113)	25.37
Outstanding at December 31, 2017	1,507,168	$21.37
Granted	572,637	30.48
Exercised	(244,309)	16.83
Forfeited, expired, or cancelled	(27,574)	28.66
Outstanding at December 31, 2018	1,807,922	$24.68
Granted	102,930	27.86
Exercised	(326,818)	17.87
Forfeited, expired, or cancelled	(84,464)	33.64
Outstanding at December 31, 2019	1,499,570	$22.39	6.46	$12,676
Vested or expected to vest	1,424,592	$25.88	5.85	$12,042
Exercisable at December 31, 2019	832,993	$19.62	5.85	$12,251

	2019	2018	2017
Stock options exercised:
Intrinsic value of options exercised	$4,268	$4,873	$4,878
Cash received from options exercised	5,307	3,047	1,615
Tax benefit realized from option exercises	86	565	484
As of December 31, 2019, there was $3,439 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock and Restricted Stock Units:
Additionally, the Company’s 2007 Plan and the Amended and Restated 2017 Plan each provides for the granting of restricted share awards and other performance related incentives. When restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. In April 2019, the Company began awarding restricted stock units which participants do not have voting rights or dividend rights until the restrictions have lapsed. These awards typically have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant. During 2019, 1,255 restricted share awards were granted from the Amended and Restated 2017 Plan, and during 2018, 126,288 restricted share awards were granted from the Company’s 2007 Plan. All future restricted share awards will be granted from the Amended and Restated 2017 Plan.

A summary of activity for non-vested restricted share awards for the year ended December 31, 2019, 2018 and 2017 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2017	106,458	$19.81
Granted	27,282	37.35
Vested	(38,995)	18.40
Forfeited	(564)	28.66
Non-vested at December 31, 2017	94,181	$25.42
Granted	126,288	33.04
Vested	(40,134)	26.69
Forfeited	(3,819)	31.80
Non-vested at December 31, 2018	176,516	$31.07
Granted	1,255	31.87
Vested	(85,151)	29.51
Forfeited	(1,628)	31.42
Non-vested at December 31, 2019	90,992	$32.54
Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2019, there was $1,093 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $2,395, $1,382, and $1,432, respectively.

The Company began granting restricted stock units in 2019. The following table outlines restricted stock units that were granted, grouped by similar vesting criteria, during the twelve months ended December 31, 2019:

Grant Year	Units Awarded	Service Period	Period in which units to be settled into shares of common stock
2019	3,447	0.5 years	2019
2019	156,804	3 years	2022

Stock compensation expense related with the restricted stock units for the twelve months ended December 31, 2019 was $1,288. There was no expense related to restricted stock units in 2018. This stock compensation is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of December 31, 2019, there was $3,099 of total unrecognized compensation expense related to non-vested units granted under the 2007 Plan and Amended and Restated 2017 Plan. The expense is expected to be recognized over a weighted-average period of 2.3 years.
NOTE 17 – REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Management believes that, as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of Common Equity Tier 1 Capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016 and the requirements were fully phased in on January 1, 2019. The capital conservation buffer threshold for 2019 was 2.5%. A banking organization with a buffer greater than 2.5% will not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% will be subject to increasingly stringent limitations as the buffer approaches zero. The rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum capital ratios of (i) 7% for Common Equity Tier 1 Capital, (ii) 8.5% Tier 1 Capital, and (iii) 10.5% Total Capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. Now that the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action (“PCA”) well-capitalized thresholds. PCA regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the institution’s category. Actual and required capital amounts and ratios are presented below as of December 31, 2019 and 2018 for the Company and Bank.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Company-Level
Common equity Tier 1 capital to RWA	$388,199	11.9%	$146,711	4.5%	N/A	N/A
Total Capital to RWA	$487,966	15.0%	$260,819	8.0%	N/A	N/A
Tier 1 (Core) Capital to RWA	$388,199	11.9%	$195,614	6.0%	N/A	N/A
Tier 1 (Core) Capital to average assets	$388,199	10.3%	$151,456	4.0%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$441,348	13.6%	$146,491	4.5%	$211,599	6.5%
Total Capital to RWA	$482,183	14.8%	$260,429	8.0%	$325,536	10.0%
Tier 1 (Core) Capital to RWA	$441,348	13.6%	$195,322	6.0%	$260,429	8.0%
Tier 1 (Core) Capital to average assets	$441,348	11.7%	$151,255	4.0%	$189,069	5.0%

December 31, 2018
Company-Level
Common equity Tier 1 capital to RWA	$367,096	12.2%	$135,598	4.5%	N/A	N/A
Total Capital to RWA	$449,325	14.9%	$241,064	8.0%	N/A	N/A
Tier 1 (Core) Capital to RWA	$367,096	12.2%	$180,798	6.0%	N/A	N/A
Tier 1 (Core) Capital to average assets	$367,096	8.8%	$167,553	4.0%	N/A	N/A
Bank-Level
Common equity Tier 1 capital to RWA	$421,335	14.0%	$135,613	4.5%	$195,886	6.5%
Total Capital to RWA	$444,871	14.8%	$241,090	8.0%	$301,363	10.0%
Tier 1 (Core) Capital to RWA	$421,335	14.0%	$180,818	6.0%	$241,090	8.0%
Tier 1 (Core) Capital to average assets	$421,335	10.1%	$167,420	4.0%	$209,275	5.0%
Note: Minimum ratios presented exclude the capital conservation buffer.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Under these dividend restrictions, and while maintaining its "well capitalized" status, the Bank could pay aggregate dividends of approximately 80,072 to the Company, at December 31, 2019. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future periods.
NOTE 18 - FAIR VALUE
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities: residential	$—	$375,943	$—
Mortgage-backed securities: commercial	—	17,780	—
Corporate Notes	—	33,361	—
State and political subdivisions	—	225,048	—
Total securities available for sale	$—	$652,132	$—
Loans held for sale	$—	$43,162	$—
Other assets	$—	$225	$—
Liabilities
Other liabilities	$—	$73	$—

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$253,014	$—	$—
U.S. government sponsored entities and agencies	—	21,888	—
Mortgage-backed securities: residential	—	580,699	—
Mortgage-backed securities: commercial	—	24,844	—
Corporate Notes	—	12,424	—
State and political subdivisions	—	137,799	—
Total securities available for sale	$253,014	$777,654	$—
Loans held for sale	$—	$11,103	$—
Other assets	$—	$206	$—
Liabilities
Other liabilities	$—	$129	$—

The Company used the following methods and significant assumptions to estimate the fair value of financial instruments that are measured at fair value on a recurring basis:
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
Other assets: Included in other assets are certain assets carried at fair value and interest rate locks associated with the mortgage loan pipeline. The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. These assets are valued using similar observable data that occurs in the market (Level 2)
Loans Held For Sale: These loans are typically sold to an investor following loan origination and the fair value of such accounts are readily available based on direct quotes from investors or similar transactions experienced in the secondary loan market. Fair value adjustments, as well as realized gains and losses are recorded in current earnings. Fair value is determined by market prices or similar transactions adjusted for specific attributes of that loan (Level 2).
Other Liabilities: The Company has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, and the cash flow hedge and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on pricing models that utilize observable market inputs (Level 2).
There were no transfers between levels for the years ended December 31, 2019 and 2018.

The following table presents assets measured at fair value on a non-recurring basis. There were no liabilities measured at fair value on a non-recurring basis as December 31, 2019 and 2018.

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
December 31, 2019
Impaired loans, net: (1)
Residential real estate:
Closed-end 1-4 family	$626	$—	$—	$626	$—
Commercial and industrial	3,763	—	3,650	113	—
Total	$4,389	$—	$3,650	$739	$—

December 31, 2018
Impaired loans, net(1)
Commercial and industrial	$150	$—	$—	$150	$—

(1) Amount is net of a valuation allowance of $20,771 and $17 at December 31, 2019 and 2018, respectively, as required by ASC 310-10, "Receivables."

As of December 31, 2019 and 2018, the only Level 3 assets with material unobservable inputs are associated with impaired loans. The table above includes those loans that are impaired and have a carrying balance as of December 31, 2019, and 2018.
Impaired Loans: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan's collateral. For real estate loans, fair value of the impaired loan's collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically is 10% of the appraised value. For non-real estate collateral loans, the unobservable inputs will vary depending on the credit. The fair value of the impaired loan's collateral may be determined using a third party appraisal, transactional values, discounted cash flows (DCF), sales comparisons, asset value, or aging reports, adjusted or discounted. As of December 31, 2019 the fair value of the non-real estate collateral loans was determined primarily based on the transactional value, resulting in a Level 2 fair value classification.
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

The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO. The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair values at December 31, 2019 and 2018:
Financial Instruments Recorded Using Fair Value Option
At December 31, 2019, the unpaid principal balance of loans held for sale was $42,152, resulting in an unrealized gain of $1,010 included in gains on sale of loans. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2019. At December 31, 2018, the unpaid principal balance of loans held for sale was $10,722, resulting in an unrealized gain of $381 included in mortgage banking revenue.

	Carrying Amount	Level 1	Fair Value Measurements at December 31, 2019 Using:		Total
			Level 2	Level 3
Assets
Cash and cash equivalents	$234,991	$234,991	$—	$—	$234,991
Securities available for sale	652,132	—	652,132	—	652,132
Certificates of deposit held at other financial institutions	3,590	—	3,590	—	3,590
Loans held for sale	43,162	—	43,162	—	43,162
Net loans	2,767,008	—	—	2,753,761	2,753,761
Servicing rights, net	3,246	—	—	3,922	3,922
Other assets	225	—	225	—	225
Accrued interest receivable	12,362	96	3,775	8,491	12,362
Liabilities
Deposits	$3,207,584	$2,458,555	$749,656	$—	$3,208,211
Federal Home Loan Bank advances	155,000	—	155,090	—	155,090
Subordinated notes	58,872	—	—	60,922	60,922
Other liabilities	73	—	73	—	73
Accrued interest payable	4,201	154	687	3,360	4,201

	Carrying Amount	Level 1	Fair Value Measurements at December 31, 2018 Using:		Total
			Level 2	Level 3
Assets
Cash and cash equivalents	$280,212	$280,212	$—	$—	$280,212
Securities available for sale	1,030,668	253,014	777,654	—	1,030,668
Certificates of deposit held at other financial institutions	3,594	—	3,594	—	3,594
Securities held to maturity	121,617	—	118,955	—	118,955
Loans held for sale	11,103	—	11,103	—	11,103
Net loans	2,648,948	—	—	2,622,386	2,622,386
Servicing rights, net	3,403	—	—	4,836	4,836
Other assets	206	—	206	—	206
Accrued interest receivable	13,337	71	5,539	7,727	13,337
Liabilities
Deposits	$3,431,807	$2,105,951	$1,319,326	$—	$3,425,277
Federal Home Loan Bank advances	368,500	—	366,786	—	366,786
Subordinated notes	58,693	—	—	59,852	59,852
Other liabilities	129	—	129	—	129
Accrued interest payable	4,700	146	3,866	688	4,700

At December 31, 2019 there were ten collateral-dependent impaired loans carried at fair value of $739 resulting in an additional provision for loan losses of $20,771 recorded related to impaired loans recorded at fair value of collateral. At December 31 2018, there was one collateral dependent impaired loan carried at fair value of $150 resulting in an additional provision for loan losses of $17 recorded related to impaired loans recorded at fair value of collateral.
There were no foreclosed assets as of December 31, 2019 and 2018, and accordingly, there were no properties at December 31, 2019 and 2018 that required write-downs to fair value resulting in no write downs for the years ended December 31, 2019 and 2018.
The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO. These fair value adjustments result from impairments recognized during the period, and the application of fair value less cost to sell on OREO. The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair values at December 31, 2019 and 2018:
The carrying amounts and estimated fair values of financial instruments, at December 31, 2019 and 2018 are as in the tables below. The methods and assumptions not previously described used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
(b) Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: In accordance with ASU 2016-01, the fair value of loans held for investment, is estimated using a cash flow projection methodology that relies on three primary assumptions: (1) the expected prepayment rate of loans; (2) the magnitude of future net losses based on expected default rate and severity of loss; and (3) the discount rate applicable to the expected cash flows of the loan portfolio. Loans are considered a Level 3 classification.
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
(g) Subordinated Notes: The fair values of the Company's subordinated notes are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.
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

NOTE 19 – DERIVATIVES
The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.
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

A summary of the Company's fair value hedge relationships as of December 31, 2019 are as follows (in thousands):

					December 31, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other Liabilities	7.32	2.53%	3 month LIBOR	$101,205	$4,954	$—	$—

The effects of fair value hedge relationships reported in interest income on securities on the consolidated statements of income for the twelve months ended December 31, 2019 and 2018 were as follows (in thousands):

		Amount of Gain Recognized in Income
	Location of Gain on Hedged Item	Twelve months ended December 31,
		2019	2018
Liability derivatives
Interest rate swap agreements - securities	Interest Income	$4,954	$—

		Amount of Loss Recognized in Income
	Location of Loss on Derivative	Twelve months ended December 31,
		2019	2018
Liability derivatives
Interest rate swap agreements - securities	Interest Income	$(4,954)	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2019:

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Line item on the balance sheet
Securities available-for-sale	$101,205	$—	$4,954	$—

Derivatives Designated as Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company's cash flow hedge relationships as of December 31, 2019 are as follows (in thousands):

					December 31, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements	Deposits	2.34	2.23%	1 month LIBOR	$100,000	$1,592	$—	$—

There were no cash flow hedge relationships as of December 31, 2018.

The effects of the Company's cash flow hedge relationships on the statement of comprehensive income (loss) during the twelve months ended December 31, 2019 and 2018 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Twelve months ended December 31,
	2019	2018
Interest rate swap agreements	$(1,176)	$—

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps.
Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships. At year-end 2019, the Company had approximately $48,999 of interest rate lock commitments and approximately $62,824 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $225 and $73, respectively, at December 31, 2019. At year-end 2018, the Company had approximately $28,731 of interest rate lock commitments and approximately $31,519 of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset and liability of $206 and $129, respectively, at December 31, 2018. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in mortgage banking revenue.
The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	2019	2018	2017
Forward contracts related to mortgage loans held for sale and interest rate contracts	$56	$94	$32
Interest rate contracts for customers	19	31	(54)
The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of December 31, 2019 and 2018:

	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$48,999	$225	$28,731	$206
Forward contracts related to mortgage loans held for sale	$62,824	$(73)	$31,519	$(129)

NOTE 20 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$48,999	$—	$28,731	$—
Unused lines of credit	89,040	701,326	128,313	526,271
Standby letters of credit	7,119	48,750	8,293	31,731
Commitments to make loans are generally made for periods of over 365 days. The fixed rate loan commitments have interest rates ranging from 2.82% to 12.00% and maturity terms ranging from less than 1 year to 25 years.

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Franklin Financial Network, Inc. follows:
CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$3,625	$3,364
Investment in banking subsidiary	463,496	426,979
Investment in other subsidiaries	3,527	1,919
Other assets	1,841	1,617
Total assets	$472,489	$433,879
LIABILITIES AND EQUITY
Subordinated notes	$58,872	$58,693
Accrued expenses and other liabilities	3,284	2,446
Shareholders’ equity	410,333	372,740
Total liabilities and shareholders’ equity	$472,489	$433,879

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2019	2018	2017
Dividends from subsidiaries	$5,500	$5,925	$4,000
Other income	249	203	171
Interest expense	4,328	4,328	4,321
Other expense	7,614	5,163	2,890
Loss before income tax and undistributed subsidiaries income	(6,193)	(3,363)	(3,040)
Income tax benefit	(2,855)	(2,229)	(2,671)
Equity in undistributed subsidiaries income	18,160	35,655	28,468
Net income	$14,822	$34,521	$28,099
Comprehensive income	$31,982	$25,966	$29,997

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$14,822	$34,521	$28,099
Adjustments:
Equity in undistributed subsidiaries income	(18,160)	(35,655)	(28,468)
Amortization of debt issuance costs	179	178	178
Stock-based compensation	851	1,008	219
Change in other assets	(208)	(1,367)	728
Change in other liabilities	839	(1,908)	686
Net cash from operating activities	(1,677)	(3,223)	1,442
Cash flows from investing activities
Investments in subsidiaries	—	(26,512)	(1,359)
Net cash acquired from acquisition (See Note 2)	—	24,660	—
Net cash from investing activities	—	(1,852)	(1,359)
Cash flows from financing activities
Proceeds from exercise of common stock warrants	—	—	150
Proceeds from exercise of common stock options	5,307	3,047	1,615
Proceeds from issuance of common stock, net of offering costs	—	(242)	—
Divestment of common stock issued to 401(k) plan	—	(308)	(256)
Redemption of Series A preferred stock	—	—	—
Purchase of Treasury Stock	(717)	—	—
Dividends paid on common stock	(2,636)	—	—
Noncontrolling interest distributions	(16)	(16)	—
Net cash from financing activities	1,938	2,481	1,509
Net change in cash and cash equivalents	261	(2,594)	1,592
Beginning cash and cash equivalents	3,364	5,958	4,366
Ending cash and cash equivalents	$3,625	$3,364	$5,958
Non-cash supplemental information:
Transfers from subsidiary stock based compensation expense to parent company only additional paid-in capital	$5,066	$5,561	$2,583

NOTE 22 – EARNINGS PER SHARE
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

	Year Ended December 31,
	2019	2018	2017
Basic
Net income available to common shareholders	$14,806	$34,505	$28,083
Less: earnings allocated to participating securities	(120)	(372)	(219)
Net income allocated to common shareholders	$14,686	$34,133	$27,864
Weighted average common shares outstanding including participating securities	$14,633,399	$14,169,294	$13,145,005
Less: Participating securities	(118,747)	(152,638)	(102,650)
Average shares	14,514,652	14,016,656	13,042,355
Basic earnings per common share	$1.01	$2.44	$2.14
Diluted
Net income allocated to common shareholders	$14,686	$34,133	$27,864
Weighted average common shares outstanding for basic earnings per common share	14,514,652	14,016,656	13,042,355
Add: Dilutive effects of assumed exercises of stock options	352,242	540,302	633,738
Add: Dilutive effects of assumed exercises of stock warrants	—	—	1,578
Add: Dilutive effects of assumed vesting of restricted stock units	95,413	$—	$—
Average shares and dilutive potential common shares	$14,962,307	$14,556,958	$13,677,671
Dilutive earnings per common share	$0.98	$2.34	$2.04

Average stock options of 876,086, 546,325, and 285,706 shares of common stock were not considered in computing diluted earnings per common share for the year ended December 31, 2019, 2018, and 2017, respectively, because they were antidilutive.

NOTE 23 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)
The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2019 and 2018:

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income Statement Data ($):
Interest income	$43,185	$46,531	$47,453	$47,523	$46,045	$43,717	$42,136	$38,047
Interest expense	15,072	18,269	20,088	20,103	19,125	17,155	15,231	12,931
Net interest income	28,113	28,262	27,365	27,420	26,920	26,562	26,905	25,116
Provision for loan losses	18,961	1,000	7,031	5,055	975	136	570	573
Noninterest income	4,573	4,793	4,923	3,486	(383)	3,442	4,147	3,456
Noninterest expense	21,279	18,614	19,370	22,616	21,689	18,251	18,050	15,488
Net (loss) income before taxes	(7,554)	13,441	5,887	3,235	3,873	11,617	12,432	12,511
Income tax (benefit) expense	(2,970)	2,117	706	334	122	1,068	2,263	2,459
Net (loss) income	(4,584)	11,324	5,181	2,901	3,751	10,549	10,169	10,052
Net income available to common shareholders	(4,592)	11,324	5,173	2,901	3,743	10,549	10,161	10,052
(Loss) Earnings per share, basic(1)	$(0.31)	$0.77	$0.35	$0.20	$0.26	$0.73	$0.71	$0.76
(Loss) Earnings per share, diluted(1)	$(0.31)	$0.75	$0.34	$0.19	$0.25	$0.70	$0.68	$0.73
(1) Quarterly rounding may vary from year-to-date totals