Form 10-Q
period 2020-03-31
Franklin Financial Network Inc.
filed 2020-05-07
CIK 1407067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-36895
________________________________________________________
FRANKLIN FINANCIAL NETWORK, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 29, 2020, was 14,919,433.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding, among other things, our anticipated financial and operating results, the transaction with FB Financial Corporation, the impact of the COVID-19 pandemic, our plans regarding reductions in non-core banking activities and our Corporate and Healthcare loan portfolio. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” “may,” “could,” “would,” “should,” “hope,” “pursue,” “seek,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020, and in this Form 10-Q. We caution readers that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Readers are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Form 10-Q is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.
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
•changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverage; and
•future equity issuances under our Amended and Restated 2017 Omnibus Equity Incentive Plan and future sales of our common stock by us or our executive officers or directors;
•the continuation of the disruption to the global and national economy caused by COVID-19, which could affect our capital and liquidity position, impair the ability of borrowers to repay outstanding loans and increase our allowance for loan and lease losses, impair the collateral values, cause an outflow of deposits, result in lost revenue or additional expenses, result in goodwill impairment charges, and increase our cost of capital;
•natural or other disasters, including acts of terrorism and pandemics, could have an adverse effect on us, including a material disruption of our operations or the ability or willingness of clients to access our products and services;

•widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties could adversely impact our financial condition and results of operations; and
•depressed market values for our stock and adverse economic conditions sustained over a period of time may require a write down to goodwill.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed March 16, 2020 with the SEC, as well as the section below entitled “Statement Regarding the Impact of the COVID-19 Pandemic” and the section entitled “Risk Factors” in this Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Statement Regarding the Impact of the COVID-19 Pandemic

The Company prioritizes the health and safety of its employees and customers, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves. Lastly, the Company is actively participating in the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") in an effort to continue to serve its customers and the communities it serves.

Throughout this Form 10-Q, the Company has sought to describe the historical and future impact of the COVID-19 pandemic on the Company's operations, including the discussions of our loan loss provision and allowance for loan and lease losses. Although the Company believes that the statements that pertain to future events, results and trends and their impact on the Company's business are reasonable at the present time, those statements are not historical facts and are based upon current assumptions, expectations, estimates and projections, many of which, by their nature, are beyond the Company's control. Accordingly, all discussions regarding future events, results and trends and their impact on the Company's business, even in the near term, are necessarily uncertain given the fluid and evolving nature of the pandemic.

If the health, logistical or economic effects of the pandemic worsen, or if the assumptions, expectations, estimates or projections that underlie the Company's statements regarding future effects or trends prove to be incorrect, then the Company's operations may be materially and adversely impacted in ways that the Company cannot reasonably forecast.

Therefore, when reading this Form 10-Q, undue reliance should not be placed upon any statement pertaining to future events, results and trends and their impact on the Company's business in future periods.

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from financial institutions	$173,482	$234,991
Certificates of deposit at other financial institutions	3,345	3,590
Securities available for sale	543,225	652,132
Loans held for sale, at fair value	42,682	43,162
Loans held for investment	2,855,768	2,812,444
Allowance for loan losses	(38,403)	(45,436)
Net loans	2,817,365	2,767,008
Restricted equity securities, at cost	24,844	24,802
Premises and equipment, net	48,470	12,141
Accrued interest receivable	12,043	12,362
Bank owned life insurance	57,082	56,726
Deferred tax asset	12,846	14,229
Servicing rights, net	3,057	3,246
Goodwill	18,176	18,176
Core deposit intangible, net	354	448
Other assets	34,630	53,149
Total assets	$3,791,601	$3,896,162
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$387,195	$319,373
Interest bearing	2,750,276	2,888,211
Total deposits	3,137,471	3,207,584
Federal Home Loan Bank advances	135,000	155,000
Subordinated notes, net	58,916	58,872
Accrued interest payable	3,179	4,201
Other liabilities	48,187	60,079
Total liabilities	3,382,753	3,485,736
Commitments and Contingencies (Note 9)
Equity
Preferred stock, no par value: 1.0 million shares authorized; no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value: 30.0 million authorized; 14.9 million issued and outstanding at March 31, 2020 and 14.8 million issued and outstanding December 31, 2019, respectively	277,341	275,412
Retained earnings	131,061	133,102
Accumulated other comprehensive income	353	1,819
Total shareholders’ equity	408,755	410,333
Non-controlling interest in consolidated subsidiary	93	93
Total equity	408,848	410,426
Total liabilities and equity	$3,791,601	$3,896,162

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income and dividends
Loans, including fees	$37,038	$38,338
Securities:
Taxable	2,424	6,394
Tax-Exempt	1,383	1,470
Dividends on restricted equity securities	162	334
Federal funds sold and other	600	987
Total interest income	41,607	47,523
Interest expense
Deposits	12,246	16,990
Federal funds purchased and repurchase agreements	14	72
Federal Home Loan Bank advances and other borrowings	801	1,959
Subordinated notes	1,082	1,082
Total interest expense	14,143	20,103
Net interest income	27,464	27,420
Provision for loan losses	13,022	5,055
Net interest income after provision for loan losses	14,442	22,365
Noninterest income
Service charges on deposit accounts	92	74
Other service charges and fees	897	757
Mortgage banking revenue	2,685	1,672
Wealth management	814	627
Gain on sale or call of securities	1,396	149
Net loss on sale of loans held for investment	(416)	(217)
Net gain on sale of foreclosed assets	2	4
Other	423	420
Total noninterest income	5,893	3,486
Noninterest expense
Salaries and employee benefits	12,580	14,743
Occupancy and equipment	3,086	3,113
FDIC assessment (income) expense	450	990
Marketing	245	319
Professional fees	3,068	923
Amortization of core deposit intangible	94	145
Other	2,898	2,383
Total noninterest expense	22,421	22,616
(Loss) income before income tax expense	(2,086)	3,235
Income tax (benefit) expense	(938)	334
Net (loss) income	(1,148)	2,901
Earnings attributable to noncontrolling interest	—	—
Net (loss) income available to common shareholders	$(1,148)	$2,901
(Loss) earnings per share:
Basic	$(0.08)	$0.20
Diluted	(0.08)	0.19

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(1,148)	$2,901
Other comprehensive income (loss), net of tax:
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	1,739	13,111
Reclassification adjustment for losses (gains) on sales, calls, and prepayments of securities included in net income	(1,396)	(149)
Tax effect, includes $365 and $58, respectively, income tax (benefit) expense from sales of securities	(80)	(4,208)
Net unrealized gains (losses) on securities	263	8,754
Unrealized gain/loss on cash flow hedge:
Unrealized holding gain (loss) arising during the period	(2,341)	—
Tax effect	612	—
Net unrealized gains (losses) on cash flow hedge	(1,729)	—
Total other comprehensive (loss) income	(1,466)	8,754
Comprehensive (loss) income	$(2,614)	$11,655

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2020 and March 31, 2019
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Shareholders’ Equity
	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
		Shares	Amount
Balance at January 1, 2019	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833
Cumulative effect of accounting change related to adoption of ASU 2017-08				(2,244)			(2,244)
Exercise of common stock options, includes net settlement of shares	—	35,046	524	—	—	—	524
Stock based compensation expense, net of restricted share forfeitures	—	—	1,329	—	—	—	1,329
Issuance of restricted stock awards, net of forfeitures	—	1,208	—	—	—	—	—
Cash Dividends - common stock ($0.04 per share)				(583)			(583)
Net income	—	—	—	2,901	—	—	2,901
Other comprehensive income	—	—	—	—	8,754	—	8,754
Balance at March 31, 2019	$—	14,574,339	$266,758	$123,250	$(6,587)	$93	$383,514

Balance at January 1, 2020	$—	14,821,594	$275,412	$133,102	$1,819	$93	$410,426
Exercise of common stock options, includes net settlement of shares	—	37,416	417	—	—	—	417
Stock based compensation expense, net of restricted share forfeitures	—	—	1,512	—	—	—	1,512
Issuance of restricted stock awards, net of forfeitures, and vesting of restricted stock units	—	694	—	—	—	—	—
Cash dividends - common stock ($0.06 per share)	—	—	—	(893)	—	—	(893)
Net loss	—	—	—	(1,148)	—	—	(1,148)
Other comprehensive loss	—	—	—	—	(1,466)	—	(1,466)
Balance at March 31, 2020	$—	14,859,704	$277,341	$131,061	$353	$93	$408,848

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$(1,148)	$2,901
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	585	410
Accretion of purchase accounting adjustments	(108)	(172)
Net amortization of securities	1,335	1,212
Amortization of loan servicing right asset	358	225
Amortization of core deposit intangible	94	145
Amortization of debt issuance costs	44	45
Provision for loan losses	13,022	5,055
Impairment charges on loan servicing right asset	225	—
Deferred income tax benefit	1,914	(2,115)
Excess tax benefit related to stock compensation	(210)	(113)
Origination of loans held for sale	(186,974)	(85,008)
Proceeds from sale of loans held for sale	188,952	75,791
Net gain on sale of loans held for sale	(1,892)	(1,598)
(Gain) Loss on sale of loans held for investment	416	223
Gain on sale of available for sale securities	(1,396)	(149)
Income from bank owned life insurance	(356)	(375)
Stock-based compensation	1,512	1,329
Deferred gain on sale of loans	(4)	(4)
Deferred gain on sale of foreclosed assets	(2)	(4)
Net change in:
Accrued interest receivable and other assets	(361)	(12,900)
Accrued interest payable and other liabilities	(4,248)	3,646
Net cash from operating activities	$11,758	(11,456)
Cash flows from investing activities
Securities available for sale :
Sales and calls	102,426	259,613
Purchases	(369)	(80,360)
Maturities and prepayments	15,663	62,050
Securities held to maturity :
Maturities, prepayments and calls	—	2,448
Net change in loans	(87,662)	(142,678)
Proceeds from sale of loans held for investment	23,975	—
Purchase of restricted equity securities	(42)	(972)
Purchases of premises and equipment, net	(36,914)	(721)
Decrease in certificates of deposits at other financial institutions	245	—
Net cash from investing activities	$17,322	$99,380
Cash flows from financing activities
(Decrease) increase in deposits	(70,113)	(115,964)
Proceeds from Federal Home Loan Bank advances	95,000	190,000
Repayment of Federal Home Loan Bank advances	(115,000)	(142,000)
Proceeds from exercise of common stock options	417	524
Dividends paid on common stock	(893)	(583)
Net cash from financing activities	(90,589)	(68,023)
Net change in cash and cash equivalents	(61,509)	19,901
Cash and cash equivalents at beginning of period	234,991	280,212
Cash and cash equivalents at end of period	$173,482	$300,113
Supplemental information:
Interest paid	$15,166	$19,762
Income taxes paid	—	1,428
Non-cash supplemental information:
Establishment and extinguishment of lease liability and right-of use asset	$(20,243)	$43,723
Transfers from securities held to maturity to securities available for sale	$—	$1,206
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

The Company provides financial services through its offices in Franklin, Brentwood, Spring Hill, Murfreesboro, Nashville, Nolensville, and Smyrna, Tennessee, as well as through its loan and deposit production location in Mt. Juliet, Tennessee. Its primary deposit products are checking, savings, and certificate of deposit accounts, and its primary lending products are commercial and residential construction, commercial, installment loans and lines secured by home equity. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid by cash flow from operations of businesses. The Company also focuses on electronic banking products such as internet banking, remote deposit capture and lockbox services.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. On January 21, 2020, the Company announced a strategic merger with FB Financial Corporation that is projected to close in the third quarter of 2020.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. During the first quarter of 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

The United States Congress, the President of the United States, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2.2 trillion legislative relief package. The goal of the CARES Act is to limit the impact of a potentially severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and medical providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware in this Form 10-Q.

Financial position and results of operations

The Company’s fee income could be reduced due to the impacts of COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

The Company’s interest income could be reduced due to the impacts of COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued may need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Positively, the Company could see a near-term, non-recurring benefit to interest income due to the origination fees paid by the SBA related to PPP loans that are originated and funded by the Company. At this time, the Company is unable to project the materiality of such an impact.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its eligible clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment, typically for 90 days. As of April 30, 2020, the Company has executed over 420 of these deferrals on outstanding loan balances of approximately $644,000. During the period ending March 31, 2020, interagency guidance and the CARES Act rules provided clarity to accounting for modifications whereby under certain circumstances, such modifications would not be considered troubled debt restructurings ("TDRs"). As such, the aforementioned modified loans have not been classified as TDRs.

With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting its customers with applications for these SBA-guaranteed loans through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, the Company has closed or approved with the SBA over 325 PPP loans representing approximately $50,000 in funding. The Company continues to work with eligible customers to originate and fund PPP loans. It is the Company’s understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan and lease losses through additional provision expense charged to earnings.

Credit

Pertaining to the Company’s March 31, 2020 financial condition and results of operations, COVID-19 had an impact on the Company’s allowance for loan and lease losses (“ALLL”) and resulting provision for loan losses are impacted by changes in economic conditions. The execution of the payment deferral program discussed previously improved our ratio of past due loans to total loans.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or equity.

Recently Adopted and Effective Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. ASU 2017-04 became effective for us on January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 became effective for us on January 1, 2020, and only revises disclosure requirements. It did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 became effective for the Company on January 1, 2020, and it did not have a significant impact on our financial statements.
Status of New Accounting Standard for Accounting for Allowance for Credit Losses

On January 1, 2020, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, became effective for the Company which replaces the existing incurred loss impairment methodology ("ILM") for loans that are collectively evaluated for impairment with a methodology that reflects management’s best estimate of lifetime expected credit losses and requires consideration of reasonable and supportable economic forecasts to develop a lifetime credit loss estimate. Topic 326 requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the allowance for credit losses ("ACL"). The Cumulative Expected Credit Loss ("CECL") standard also simplifies the accounting model for purchased credit impaired loans. Additionally, Topic 326 requires expected credit losses on available-for-sale ("AFS") debt securities be recorded as an ACL. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may utilize an assumption of zero credit losses.

In accordance with Section 4014 of the CARES Act, the Company deferred implementation of CECL and thus elected to continue to utilize the ILM to calculate loan loss reserves in the first quarter 2020.

The temporary deferral of CECL will remain effective until the earlier of the termination of the national emergency declaration concerning the COVID-19 pandemic or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. The Company has taken actions to mitigate the impact or potential prospective credit losses including permitting short-term payment deferrals to current customers, as well as actively participating in the SBA’s PPP. These conditions significantly impact management’s determination of a reasonable and supportable forecast, an essential requirement in the calculation of expected credit losses under CECL methodology. The Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. Management will continue to measure and monitor the estimated impacts of CECL adoption through continued parallel testing of model simulations based on our portfolio composition and current expectations of future economic conditions.

The Company’s CECL implementation efforts will remain in process in order to adequately comply with the provisions of CECL once the deferral period ceases. Management will continue to measure and monitor the estimated impacts of CECL adoption through continued parallel testing of model simulations based on our portfolio composition and current expectations of future economic conditions.
NOTE 2—SECURITIES
The following table summarizes the amortized cost and fair value of the securities available-for-sale portfolio at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Mortgage-backed securities: residential	$286,307	$8,369	$(4)	$294,672
Mortgage-backed securities: commercial	17,445	336	(86)	17,695
Corporate notes	4,500	108	(85)	4,523
State and political subdivisions	230,728	3,447	(7,840)	226,335
Total	$538,980	$12,260	$(8,015)	$543,225

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Mortgage-backed securities: residential	$374,923	$1,876	$(856)	$375,943
Mortgage-backed securities: commercial	17,858	56	(134)	17,780
Corporate notes	32,825	539	(3)	33,361
State and political subdivisions	222,624	2,566	(142)	225,048
Total	$648,230	$5,037	$(1,135)	$652,132
There were no securities held-to-maturity at March 31, 2020 or December 31, 2019.
The proceeds from sales, calls, and prepayments of available for sale securities and the associated gains and losses were as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds	$102,426	$259,613
Gross gains	1,424	1,801
Gross losses	(28)	(1,652)
The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2020
	Amortized Cost	Fair Value
Available-for-sale
Over one year through five years	$1,606	$1,642
Over five years through ten years	8,959	8,821
Over ten years	224,663	220,395
Mortgage-backed securities: residential	286,307	294,672
Mortgage-backed securities: commercial	17,445	17,695
Total	$538,980	$543,225

Securities pledged at March 31, 2020, and December 31, 2019 had a carrying amount of $287,371 and $294,585, respectively, that were pledged to secure public deposits.
At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The following table summarizes the securities with unrealized and unrecognized losses at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Available-for-sale
Mortgage-backed securities: residential	$349	$(3)	$1,246	$(1)	$1,595	$(4)
Mortgage-backed securities: commercial	—	—	3,193	(86)	3,193	(86)
Corporate notes	1,915	(85)	—	—	1,915	(85)
State and political subdivisions	121,212	(7,840)	—	—	121,212	(7,840)
Total available-for-sale	$123,476	$(7,928)	$4,439	$(87)	$127,915	$(8,015)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Available-for-sale
Mortgage-backed securities: residential	$49,390	$(172)	$91,644	$(684)	$141,034	$(856)
Asset-backed securities	4,436	(29)	7,286	(105)	11,722	(134)
Corporate notes	997	(3)	—	—	997	(3)
State and political subdivisions	29,843	(142)	—	—	29,843	(142)
Total available-for-sale	$84,666	$(346)	$98,930	$(789)	$183,596	$(1,135)

Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality. As of March 31, 2020, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS
Loans at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Loans
Construction and land development	$627,178	$591,541
Commercial real estate:
Nonfarm, nonresidential	955,348	944,021
Other	42,610	49,891
Residential real estate:
Closed-end 1-4 family	456,610	455,920
Other	191,976	187,681
Commercial and industrial	581,598	582,641
Consumer and other	4,454	4,769
Loans before net deferred loan fees	2,859,774	2,816,464
Deferred loan fees, net	(4,006)	(4,020)
Total loans	2,855,768	2,812,444
Allowance for loan losses	(38,403)	(45,436)
Total loans, net of allowance for loan losses	$2,817,365	$2,767,008
The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2020 and 2019:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended March 31, 2020
Allowance for loan losses:
Beginning balance	$4,847	$8,113	$4,462	$27,957	$57	$45,436
Provision for loan losses	1,570	905	312	10,222	13	13,022
Loans charged-off	—	—	(8)	(20,501)	(21)	(20,530)
Recoveries	—	—	1	468	6	475
Total ending allowance balance	$6,417	$9,018	$4,767	$18,146	$55	$38,403
Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Provision for loan losses	(1)	302	80	4,631	43	5,055
Loans charged-off	—	—	(15)	(568)	(70)	(653)
Recoveries	—	—	2	—	2	4
Total ending allowance balance	$4,742	$7,027	$4,810	$11,229	$49	$27,857

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$6,760	$—	$6,760
Collectively evaluated for impairment	6,417	9,018	4,767	11,386	55	31,643
Total ending allowance balance	$6,417	$9,018	$4,767	$18,146	$55	$38,403
Loans:
Individually evaluated for impairment	$—	$3,460	$3,255	$20,719	$—	$27,434
Collectively evaluated for impairment	627,178	994,498	645,331	560,879	4,454	2,832,340
Total ending loans balance	$627,178	$997,958	$648,586	$581,598	$4,454	$2,859,774
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$17	$20,754	$—	$20,771
Collectively evaluated for impairment	4,847	8,113	4,445	7,203	57	24,665
Total ending allowance balance	$4,847	$8,113	$4,462	$27,957	$57	$45,436
Loans:
Individually evaluated for impairment	$30	$—	$2,477	$24,528	$—	$27,035
Collectively evaluated for impairment	591,511	993,912	641,124	558,113	4,769	2,789,429
Total ending loans balance	$591,541	$993,912	$643,601	$582,641	$4,769	$2,816,464
Loans collectively evaluated for impairment reported at March 31, 2020 include certain acquired loans. At March 31, 2020, these non-purchased credit impaired (PCI) loans had a carrying value of $51,882, comprised of contractually unpaid principal totaling $52,588 and discounts totaling $706. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $56 was necessary at March 31, 2020.

The following table presents information related to impaired loans by class of loans as of March 31, 2020 and December 31, 2019:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
March 31, 2020
With no allowance recorded:
Commercial real estate:
Nonfarm, nonresidential	$3,460	$3,460	$—
Residential real estate:
Closed-end 1-4 family	950	942	—
Other	2,313	2,313	—
Commercial and industrial	13,391	13,391	—
Subtotal	20,114	20,106	—
With an allowance recorded:
Commercial and industrial	7,328	7,328	6,760
Subtotal	7,328	7,328	6,760
Total	$27,442	$27,434	$6,760
December 31, 2019
With no allowance recorded:
Construction and land development	$30	$30	$—
Residential real estate:
Closed-end 1-4 family	319	311	—
Other	1,523	1,523	—
Commercial and industrial	11	11	—
Subtotal	1,883	1,875	—
With an allowance recorded:
Residential real estate:
Closed-end 1-4 family	643	643	17
Commercial and industrial	24,517	24,517	20,754
Subtotal	25,160	25,160	20,771
Total	$27,043	$27,035	$20,771

The following table presents the average recorded investment of impaired loans by class of loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Average Recorded Investment	2020	2019
With no allowance recorded:
Construction and land development	$10	$768
Commercial real estate:
Nonfarm, nonresidential	4,584	51
Residential real estate:
Closed-end 1-4 family	1,260	806
Other	2,840	1,264
Commercial and industrial	19,162	—
Subtotal	$27,856	$2,889
With an allowance recorded:
Construction and land development	$—	$183
Commercial real estate:
Nonfarm, nonresidential	156	—
Residential real estate:
Closed-end 1-4 family	213	—
Commercial and industrial	—	3,170
Subtotal	369	3,353
Total average recorded investment	$28,225	$6,242
The impact on net interest income for these loans was not material to the Company’s results of operations for the three months ended March 31, 2020 and 2019.
The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and December 31, 2019:

	Nonaccrual	Loans Past Due Over 90 Days And Still Accruing Interest
March 31, 2020
Commercial real estate:
Nonfarm, nonresidential	$3,460	$—
Residential real estate:
Closed-end 1-4 family	942	—
Other	2,313	—
Commercial and industrial	20,719	—
Total	$27,434	$—

December 31, 2019
Construction and land development	$30	$—
Residential real estate:
Closed-end 1-4 family	954	—
Other	1,523	—
Commercial and industrial	24,528	654
Total	$27,035	$654

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2020
Construction and land development	$1,753	$2,484	$—	$4,237	$622,941	$627,178
Commercial real estate:
Nonfarm, nonresidential	8,149	—	3,460	11,609	943,739	955,348
Other	—	—	—	—	42,610	42,610
Residential real estate:
Closed-end 1-4 family	4,729	2	—	4,731	451,879	456,610
Other	916	—	395	1,311	190,665	191,976
Commercial and industrial	3,857	619	15,311	19,787	561,811	581,598
Consumer and other	—	—	—	—	4,454	4,454
	$19,404	$3,105	$19,166	$41,675	$2,818,099	$2,859,774
December 31, 2019
Construction and land development	$508	$—	$30	$538	$591,003	$591,541
Commercial real estate:
Nonfarm, nonresidential	3,981	—	—	3,981	940,040	944,021
Other	—	—	—	—	49,891	49,891
Residential real estate:
Closed-end 1-4 family	2,688	224	8	2,920	453,000	455,920
Other	85	961	555	1,601	186,080	187,681
Commercial and industrial	663	7,156	735	8,554	574,087	582,641
Consumer and other	—	—	—	—	4,769	4,769
	$7,925	$8,341	$1,328	$17,594	$2,798,870	$2,816,464
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
COVID-19 Supplemental information. The loan modifications and payment deferrals established in accordance with the CARES Act and Interagency Statements disclosed in Note 1 did not result in immediate credit risk modifications. The impacted credits will continue to be monitored and assessed as the sustained impact of COVID-19 becomes better understood.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table excludes deferred loan fees and includes PCI loans, which are included in the

“Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of March 31, 2020 and December 31, 2019:

	Pass	Special Mention	Substandard	Total
March 31, 2020
Construction and land development	$627,178	$—	$—	$627,178
Commercial real estate:
Nonfarm, nonresidential	946,120	4,012	5,216	955,348
Other	42,610	—	—	42,610
Residential real estate:
Closed-end 1-4 family	453,892	819	1,899	456,610
Other	188,830	—	3,146	191,976
Commercial and industrial	543,565	600	37,433	581,598
Consumer and other	4,454	—	—	4,454
	$2,806,649	$5,431	$47,694	$2,859,774

	Pass	Special Mention	Substandard	Total
December 31, 2019
Construction and land development	$591,293	$248	$—	$591,541
Commercial real estate:
Nonfarm, nonresidential	941,260	997	1,764	944,021
Other	49,891	—	—	49,891
Residential real estate:
Closed-end 1-4 family	452,363	825	2,732	455,920
Other	185,170	—	2,511	187,681
Commercial and industrial	539,442	943	42,256	582,641
Consumer and other	4,769	—	—	4,769
	$2,764,188	$3,013	$49,263	$2,816,464
Troubled Debt Restructurings
As of March 31, 2020, the Company’s loan portfolio contains two loans that have been modified in troubled debt restructurings with a balance of $6,903. As of December 31, 2019, the Company’s loan portfolio contained one loan that had been modified in a troubled debt restructuring with a balance of $311. The above disclosed troubled debt restructurings were not related to COVID-19 modifications.
As of April 30, 2020, the Company has executed over 420 of these deferrals on outstanding loan balances of approximately $644,000 in connection with the COVID-19 relief provided by the CARES Act. Interagency guidance and the CARES Act provided clarity to accounting for modifications whereby under certain circumstances, such modifications would not be considered troubled debt restructurings ("TDRs"). As such, the aforementioned modified loans have not been classified as TDRs.
NOTE 4—LOAN SERVICING
Loans serviced for others are not reported as assets. The principal balances of these loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$498,705	$488,790
Federal National Mortgage Association	17,146	10,221
Other	3,455	3,504

The related loan servicing rights activity for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Servicing rights:
Beginning of period	$3,246	$3,403
Additions	394	188
Amortized to expense	(358)	(225)
Change in impairment	(225)	—
End of period	$3,057	$3,366
The components of net loan servicing fees for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Loan servicing fees, net:
Loan servicing fees	$322	$306
Amortization of loan servicing fees	(358)	(225)
Change in impairment	(225)	—
Total	$(261)	$81
The fair value of servicing rights was estimated by management to be approximately $3,057 at March 31, 2020. Fair value for March 31, 2020 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 22.3%. At December 31, 2019, the fair value of servicing rights was estimated by management to be approximately $3,922. Fair value for December 31, 2019 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 16.8%.
NOTE 5—LEASES
Lessee Accounting
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2034. The Company has one existing finance lease for additional office space with a lease term through 2033. On February 5, 2020, the Company purchased the properties at Columbia Avenue and 120 9th Avenue in Franklin, Tennessee, therefore ending these lease agreements that represented approximately $19,000 and $20,000 in right-of-use assets and lease liabilities, respectively.
The following table represents lease assets and lease liabilities as of March 31, 2020, and December 31, 2019.

Lease right-of-use assets	Classification	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$19,579	39,594
Finance lease right-of-use assets	Other Assets	2,768	2,819
Total lease right-of-use assets		$22,347	42,413

Lease liabilities	Classification	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other Liabilities	$20,509	41,308
Finance lease right-of-use assets	Other Liabilities	2,913	2,942
Total lease liabilities		$23,422	44,250

NOTE 6—SHARE-BASED PAYMENTS
The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,512, for the three months ended March 31, 2020 and $1,329 for the three months ended March 31, 2019. The total income tax benefit, which is shown on the Consolidated Statements of Income as a reduction of income tax expense, was $210 for the three months ended March 31, 2020 and was $113 for the three months ended March 31, 2019, respectively.
Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan which the Company’s shareholders approved at the 2017 annual meeting of shareholders. On April 12, 2018, the Company’s Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (the “Amended and Restated 2017 Plan”) to make certain changes in response to feedback received from the Company's shareholders. The terms of the Amended and Restated 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The Amended and Restated 2017 Plan provides for authorized shares up to 3,500,000. At March 31, 2020, there were 2,410,364 authorized shares available for issuance under the Amended and Restated 2017 Plan.
Employee, organizer and director stock option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have a 10 year contractual term with varying vesting requirements. The Company assigns discretion to its Compensation Committee to make grants either as qualified incentive stock options or as non-qualified stock options. All employee grants are intended to be treated as qualified incentive stock options, if allowable. All other grants are expected to be treated as non-qualified.
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
There were no options granted during the three months ended March 31, 2020. The fair value of options granted during the three months ended March 31, 2019, was determined using the following weighted-average assumptions as of grant date.

March 31, 2019
Risk-free interest rate	2.31%
Expected term	7 years
Expected stock price volatility	30.44%
Dividend yield	0.50%
The weighted average fair value of options granted for the three months ended March 31, 2019 was $10.01.
A summary of the activity in the plans for the three months ended March 31, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,502,070	$22.39
Granted	—	—
Exercised	(37,416)	11.19
Forfeited, expired, or cancelled	(6,274)	25.24
Outstanding at period end	1,458,380	$26.24	6.30	$2,921
Vested or expected to vest	1,385,461	$26.24	5.77	$2,775
Exercisable at period end	335,225	$11.68	5.77	$2,921

	For the Three Months Ended March 31,
	2020	2019
Stock options exercised:
Intrinsic value of options exercised	$943	$623
Cash received from options exercised	417	524
Tax benefit realized from option exercises	210	113
As of March 31, 2020, there was $2,768 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.36 years.
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
A summary of activity for non-vested restricted share awards for the three months ended March 31, 2020 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2020	90,992	$32.54
Granted	—	—
Vested	(468)	28.52
Forfeited	(122)	31.18
Non-vested at March 31, 2020	90,402
Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2020, there was $595 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1.13 years.
The Company began granting restricted stock units in 2019. The following table outlines restricted stock units that were outstanding, grouped by similar vesting criteria, as of March 31, 2020:

Grant year	Units Awarded	Service period in years	Period in which units to be settled into shares of common stock
2019	2,870	5.0	2024
2019	152,048	3.0	2022
2020	120,824	3.0	2023
Stock compensation expense related with the restricted stock units for the three months ended March 31, 2020 was $678. There was no expense related to restricted stock units in 2019. This stock compensation is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of March 31, 2020, there was $7,943 of total unrecognized compensation cost related to non-vested restricted stock units granted under the Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 2.25 years.
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
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) provide for counter cyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III rules, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This capital conservation buffer became fully effective for the Company as of January 1, 2019.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of March 31, 2020, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.
In October 2019, the federal bank regulatory agencies, or the Agencies, issued a final rule, the Community Bank Leverage Ratio Framework, the “Framework,” to simplify capital calculations for community banks. The Framework provides for a simple measure of capital adequacy for certain community banking organizations and is consistent with Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act. The Framework is optional and is designed to reduce burden by removing requirements for calculating and reporting risk-based capital ratios. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are considered qualifying community banking organizations and are eligible to opt into the Framework. The final rule became effective January 1, 2020, and organizations that opt into the Framework and meet the criteria established by the rule can use the Framework for regulatory reports for the quarter ended March 31, 2020. In April 2020, the Agencies announced two interim final rules to provide relief associated with Section 4012 of the CARES Act. For institutions that elect the Framework, the interim rules temporarily lower the leverage ratio requirement to 8% for the second quarter of 2020 through the end of calendar year 2020 and to 8.5% for the 2021 calendar year. An institution will have until January 1, 2022 before the 9% leverage ratio requirement is re-established. The Company and the Bank have elected to opt into the Framework and will file their regulatory capital reports in accordance with the Framework’s guidance.
For comparative purposes, the Company has included in the table below estimated regulatory capital ratios for the Company and for the Bank as of March 31, 2020, and December 31, 2019, based on the Basel III Capital Rules discussed above.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Company-Level
Company common equity Tier 1 capital to RWA	$388,222	12.0%	$146,134	4.5%	N/A	N/A
Company Total Capital to RWA	$485,625	15.0%	$259,793	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$388,222	12.0%	$194,845	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$388,222	10.1%	$154,131	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$442,454	13.6%	$146,039	4.5%	$210,946	6.5%
Bank Total Capital to RWA	$480,940	14.8%	$259,626	8.0%	$324,532	10.0%
Bank Tier 1 (Core) Capital to RWA	$442,454	13.6%	$194,719	6.0%	$259,626	8.0%
Bank Tier 1 (Core) Capital to average assets	$442,454	11.5%	$153,905	4.0%	$192,381	5.0%
December 31, 2019
Company-Level
Company common equity Tier 1 capital to RWA	$388,199	11.9%	$146,711	4.5%	N/A	N/A
Company Total Capital to RWA	$487,966	15.0%	$260,819	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$388,199	11.9%	$195,614	6.0%	N/A	N/A
Company Tier 1 (Core) Capital to average assets	$388,199	10.3%	$151,456	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$441,348	13.6%	$146,491	4.5%	$211,599	6.5%
Bank Total Capital to RWA	$482,183	14.8%	$260,429	8.0%	$325,536	10.0%
Bank Tier 1 (Core) Capital to RWA	$441,348	13.6%	$195,322	6.0%	$260,429	8.0%
Bank Tier 1 (Core) Capital to average assets	$441,348	11.7%	$151,255	4.0%	$189,069	5.0%
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

A summary of the Company's fair value hedge relationships as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

					March 31, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivative
Interest rate swap agreements - securities	Other liabilities	6.55	2.527%	3 month LIBOR	$101,205	$13,362	$101,205	$4,954
The effects of fair value hedge relationships reported in interest income on securities on the consolidated statements of income for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
Gain (loss) on fair value hedging relationship	2020	2019
Interest rate swap agreements - securities:
Hedged items	$13,362	$1,118
Derivative designated as hedging instruments	(13,362)	(1,118)
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2020:

	Carrying Amount of the Hedged Assets (in thousands)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Securities available-for-sale	$101,205	$101,205	$13,362	$4,954
Derivatives designated as cash flow hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company's cash flow hedge relationships as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

					March 31, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements	Other liabilities	2.1	2.232%	1 month LIBOR	100,000	$3,933	$100,000	$1,592
The effects of the Company's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2020 and 2019 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2020	2019
Liability derivatives
Interest rate swap agreements	$(1,729)	$—

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
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2020			December 31, 2019
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$88,571	$649,618	$738,189	$89,040	$701,326	$790,366
Standby letters of credit	7,098	46,165	53,263	7,119	48,750	55,869
Mortgage loan commitments	156,421	—	156,421	48,999	—	48,999

Commitments to make loans are generally made for periods of over 365 days. At March 31, 2020, our loan commitments have interest rates ranging from 0.00% to 12.00% and maturity terms ranging from less than 1 year to 25 years.

Of the $738,189 of unused lines of credit at March 31, 2020, the Company estimates approximately $273,300, or approximately 37%, are available to be drawn by customers without further approval by the Bank.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for-sale
Mortgage-backed securities-residential	—	294,672	—
Mortgage-backed securities-commercial	—	17,695	—
Corporate notes	—	4,523	—
State and political subdivisions	—	226,335	—
Total securities available-for-sale	$—	$543,225	$—
Loans held for sale	$—	$42,682	$—
Derivative assets	$—	$1,166	$—
Financial Liabilities
Derivative liabilities	$—	$18,905	$—

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for-sale
Mortgage-backed securities-residential	—	375,943	—
Asset-backed securities	—	17,780	—
Corporate notes	—	33,361	—
State and political subdivisions	—	225,048	—
Total securities available for sale	$—	$652,132	$—
Loans held-for-sale	$—	$43,162	$—
Derivative assets	$—	$225	$—
Financial Liabilities
Derivative liabilities	$—	$6,619	$—

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
Derivative assets: Included in other assets are certain assets carried at fair value and interest rate locks associated with the mortgage loan pipeline. The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. These assets are valued using similar observable data that occurs in the market (Level 2).
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

Derivative liabilities: The Company has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, and the cash flow hedge and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on pricing models that utilize observable market inputs (Level 2).
There were no transfers between levels for the three months ended March 31, 2020, and December 31, 2019.
The following table presents assets measured at fair value on a non-recurring basis. There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2020, and December 31, 2019.

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
March 31, 2020
Impaired loans, net: (1)
Commercial and industrial	$570	$—	$—	$570	$—
Servicing rights, net	3,057	—	—	3,057	225
Total	$3,627	$—	$—	$3,627	$225

December 31, 2019
Impaired loans, net: (1)
Residential real estate:
Closed-end 1-4 family	$626	$—	$—	$626	$—
Commercial and industrial	3,763	—	3,650	113	—
Total	$4,389	$—	$3,650	$739	$—
(1) Amount is net of a valuation allowance of $6,760 and $20,771 at March 31, 2020 and December 31, 2019, respectively, as required by ASC 310-10, "Receivables."
As of March 31, 2020 and December 31, 2019, the only Level 3 assets with material unobservable inputs are associated with impaired loans and servicing rights. The table above includes those loans and servicing rights that are impaired and have a carrying balance as of March 31, 2020 and December 31, 2019.
Impaired Loans: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan's collateral. For real estate loans, fair value of the impaired loan's collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically is 10% of the appraised value. For non-real estate collateral loans, the unobservable inputs will vary depending on the credit. The fair value of the impaired loan's collateral may be determined using a third party appraisal, transactional values, discounted cash flows ("DCF"), sales comparisons, asset value, or aging reports, adjusted or discounted. As of March 31, 2020, the fair value of the non-real estate collateral loans was determined primarily based on the DCF method, resulting in a Level 3 fair value classification.
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
The Company measures certain assets at fair value on a non-recurring basis including impaired loans (excluding PCI loans), loans held for sale, and OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure). These fair value adjustments result from impairments recognized during the period, application of the lower of cost or fair value on loans held for sale, and the application of fair value less cost to sell on OREO. The following tables present valuation techniques and unobservable inputs for assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair values at March 31, 2020 and December 31, 2019.
Financial Instruments Recorded Using Fair Value Option
As of March 31, 2020, the unpaid principal balance of loans held for sale was $40,710 resulting in an unrealized gain of $1,972 included in gains on sale of loans. As of December 31, 2019, the unpaid principal balance of loans held for sale was $42,152, resulting in an unrealized gain of $1,010 included in gains on sale of loans. None of the loans as of March 31, 2020, or December 31, 2019 are 90 days or more past due or on nonaccrual.

		Fair Value Measurements at March 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$173,482	$173,482	$—	$—	$173,482
Certificates of deposit held at other financial institutions	3,345	—	3,345	—	3,345
Securities available for sale	543,225	—	543,225	—	543,225
Loans held for sale	42,682	—	42,682	—	42,682
Net loans	2,817,365	—	—	2,736,626	2,736,626
Other assets	1,166	—	1,166	—	1,166
Accrued interest receivable	12,043	36	3,183	8,824	12,043
Financial liabilities
Deposits	$3,137,471	$2,506,175	$638,714	$—	$3,144,889
Federal Home Loan Bank advances	135,000	—	135,080	—	135,080
Subordinated notes, net	58,916	—	—	58,716	58,716
Other liabilities	18,905	—	18,905	—	18,905
Accrued interest payable	3,179	127	2,702	350	3,179

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$234,991	$234,991	$—	$—	$234,991
Certificates of deposit held at other financial institutions	3,590	—	3,590	—	3,590
Securities available-for-sale	652,132	—	652,132	—	652,132
Loans held for sale	43,162	—	43,162	—	43,162
Net loans	2,767,008	—	—	2,753,761	2,753,761
Other assets	225	—	225	—	225
Accrued interest receivable	12,362	96	3,775	8,491	12,362
Financial liabilities
Deposits	$3,207,584	$2,458,555	$749,656	$—	$3,208,211
Federal Home Loan Bank advances	155,000	—	155,090	—	155,090
Subordinated notes, net	58,872	—	—	60,922	60,922
Other liabilities	6,619	—	6,619	—	6,619
Accrued interest payable	4,201	154	687	3,360	4,201

There were no foreclosed assets as of March 31, 2020, or December 31, 2019, and accordingly, there were no properties at March 31, 2020 or December 31, 2019 that required write-downs to fair value.
The methods and assumptions not previously described used to estimate fair values are described as follows:
(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
(b) Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: In accordance with ASU 2016-01, the fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using a cash flow projection methodology that relies on three primary assumptions: (1)the expected prepayment rate of loans; (2)the magnitude of future net losses based on expected default rate and severity of loss; and (3)the discount rate applicable to the expected cash flows of the loan portfolio. Loans are considered a Level 3 classification.
(c) Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.
(d) Federal Funds Purchased and Repurchase Agreements: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within 90 days, approximate their fair values resulting in a Level 2 classification.
(e) Federal Home Loan Bank Advances: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.
(f) Subordinated Notes: The fair values of the Company’s subordinated notes are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.
(g) Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the asset/liability with which they are associated.

(h) Off-balance Sheet Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.
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

	Three Months Ended March 31,
	2020	2019
Basic
Net income available to common shareholders	$(1,148)	$2,901
Less: earnings allocated to participating securities	(7)	(34)
Net income allocated to common shareholders	$(1,155)	$2,867
Weighted average common shares outstanding including participating securities	14,849,535	14,561,721
Less: Participating securities	(90,575)	(168,638)
Average shares	14,758,960	14,393,083
Basic earnings per common share	$(0.08)	$0.20

	Three Months Ended March 31,
	2020	2019
Diluted
Net income allocated to common shareholders	$(1,155)	$2,867
Weighted average common shares outstanding for basic earnings per common share	14,758,960	14,393,083
Add: Dilutive effects of assumed exercises of stock options	—	411,747
Add: Dilutive effects of assumed restricted stock units	—	—
Average shares and dilutive potential common shares	14,758,960	14,804,830
Dilutive earnings per common share	$(0.08)	$0.19
For the three months ended March 31, 2020 and 2019, stock options for 988,504 and 768,458 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the three months ended March 31, 2020 restricted stock units for 254,498 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.
NOTE 12—SUBORDINATED DEBT ISSUANCE
The Company’s subordinated notes, net of issuance costs, totaled $58,916 and $58,872 at March 31, 2020 and at December 31, 2019, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.
During 2016, the Company completed the issuance of $60,000 in principal amount of subordinated notes in two separate offerings. In March 2016, $40,000 of 6.875% fixed-to-floating rate subordinated notes (the “March 2016 Subordinated Notes”) were issued in a public offering to accredited institutional investors, and in June 2016, $20,000 of 7% fixed-to-floating rate subordinated notes (the “June 2016 Subordinated Notes”) were issued to certain accredited institutional investors in a private offering. The subordinated notes are unsecured and will rank at least equally with all of the Company’s other unsecured subordinated indebtedness and will be effectively subordinated to all of our secured debt to the extent of the value of the collateral securing such debt. The subordinated notes will be subordinated in right of payment to all of our existing and future senior indebtedness, and will rank structurally junior to all existing and future liabilities of our subsidiaries including, in the case of the Company’s bank subsidiary, its depositors, and any preferred equity holders of our subsidiaries. The holders of the subordinated notes may be fully subordinated to interests held by the U.S. government in the event that we enter into a receivership, insolvency, liquidation, or similar proceeding.
The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the three months ended March 31, 2020 and 2019, amortization of issuance costs remained consistent at $44 and $45, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (All dollar values in this section are in thousands.)

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020, which includes additional information about critical accounting policies and practices and risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.
Company Overview
We are a financial holding company headquartered in Franklin, Tennessee. Through our wholly-owned bank subsidiary, Franklin Synergy Bank, a Tennessee-chartered commercial bank and a member of the Federal Reserve System, we provide a full range of banking and related financial services with a focus on service to small businesses, corporate entities, local governments and individuals. We operate through 15 branches in the growing Williamson, Rutherford and Davidson Counties and one loan production and deposit production office in Wilson County, all within the Nashville MSA. As used in this report, unless the context otherwise indicates, any reference to “Franklin Financial,” “our Company,” “the Company,” “us,” “we” and “our” refers to Franklin Financial Network, Inc. together with its consolidated subsidiaries (including Franklin Synergy Bank), any reference to “FFN” refers to Franklin Financial Network, Inc. only and any reference to “Franklin Synergy” or the “Bank” refers to our banking subsidiary, Franklin Synergy Bank.
As of March 31, 2020, we had consolidated total assets of $3,791,601, total loans, including loans held for sale, of $2,898,450, total deposits of $3,137,471 and total equity of $408,848.
Our principal executive office is located at 722 Columbia Avenue, Franklin, Tennessee 37064-2828, and our telephone number is (615) 236-2265. Our website is www.franklinsynergybank.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein.

Recent Developments:
Merger with FB Financial Corporation
On January 21, 2020, the Company announced a strategic merger with FB Financial Corporation that is projected to close in the third quarter of 2020.
COVID-19 and the CARES Act
The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. During the first quarter of 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

The United States Congress, the President of the United States, and the Federal Reserve have taken a multitude of actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2.2 trillion legislative relief package. The goal of the CARES Act is to limit the impact of a potentially severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and medical providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware in this Form 10-Q.

Financial position and results of operations

Pertaining to our March 31, 2020 financial condition and results of operations, COVID-19 had an impact on our allowance for loan and lease losses (“ALLL”) and resulting provision for loan losses are impacted by changes in economic conditions. Should economic conditions worsen, we could experience further increases in our ALLL and record additional provision expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued may need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Positively, the Company could see a near-term, non-recurring benefit to interest income due to the origination fees paid by the SBA related to PPP loans that are originated and funded by the Company. At this time, the Company is unable to project the materiality of such an impact.

Capital and liquidity

As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of March 31, 2020, our goodwill was not impaired. While our stock was trading above book value for most of the first quarter of 2020, at quarter-end our stock was trading below book value, and it is possible that subsequent impacts of COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020 we had goodwill of $18,176, representing approximately 4.4% of equity.

Our processes, controls and business continuity plan

We implemented our business continuity plans in the aftermath of the early March 2020 tornadoes that severely impacted communities across Middle Tennessee and as COVID-19 was declared a global pandemic. Shortly after invoking those plans, we deployed a successful remote working strategy, provided timely communication to employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment. Due to the nature of their functions, a portion of our employees continue to operate from physical Company locations, while effectively employing social distancing standards. As of April 30, 2020, approximately 60% of the Company’s 324 employees continued to work remotely. As our local communities begin to gradually lift workplace and social distancing restrictions, the Company plans to slowly bring employees back to their physical workplaces, in a conservative and methodical phased approach.

To achieve implementation of the remote working strategy, during the first quarter of 2020, we did not incur significant costs to effectively provide for proper equipment to team members who were required to work remotely. We do not anticipate incurring material costs related to our continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. To prepare for potential staffing shortages resulting from an anticipated peak in COVID-19 cases, we have assessed critical team members and determined appropriate contingency and succession plans are in place to ensure continued operations. Our COVID-19 Response Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. We do not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, we are executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for typically 90 days. As of April 30, 2020, the Company has executed over 420 of these deferrals on outstanding loan balances of approximately $644,000. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

With the passage of the PPP, administered by the SBA, we are actively participating in assisting our customers with applications for these SBA-guaranteed loans through the program. PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, we have closed or approved with the SBA over 325 PPP loans representing approximately $50,000. It is our understanding that loans funded through the PPP are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for loan and lease losses through additional provision expense charged to earnings.

	April 30, 2020
COVID-19 Loan Deferrals	Principal Balance	Number of loans
Total Loans Booked	$644,229	422

Credit

We are working with customers directly affected by COVID-19. We are prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan and lease losses and record additional loan loss provision expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of March 31, 2020. Our exposure to the retail industry at March 31, 2020 equated to approximately $279,187, or 9.8% of total loans HFI. Our exposure to the health care industry at March 31, 2020 equated to $352,013, or 12.3% of total loans HFI. We have approximately 9.6% of the loans in the health care industry segment risk rated as substandard or worse. Our exposure to hotels at March 31, 2020 equated to approximately $142,520, or 5.0% of total loans HFI, and the majority of the our hotel borrowers have historically exhibited strong operating cash flows. Our exposure to restaurants at March 31, 2020 equated to approximately $75,452, or 2.6% of total loans HFI. At March 31, 2020, our exposure to the transportation and warehousing industry was $24,768, or 0.9% of total loans HFI. These "at-risk" loan categories as of March 31, 2020 totaled $873,939, or 30.6% of total loans HFI.

Industries	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied real estate	Total	% of Total Loans HFI
Retail	$6,488	$33,787	$238,912	$279,187	9.8%
Healthcare - institutional	306,343	—	—	306,343	10.7%
Healthcare - non-institutional	18,666	5,702	21,302	45,670	1.6%
Total healthcare	325,009	5,702	21,302	352,013	12.3%
Hotels	200	—	142,320	142,520	5.0%
Restaurants	4,437	40,762	30,253	75,452	2.6%
Transportation and warehousing	19,492	—	5,276	24,768	0.9%
Total	$355,626	$80,250	$438,063	$873,939	30.6%

Risk Rating	Retail	Healthcare - Institutional	Healthcare - Non-Institutional	Total Healthcare	Hotels	Restaurants	Transportation and Warehousing
Pass	93.2%	86.5%	95.9%	87.7%	100.0%	99.8%	93.5%
Watch	5.2%	2.5%	4.1%	2.7%	—%	—%	6.3%
Special mention	0.4%	—%	—%	—%	—%	—%	0.2%
Substandard or worse	1.2%	11.0%	—%	9.6%	—%	0.2%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
As of March 31, 2020, our average loan exposure is approximately $162 with the average exposure within our largest segment, commercial real estate, approximately $934 and the average exposure within our top 10 customers is approximately $29,560.
Retail operations

We are committed to assisting our customers and communities in this time of need. As of April 30, 2020, the Bank was utilizing four of its 15 branches per normal operating procedures, while the other 11 branches were available to customers on a drive-thru basis only. Further, we also continues to temporarily reduce, suspend, or eliminate certain fees for customers eligible for relief under regulatory guidance who have been adversely affected, and we have temporarily suspended adverse credit bureau reporting for customers eligible for such relief under applicable regulatory guidelines.

We continue to serve our customers through our branch and drive-thru operations, as well as through the use of our mobile banking operations, all of which are supported by our Customer Call Center, which has been operating under extended hours for much of the recent crises. We have been able to conduct the vast majority of customer business with minimal disruption to date, and our bankers and entire customer service team are proactively and successfully managing the volume of customer requests and issues.

The Company continues to monitor the safety of our employees, customers and communities. At this time, our staffing is adequate to address the requests for time off by any of our employees who are impacted by health or child care issues.
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
Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 of the notes to the consolidated financial statements (unaudited) which begins on page 9. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR” or “TDRs”) and classified as impaired.
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
TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the ALLL.
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
Status of New Accounting Standard for Allowance for Credit Losses
On January 1, 2020, ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, became effective for the Company which replaces the existing incurred loss impairment methodology for loans that are collectively evaluated for impairment with a methodology that reflects management’s best estimate of lifetime expected credit losses and requires consideration of reasonable and supportable economic forecasts to develop a lifetime credit loss estimate. Topic 326 requires additional qualitative and quantitative disclosure to allow users to better understand the credit risk within the portfolio and the methodologies for determining the ACL. The CECL standard also simplifies the accounting model for purchased credit impaired loans. Additionally, Topic 326 requires expected credit losses on AFS debt securities be recorded as an ACL. For certain types of debt securities, such as U.S. Treasuries and other securities with government guarantees, entities may expect zero credit losses.

In accordance with Section 4014 of the CARES Act that was signed into law on March 27, 2020, we deferred implementation of CECL and thus elected to continue to utilize the ILM to calculate loan loss reserves in the first quarter 2020.

The temporary deferral of CECL will remain effective until the earlier of the termination of the national emergency declaration concerning the COVID-19 pandemic or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. We have taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as actively participating in the SBA’s PPP. These conditions significantly impact management’s determination of a reasonable and supportable forecast, an essential requirement in the calculation of expected credit losses under CECL methodology. We believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses.

Our CECL implementation efforts will remain in process in order to adequately comply with the provisions of CECL once the deferral period ceases. Management will continue to measure and monitor the estimated impacts of CECL adoption through continued parallel testing of model simulations based on our portfolio composition and current expectations of future economic conditions.

Prior to the CARES Act being signed and our decision to delay the implementation of CECL, we were completing our CECL implementation plan, under the direction of our Chief Financial Officer, Chief Credit Officer, Chief Operating Officer, and Controller. The working group also included individuals from various functional areas including credit, risk management, accounting and information technology, among others. Our implementation plan included assessment and documentation of processes, internal controls and data sources; model development, documentation and validation; Board approval of a CECL Policy; and system configuration, among other things. Additionally, a third-party vendor remains under contract to assist us in the implementation of CECL.

We are unable as of the date of this report to provide an estimate of our allowance for loan losses under the CECL model as of March 31, 2020 and the provision for loan losses for the three months then ended.

COMPARISON OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 2019 and 2019
(Dollar Amounts in Thousands)
Overview
We incurred a net loss available to common shareholders of $1,148 for the three months ended March 31, 2020 compared to a net income of $2,901 for the three months ended March 31, 2019, a decrease of $4,049. The decrease was primarily related to a loan loss provision of $13,022 for the quarter.
Net Interest Income/Margin
Net interest income consists of interest income generated by earning-assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income remained consistent for the three months ended March 31, 2020 with a total of $27,464 compared to $27,420 for the same period in 2019, a $44 increase.
The net interest margin for the first quarter of 2020 was 3.02%, compared to 2.80% in the same period in 2019, an increase of 22 basis points, which was primarily driven by the 2019 balance sheet rotation and optimization strategies that have focused on the reduction in non-core assets and liabilities.
Tax-equivalent interest income was $42,143 for the first quarter of 2020, when compared to $48,058 for the same period last year, a 12.3% decrease. The yield on average interest earning assets, adjusted for tax equivalent yield, decreased 27 basis points to 4.55% from 4.82% when comparing the three months ended March 31, 2020 to the same period during 2019. For the three months ended March 31, 2020, the tax equivalent yield on loans held for investment was 5.21%, compared to 5.61% during the same period in 2019. The primary driver for the decrease in yields on loans was the decrease in market interest rates when compared to the same quarter in the previous year.
Interest-earning assets averaged $3,726,844 and $4,044,231 during the three months ended March 31, 2020 and 2019, respectively, a decrease of $317,387, or 7.8%. This decrease was due to the strategically planned asset rotation and decrease in the total investment securities. Average investment securities decreased $480,923, or 43.7%, and average loans held for investment increased $69,762, or 2.5% when comparing the three months ended March 31, 2020 with the same period in 2019.
Interest-bearing liabilities averaged $3,076,269 and $3,493,260 and during the three months ended March 31, 2020 and 2019, respectively, a decrease of $416,991, or 11.9%. Total average money market deposits increased $248,245, or 25.0%, and average time deposits decreased $447,372, or 38.4% for the three months ended March 31, 2020, as compared to the same period during 2019. Average FHLB advances decreased $230,425 when comparing the three months ended March 31, 2020 with the same period in 2019 with the organic growth in the loan portfolio. For the three months ended March 31, 2020 and 2019, the cost of average interest-bearing liabilities decreased 48 basis points to 1.85% from 2.33%.
Total non-interest deposits averaged $333,883, an increase of $42,707, or 14.7%, during the three months ended March 31, 2020, compared to the same period during 2019.
The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three months ended March 31, 2020 and 2019:

Average Balances—Yields & Rates (7)
(Dollars are in thousands)

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,834,437	$36,707	5.21%	$2,764,675	$38,238	5.61%
Loans held for sale	36,668	379	4.16	9,438	115	4.94
Securities:
Taxable	399,135	2,424	2.44	919,549	6,394	2.82
Tax-exempt(6)	221,190	1,872	3.40	181,699	1,990	4.44
Restricted equity securities	24,824	162	2.62	22,082	332	6.10
Certificates of deposit at other financial institutions	3,426	20	2.35	3,592	20	2.26
Federal funds sold and other(2)	207,164	579	1.12	143,196	969	2.74
TOTAL INTEREST EARNING ASSETS	$3,726,844	$42,143	4.55%	$4,044,231	$48,058	4.82%
Allowance for loan and lease losses	(45,100)			(24,054)
All other assets	198,380			200,078
TOTAL ASSETS	$3,880,124			$4,220,255
LIABILITIES & EQUITY
Deposits:
Interest checking	$877,751	$3,400	1.56%	$857,096	$4,420	2.09%
Money market	1,241,087	4,930	1.60	992,842	5,979	2.44
Savings	40,055	27	0.27	40,609	28	0.28
Time deposits	718,294	3,889	2.18	1,165,666	6,563	2.28
Federal Home Loan Bank advances and other (8)	137,319	801	2.35	367,744	1,959	2.16
Federal funds purchased and other(3)	2,876	14	1.96	10,594	72	2.76
Subordinated notes	58,887	1,082	7.39	58,709	1,082	7.47
TOTAL INTEREST BEARING LIABILITIES	$3,076,269	$14,143	1.85%	$3,493,260	$20,103	2.33%
Demand deposits	333,883			291,176
Other liabilities	53,454			58,703
Total equity	416,518			377,116
TOTAL LIABILITIES AND EQUITY	$3,880,124			$4,220,255
NET INTEREST SPREAD(4)			2.70%			2.49%
NET INTEREST INCOME		$28,000			$27,955
NET INTEREST MARGIN(5)			3.02%			2.80%
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
(8)Includes finance lease.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended March 31, 2020 versus March 31, 2019
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$802	$(2,333)	$(1,531)
Loans held for sale	349	(85)	264
Securities
Taxable	(3,600)	(370)	(3,970)
Tax-exempt	381	(499)	(118)
Restricted equity securities	40	(211)	(171)
Certificates of deposit at other financial institutions	(1)	1	—
Federal funds sold and other	426	(816)	(390)
TOTAL INTEREST INCOME	$(1,603)	$(4,313)	$(5,916)
INTEREST EXPENSE
Deposits
Interest checking	$103	$(1,123)	$(1,020)
Money market accounts	1,438	(2,487)	(1,049)
Savings	—	(1)	(1)
Time deposits	(2,489)	(185)	(2,674)
Federal Home Loan Bank advances	(1,220)	62	(1,158)
Federal funds purchased and other(1)	(52)	(6)	(58)
Subordinated notes	—	—	—
TOTAL INTEREST EXPENSE	$(2,220)	$(3,740)	$(5,960)
NET INTEREST INCOME	$617	$(573)	$44
(1) Includes finance lease.
Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to establish an ALLL that, in management’s evaluation, should be adequate to provide coverage for the probable losses incurred in the loan portfolio. The allowance is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.
The provision for loan losses was $13,022 and $5,055 for the three months ended March 31, 2020 and 2019, respectively. Management determined the need to record an additional loan loss provision of $6,600 to provide specific reserves for one banking relationship, which was on nonaccrual status and was included in a portion of our classified assets, in our Healthcare and Corporate loan portfolios, as of December 31, 2019. Our determination to record this additional provision was primarily the result of certain developments and circumstances regarding the collectability of this relationship that arose during the first quarter of 2020, and these developments were amplified by various macroeconomic factors. The balance of this banking relationship was fully charged-off as of March 31, 2020. The remainder of the loan loss provision for the three months ended March 31, 2020 was attributable to a combination of loan growth and increased quantitative loss factors, as well as an increase in qualitative risk factors due to COVID-19.
Non-Interest Income
Non-interest income for the three months ended March 31, 2020 was $5,893 compared to $3,486 for the same periods in 2019. The $2,407 increase was primarily the result of strong mortgage banking revenue, driven by the lower interest rates present during the quarter.

The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2020	2019
Service charges on deposit accounts	$92	$74	$18	24.3%
Other service charges and fees	897	757	140	18.5%
Mortgage banking revenue	2,685	1,672	1,013	60.6%
Wealth management	814	627	187	29.8%
Gain on sale or call of securities	1,396	149	1,247	NM
Net loss on sale of loans	(416)	(217)	(199)	91.7%
Net gain on sale of foreclosed assets	2	4	(2)	(50.0)%
Other	423	420	3	0.7%
Total non-interest income	$5,893	$3,486	$2,407	69.0%
Mortgage banking revenue increased $1,013, or 60.6% for the three months ended March 31, 2020, compared to the same period in 2019. The increase was due to the volume of mortgage loans originated, the sales related to those loans and more favorable market rates in 2020, which resulted in favorable fair value adjustments on mortgage derivatives. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then decreased rates by an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points.
Gain (loss) on sale or call of securities increased $1,247 for the three months ended March 31, 2020, when compared with the same periods in 2019. The increase was due to the Company’s election to sell certain securities to take advantage of the market conditions that existed during that period, at which time, management elected to sell certain of its securities as part of its balance sheet management initiatives.
Net loss on sale of loans was $416, an increase of $199 during the period ended March 31, 2020, when compared with the same periods in 2019. The loss for the three months ended March 31, 2020 was attributed to sales of SNC relationships during the first quarter of 2020.
Non-Interest Expense
Non-interest expense remained relatively consistent for the three months ended March 31, 2020 at $22,421 compared to $22,616 for the same period in 2019. The increases and decreases were the result of the following components listed in the table below (in thousands):

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
	2020	2019
Salaries and employee benefits	$12,580	$14,743	$(2,163)	(14.7)%
Occupancy and equipment	3,086	3,113	(27)	(0.9)%
FDIC assessment expense	450	990	(540)	(54.5)%
Marketing	245	319	(74)	(23.2)%
Professional fees	3,068	923	2,145	232.4%
Amortization of core deposit intangible	94	145	(51)	(35.2)%
Other	2,898	2,383	515	21.6%
Total non-interest expense	$22,421	$22,616	$(195)	(0.9)%

Salaries and employee benefits decreased $2,163, or 14.7%, respectively, while professional fees increased $2,145, or 232.4% when comparing the three months ended March 31, 2020 with the same period in 2019. Theses variations are attributable to employee-related adjustments occurring due to our pending strategic merger with FB Financial Corporation projected to close in third quarter 2020.

Income Tax Expense
We recognized income tax benefit for the three months ended March 31, 2020 of $938 compared to income tax expense of $334 for the three months ended March 31, 2019. Our quarter-to-date income tax benefit for the period ended March 31, 2020 reflects an effective income tax rate of 45.0% which is an increase compared to 10.3% for the same period in 2019. The primary drivers are from pre-tax income decreasing $5,321 compared to the same quarter in 2019 as a result of recognizing $7,967 more in provision for loan losses when compared to the same period in 2019.
COMPARISON OF BALANCE SHEETS AT March 31, 2020 and December 31, 2019
Overview
Our total assets decreased by $104,561, or a 10.8% annualized rate, from December 31, 2019 to March 31, 2020. The decrease in total assets has primarily been the result of the continued balance sheet rotation and optimization strategies and the planned sales of investment securities during the twelve months between March 31, 2020 and March 31, 2019, and a planned offset by organic growth in the loan portfolio.
Loans
Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and therefore generates the largest portion of revenues. For purposes of the discussion in this section, the term “loans” refers to loans, excluding loans held for sale, unless otherwise noted.
The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at March 31, 2020 and December 31, 2019 were $2,855,768 and $2,812,444, respectively, an increase of $43,324 or 6.2% annualized. As a percentage of total assets, total loans, net of deferred fees, at March 31, 2020 and December 31, 2019 were 75.3% and 72.2%, respectively. Growth in the loan portfolio is primarily due to increased market penetration within our local markets.
The table below provides a summary of the loan portfolio composition for the periods noted.

	March 31, 2020		December 31, 2019
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans
Real estate:
Construction and land development	$627,178	21.9%	$591,541	21.0%
Commercial	997,958	34.9%	993,912	35.3%
Residential	648,586	22.7%	643,601	22.9%
Commercial and industrial	581,598	20.3%	582,641	20.7%
Consumer and other	4,454	0.2%	4,769	0.2%
Total gross loans	2,859,774	100.0%	2,816,464	100.0%
Less: deferred loan fees, net	(4,006)		(4,020)
Total loans, net of deferred loan fees	2,855,768		2,812,444
Less: allowance for loan losses	(38,403)		(45,436)
Total loans, net allowance for loan losses	$2,817,365		$2,767,008
This net loan growth for the first quarter of 2020 occurred in spite of the $31,132 linked-quarter reduction in the SNC portfolio to a balance of $105,526, representing a 54.0% year-over-year and 91.6% annualized linked-quarter decrease. This is the lowest SNC balance held by the Company during the last six quarters, representing 3.7% of loans HFI, which is almost half of the Company’s concentration of 9.3% of loans HFI at the peak of the SNC portfolio at December 31, 2018. Non-SNC loan growth in the first quarter was $74,456, representing annualized growth of 11.1% from the fourth quarter of 2019. The Company estimates approximately $32,000 of the loan growth was due to increased customer line of credit utilization, which was predominantly from commercial and industrial loan customers. Of the $738,189 unused lines of credit at March 31, 2020, the Company estimates approximately $273,300, or approximately 37%, are available to be drawn by customers without further approval by the Bank.

Real estate loans comprised 79.5% of the loan portfolio at March 31, 2020. The largest portion of the real estate segments as of March 31, 2020, was commercial real estate loans, which totaled 43.9% of real estate loans. Commercial real estate loans totaled $997,958 at March 31, 2020, and comprised 34.9% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and other properties.
Construction and land development loans totaled $627,178 at March 31, 2020, and comprised 27.6% of total real estate loans and 21.9% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development. This portfolio has remained steady in absolute dollar terms since 2017, representing a lower corresponding portion of the loan portfolio.
The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $648,586 and comprised 28.5% of real estate loans and 22.7% of total loans at March 31, 2020.
Commercial and industrial loans totaled $581,598 at March 31, 2020. Loans in this classification comprised 20.3% of total loans at March 31, 2020. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.
The tables below provide a summary of the Corporate and Healthcare portfolios for the periods noted:

Corporate and Healthcare portfolios(1)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	QoQ Change*	YoY Change
Corporate	$102,370	$139,840	$133,386	$170,125	$174,731	(107.8%)	(41.4%)
Portion SNC	36,011	59,339	58,544	112,756	122,452	(158.1%)	(70.6%)
Portion not SNC	66,359	80,501	74,842	57,369	52,279	(70.7%)	26.9%
Healthcare	306,343	289,703	273,106	329,818	320,611	23.1%	(4.5%)
SNC	69,515	77,319	85,932	118,460	107,156	(40.6%)	(35.1%)
Non-SNC	236,828	212,384	187,174	211,358	213,455	46.3%	10.9%
Total institutional	$408,713	$429,543	$406,492	$499,943	$495,342	(19.5%)	(17.5%)
Commercial and industrial(1)	579,751	580,696	576,018	666,025	635,673	(0.7%)	(8.8%)
Percent of institutional within commercial and industrial	70%	74%	71%	75%	78%
Total SNC	$105,526	$136,658	$144,476	$231,216	$229,608	(91.6%)	(54.0%)
Percent of total loans HFI	3.7%	4.9%	5.2%	8.0%	8.1%
*Annualized
(1) Loan balances are net of deferred loan fees and costs.

Institutional loans asset quality	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Corporate loans	$102,370	$139,840	$133,386	$170,125	$174,731
Loans classified as criticized or worse	—	17,608	17,598	—	—
Loans criticized or worse as % of corporate loans	—%	12.6%	13.2%	—%	—%
Loans requiring specific reserve	$—	$17,608	$—	$—	$—
Specific reserve	—	13,894	—	—	—
Specific reserve as % impaired corporate loans	—%	78.9%	—%	—%	—%
Net (charge-offs) recoveries	$(20,428)	$—	$—	$—	$—

Healthcare loans	$306,343	$289,703	$273,106	$329,818	$320,611
Loans classified as criticized or worse	33,735	21,517	21,554	20,699	27,750
Loans criticized or worse as a % of healthcare loans	11.0%	7.4%	7.9%	6.3%	8.7%
Loans requiring specific reserve	$6,592	$6,667	$—	$2,193	$9,177
Specific reserve	6,544	6,667	—	2,193	3,455
Specific reserve as % of impaired healthcare loans	99.3%	100.0%	—%	100.0%	37.6%
Net (charge-offs) recoveries	$—	$—	$(1,691)	$(7,563)	$—

Total institutional	$408,713	$429,543	$406,492	$499,943	$495,342

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at March 31, 2020, excluding net unearned fees and costs.
Loan Maturity Schedule

	March 31, 2020
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$270,141	$197,995	$159,042	$627,178
Commercial	29,757	316,958	651,243	997,958
Residential	38,853	168,438	441,295	648,586
Commercial and industrial	70,535	424,807	86,256	581,598
Consumer and other	2,660	1,551	243	4,454
Total	$411,946	$1,109,749	$1,338,079	$2,859,774
Fixed interest rate	$119,827	$450,630	$448,928	$1,019,385
Variable interest rate	292,119	659,119	889,151	1,840,389
Total	$411,946	$1,109,749	$1,338,079	$2,859,774
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
In the table below, the components, as discussed above, of the ALLL are shown at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019			Increase (Decrease)
	HFI Loan Balance(1)	ALLL Balance	ALLL to % Total Loans HFI	HFI Loan Balance(1)	ALLL Balance	ALLL to % Total Loans HFI	Loan Balance	ALLL Balance
Non impaired loans	$2,780,458	$31,587	1.14%	$2,730,684	$24,588	0.90%	$49,774	$6,999	24 bps
Acquired loans (2)	51,882	56	0.11%	58,745	77	0.13%	(6,863)	(21)	(2) bps
Impaired loans	27,434	6,760	24.64%	27,035	20,771	76.83%	399	(14,011)	(5,219) bps
Total loans	$2,859,774	$38,403	1.34%	$2,816,464	$45,436	1.61%	$43,310	$(7,033)	(27) bps
(1) HFI loan balance is before net deferred loan fees and costs.
(2) Acquired loans are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of March 31, 2020, $56 in ALLL was recorded at March 31, 2020 related to the loans acquired.

At March 31, 2020, the ALLL was $38,403, compared to $45,436 at December 31, 2019. The ALLL as a percentage of total loans HFI was 1.34% at March 31, 2020 and 1.61% at December 31, 2019. As of March 31, 2020, the Company’s total non-performing assets ("NPAs") were 0.72% of assets, or $27,434, a decrease of approximately $255 from December 31, 2019. The NPA/ALLL coverage ratio was 1.40 at March 31, 2020, a decrease of 24 basis points from the 1.64 coverage present at December 31, 2019. Criticized and Classified Assets were $53,125 at March 31, 2020, representing 1.86% of loans HFI, consistent with 1.86% of loans HFI at December 31, 2019.

Potential problem loans, which are not included in nonperforming assets, amounted to $20,260, or 0.71% of total loans held for investment at March 31, 2020, compared to $22,228, or 0.79% of total loans held for investment at December 31, 2019. Potential problem loans represent those loans where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is for substandard loans, which are still accruing interest and excluding the impact of substandard nonaccrual loans.

The table below sets forth the activity in the ALLL for the periods presented.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance	$45,436	$23,451
Loans charged-off:
Residential real estate	8	15
Commercial & industrial	20,501	568
Consumer & other	21	70
Total loans charged-off	20,530	653
Recoveries on loans previously charged-off:
Residential real estate	1	2
Commercial & industrial	468	—
Consumer & other	6	2
Total loan recoveries	475	4
Net charge-offs	(20,055)	(649)
Provision for loan losses charged to expense	13,022	5,055
Total allowance at end of period	$38,403	$27,857
Total loans, gross, at end of period(1)	$2,859,774	$2,810,905
Average gross loans(1)	$2,838,437	$2,764,675
Allowance to total loans	1.34%	0.99%
Net charge-offs (recoveries) to average loans, annualized	2.84%	0.10%
(1)Loan balances exclude loans held for sale
While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	March 31, 2020		December 31, 2019
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$6,417	21.9%	$4,847	21.0%
Commercial	9,018	34.9	8,113	35.3
Residential	4,767	22.7	4,462	22.8
Total real estate	20,202	79.5	17,422	79.1
Commercial and industrial	18,146	20.3	27,957	20.7
Consumer and other	55	0.2	57	0.2
	$38,403	100.0%	$45,436	100.0%
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
The primary component of non-performing loans is non-accrual loans, which as of March 31, 2020 totaled $27,434. At March 31, 2020, there were no loans past due greater than 90 days and still accruing interest which is the other component of non-performing loans. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection.

The table below summarizes non-performing loans and assets for the periods presented.

	March 31, 2020	December 31, 2019
Non-accrual loans	$27,434	$27,035
Past due loans 90 days or more and still accruing interest	—	654
Total non-performing loans	27,434	27,689
Foreclosed real estate and repossessed assets	—	—
Total non-performing assets	27,434	27,689
Total non-performing loans as a percentage of total loans	0.96%	0.98%
Total non-performing assets as a percentage of total assets	0.72%	0.71%
Allowance for loan losses as a percentage of non-performing loans	140%	164%
As of March 31, 2020, there were 30 loans on non-accrual status. The amount and number are further delineated by loan segment and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Commercial real estate	$3,460	12.6%	1
Residential real estate	3,255	11.9	11
Commercial & industrial	20,719	75.5	18
Total non-accrual loans	$27,434	100.0%	30
Investment Securities and Other Earning Assets
The investment securities portfolio is intended to provide the Company with adequate liquidity and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as AFS. All AFS securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities AFS, consisting primarily of mortgage-backed securities, totaled $543,225 at March 31, 2020, compared to $652,132 at December 31, 2019, a decrease of $108,907, or 16.7%. The decrease in AFS securities was primarily attributed to security sales during the three months ended March 31, 2020.
There were no HTM securities at March 31, 2020, or December 31, 2019.
The Company also had other investments of $24,844 and $24,802 at March 31, 2020 and December 31, 2019, respectively, primarily consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank required as members of the Federal Reserve Bank System (“FRB”) and the Federal Home Loan Bank System (“FHLB”). The FHLB and FRB investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.
Bank Premises and Equipment
Bank premises and equipment totaled $48,470 at March 31, 2020 compared to $12,141 at December 31, 2019, an increase of $36,329, due to the purchase of the properties at Columbia Avenue and 120 9th Avenue locations in Franklin, Tennessee, therefore ending the lease agreements by the Company on February 5, 2020.
Deposits
At March 31, 2020, total deposits were $3,137,471, a decrease of $70,113, or 8.8% annualized, compared to $3,207,584 at December 31, 2019. Included in the Company’s funding strategy are brokered deposits, public funds deposits and reciprocal deposits. Total brokered deposits decreased $97,866, or 62.3% annualized, to $534,375 at March 31, 2020, when compared with $632,241 at December 31, 2019, which reflects the Company’s strategy to reduce its dependence on non-core funding. Public funds deposits decreased $58,734, or 61.1% annualized, to $328,169 at March 31, 2020 when compared with $386,903 at December 31, 2019 due to the Company’s strategy to redirect some of the Company’s local government customers into the reciprocal account relationships, thereby decreasing the Company’s requirements to collateralize those public funds deposits. As a result, reciprocal deposits increased $67,099, or 56.0% annualized, to $548,840 at March 31, 2020, compared to $481,741 at December 31, 2019.

Time deposits, excluding brokered deposits and public funds, as of March 31, 2020, amounted to $384,178, compared to $399,258 as of December 31, 2019, a decrease of $15,080, or 15.2% annualized.
The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

March 31, 2020
Three months or less	$70,103
Three through six months	57,377
Six through twelve months	82,817
Over twelve months	119,611
Total	$329,908
Federal Funds Purchased and Repurchase Agreements
The Company had no federal funds purchased from correspondent banks or repurchase agreements as of March 31, 2020, and December 31, 2019.
Federal Home Loan Bank Advances
The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At March 31, 2020 and at December 31, 2019 advances totaled $135,000 and $155,000, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2020	$135,000	1.13%
Subordinated Notes
At March 31, 2020, the Company’s subordinated notes, net of issuance costs, totaled $58,916 compared with $58,872 at December 31, 2019. For more information related to the subordinated notes and the related issuance costs, please see Note 12 of the consolidated financial statements.
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
Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as AFS, and sales of brokered deposits. As of March 31, 2020, $543,225 of the investment securities portfolio was classified as AFS and is reported at fair value on the consolidated balance sheet. Approximately $287,371 of the total $543,225 investment securities portfolio on hand at March 31, 2020, was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

Equity
As of March 31, 2020, the Company’s equity was $408,848, as compared with $410,426 as of December 31, 2019. The $1,578 decrease in equity was mainly driven by the Company's net loss of $1,148 and dividends paid of $893 in the three months ended March 31, 2020.
On January 23, 2019, our board of directors announced they had authorized a share repurchase program for up to $30,000 of our outstanding common stock. The repurchase program expired on January 23, 2020, and no additional shares were purchased after December 31, 2019.
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
Off Balance Sheet Arrangements
The Company generally does not have any off-balance sheet arrangements other than unused lines of credit, outstanding standby letters of credit, and outstanding mortgage loan commitments to customers in the ordinary course of business. At March 31, 2020, the Company had unused lines of credit of $738,189, outstanding standby letters of credit of $53,263, and outstanding mortgage loan commitments of $156,421.
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
•“Tangible book value per share” is defined as tangible common equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets; and
•“Return on Average Tangible Common Equity” is defined as net income available to common shareholders divided by average tangible common shareholders’ equity.
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
The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total shareholders’ equity	$408,755	$410,333	$408,168	$393,516	$383,421
Less: Preferred stock	—	—	—	—	—
Total common equity	408,755	410,333	408,168	393,516	383,421
Common shares outstanding	14,859,704	14,821,594	14,636,484	14,628,287	14,574,339
Book value per share	$27.51	$27.68	$27.89	$26.90	$26.31
Total common equity	408,755	410,333	408,168	393,516	383,421
Less: Goodwill and other intangible assets	18,555	18,652	18,763	18,885	19,020
Tangible common equity	$390,200	$391,681	$389,405	$374,631	$364,401
Common shares outstanding	14,859,704	14,821,591	14,636,484	14,628,287	14,574,339
Tangible book value per share	$26.26	$26.43	$26.61	$25.61	$25.00
Average total common equity	416,518	414,251	399,096	388,460	377,116
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	18,615	18,809	18,763	18,971	19,109
Average tangible common shareholders’ equity	$397,903	$395,442	$380,333	$369,489	$358,007
Net income available to common shareholders	(1,148)	(4,592)	11,324	5,173	2,901
Average tangible common equity	397,903	395,442	380,333	369,489	358,007
Return on average tangible common equity(1)	(1.2)%	(4.6)%	11.8%	5.6%	3.3%
Efficiency Ratio:
Net interest income	$27,464	$28,113	$28,262	$27,365	$27,420
Noninterest income	5,893	4,573	4,793	4,923	3,486
Operating revenue	33,357	32,686	33,055	32,288	30,906
Expense
Total noninterest expense	22,421	21,279	18,614	19,370	22,616
Efficiency ratio(2)	67.2%	65.1%	56.3%	60.0%	73.2%
(1)Annualized
(2)Efficiency ratio (GAAP) is calculated by dividing reported noninterest expense by reported total revenue

FRANKLIN FINANCIAL NETWORK, INC.
SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income Statement Data:
Interest income	$41,607	$43,185	$46,531	$47,453	$47,523
Interest expense	14,143	15,072	18,269	20,088	20,103
Net interest income	27,464	28,113	28,262	27,365	27,420
Provision for loan losses	13,022	18,961	1,000	7,031	5,055
Noninterest income	5,893	4,573	4,793	4,923	3,486
Noninterest expense	22,421	21,279	18,614	19,370	22,616
Net income (loss) before taxes	(2,086)	(7,554)	13,441	5,887	3,235
Income tax (benefit) expense	(938)	(2,970)	2,117	706	334
Net income (loss)	(1,148)	(4,584)	11,324	5,181	2,901
Pre-tax pre-provision profit	10,936	11,407	14,441	12,918	8,290
Earnings before interest and taxes	12,057	7,518	31,710	25,975	23,338
Net income (loss) available to common shareholders	(1,148)	(4,592)	11,324	5,173	2,901
Weighted average diluted common shares	14,758,960	14,633,399	14,991,363	14,894,140	14,804,830
Earnings per share, basic	(0.08)	(0.31)	0.77	0.35	0.20
Earnings per share, diluted	(0.08)	(0.31)	0.75	0.34	0.19
Dividend per share	0.06	0.06	0.04	0.04	0.04
Profitability (%)
Return on average assets	(0.12)%	(0.48)%	1.12%	0.51%	0.28%
Return on average equity	(1.1)%	(4.4)%	11.3%	5.3%	3.1%
Return on average tangible common equity(3)	(1.2)%	(4.6)%	11.8%	5.6%	3.3%
Efficiency ratio	67.2%	65.1%	56.3%	60.0%	73.2%
Net interest margin(1)	3.0%	2.8%	3.0%	2.8%	2.8%
Balance Sheet Data ($):
Loans (including HFS)	$2,898,450	$2,855,606	$2,852,803	$2,907,526	$2,829,107
Loan loss reserve	38,403	45,436	26,474	27,443	27,857
Cash	173,482	234,991	178,747	150,721	300,113
Securities	543,225	652,132	612,371	834,095	918,132
Goodwill	18,176	18,176	18,176	18,176	18,176
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	379	476	587	709	844
Assets	3,791,601	3,896,162	3,818,324	4,071,971	4,238,436
Deposits	3,137,471	3,207,584	3,061,950	3,146,645	3,315,843
Liabilities	3,382,753	3,485,736	3,410,063	3,678,362	3,854,922
Total shareholders' equity	408,755	410,333	408,168	393,516	383,421
Total equity	408,848	410,426	408,261	393,609	383,514
Tangible common equity(3)	390,200	391,681	374,631	374,631	364,401
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.96%	0.98%	0.11%	0.16%	0.42%
Nonperforming assets / (total loans(2) and foreclosed assets)	0.96%	0.98%	0.11%	0.16%	0.42%
Loan loss reserve / total loans(2)	1.34%	1.61%	0.95%	0.95%	0.99%
Net charge-offs (recoveries) / average loans HFI(4)	2.84%	0.00%	0.27%	1.04%	0.10%
Capital (%)
Tangible common equity to tangible assets(3)	10.3%	10.1%	10.2%	9.2%	8.6%
Leverage ratio	10.1%	10.3%	9.8%	9.2%	8.8%

Common Equity Tier 1 ratio	12.0%	11.9%	12.0%	11.2%	11.3%
Tier 1 risk-based capital ratio	12.0%	11.9%	12.0%	11.2%	11.3%
Total risk-based capital ratio	15.0%	15.0%	14.7%	13.7%	14.0%
(1)Net interest margins shown in the table above include tax-equivalent adjustments to adjust interest income on tax-exempt loans and tax-exempt investment securities to a fully taxable basis.
(2)Total loans in this ratio exclude loans held for sale.
(3)See Non-GAAP table in the preceding pages.
(4)Annualized.
Termination of Emerging Growth Company Status
Effective as of December 31, 2019, the Company ceased to be an emerging growth company.

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
Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended March 31, 2020, net interest income was estimated to decrease 2.73% and 3.94% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 3.55% and 0.99% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.
The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of March 31, 2020.

Projected Interest Rate Change	Net Interest Income $	Net Interest Income $ Change from Base	% Change from Base
-200	124,339	1,213	0.99%
-100	127,503	4,377	3.55%
Base	123,126	—	—%
+100	119,767	(3,359)	(2.73)%
+200	118,276	(4,850)	(3.94)%
+300	117,799	(5,327)	(4.33)%
+400	117,546	(5,580)	(4.53)%
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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the"Exchange Act")) as of March 31, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, due to the ongoing efforts to remediate the material weakness in its internal control over financial reporting identified in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as described in more detail below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b) Changes in Internal Controls. Other than as described below in regards to our ongoing efforts to fully remediate the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, no change in our internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Previously Identified Material Weakness
Based on the assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as described in our Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to a material weakness arising from certain control deficiencies existing during 2019 related to the Company’s precision of review regarding the valuation of impaired loans. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As stated in the 2019 Annual Report on Form 10-K, management concluded that the existence of this material weakness did not result in a restatement of prior period financial statements and no change in previously issued financial results were required as a result of this material weakness in internal control.
Remediation of Material Weakness

The Company has made progress toward remediation of the underlying causes of the above-described material weakness in 2019. However, the identified material weakness in internal control over financial reporting will not be considered fully addressed until the internal controls over this area have been in operation for a sufficient period of time for the Company’s management to conclude that the material weakness has been fully remediated. The Company will continue to evaluate these internal controls throughout 2020 to ensure the remediation efforts are working as designed. As a result, the Company may alter its control structure to enhance these and other related controls in this area, but the Company’s evaluation as to full remediation will primarily involve an ongoing review of its current control structure to make sure the controls in this area are being performed as designed by the individuals responsible for performance of these controls. Once this evaluation is complete, the Company will make its final determination as to full remediation.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, the Company believes would have a material adverse impact on the Company’s financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
•declines in collateral values;
•decreased demand for our products and services;
•third party disruptions, including outages at network providers and other suppliers;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.

Since the initiation of the PPP, several larger banks have been subject to litigation regarding the protocols and procedures that they used in processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our policies and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to us, it could result in financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have an adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

We may experience increases to, and volatility in, the balance of the allowance for credit losses and related provision expense due to the adoption of the current expected credit losses (“CECL”) methodology.

As permitted by the CARES Act, we have delayed adoption until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 31, 2020, related to the outbreak of COVID-19, and December 31, 2020. Relative to the incurred loss methodology that we currently use, the CECL methodology requires increased use of judgments and dependence on forward-looking information and forecasts, any of which may prove to be incorrect. For this reason, and due to the effects of the COVID-19 pandemic and the uncertain duration of the permitted delay referred to above, we are not able to estimate the amount of increase in our allowance for credit losses upon our compliance with this standard.

The CECL methodology differs substantially from the incurred loss methodology currently used in that it is forward looking, requiring measurement to occur when a financial asset is first added to the balance sheet and periodically thereafter. The measurements will require increased use of management judgments as well as forward-looking information and forecasts. Although every effort is made to ensure that the judgements are correct and the forecasts accurate, the future is uncertain, and there can be no guarantee that the judgments and forecasts will prove to be correct.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Unregistered Sales of Equity Securities. Not applicable.
(b)Use of Proceeds. Not applicable.
(c)Repurchase of Equity Securities
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That may Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 to January 31, 2020	—	$—	—	$29,283
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020	—	—	—	—
(1) On January 23, 2019, the board of directors announced that they had authorized a share repurchase program for up to $30 million of our outstanding common stock. The repurchase program expired on January 23, 2020, and no additional shares were purchased after December 31, 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None
ITEM 6. EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 21, 2020, by and among Franklin Financial Network, Inc., FB Financial Corporation and Paisley Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 24, 2020).

10.1
Voting and Support Agreement, dated as of January 21, 2020, by and between Franklin Financial Network, Inc. and James W. Ayers (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 24, 2020).

10.2
Form of Voting and Support Agreement, dated as of January 21, 2020, by and among FB Financial Corporation and the members of the board of directors of Franklin Financial Network, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 24, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS*	XBRL Instance Document.-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

May 7, 2020	By:	/s/ Christopher J. Black
Christopher J. Black Executive Vice President and Chief Financial Officer
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)