Form 10-Q
period 2020-06-30
Franklin Financial Network Inc.
filed 2020-08-10
CIK 1407067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, no par value per share, as of July 31, 2020, was 14,972,793.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements regarding, among other things, our anticipated financial and operating results, the transaction with FB Financial Corporation, and the impact of the COVID-19 pandemic. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” “may,” “could,” “would,” “should,” “hope,” “pursue,” “seek,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020, and in this Form 10-Q. We caution readers that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Readers are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Form 10-Q is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.
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
•natural or other disasters, acts of terrorism, widespread protests and civil unrest and pandemics could have an adverse effect on us, including a material disruption of our operations or the ability or willingness of clients to access our products and services;
•widespread system outages, caused by the failure of critical internal systems or critical services provided by third parties, could adversely impact our financial condition and results of operations; and
•depressed market values for our stock and adverse economic conditions sustained over a period of time may require a write down to goodwill.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed March 16, 2020 with the SEC, and our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020, as well as the section below entitled “Statement Regarding the Impact of the COVID-19 Pandemic” and the section entitled “Risk Factors” in this Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

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

Throughout this Form 10-Q, the Company has sought to describe the historical and future impact of the COVID-19 pandemic on the Company's operations, including the discussions of our loan portfolio, allowances for loan and lease losses and credit quality. Although the Company believes that the statements that pertain to future events, results and trends and their impact on the Company's business are reasonable at the present time, those statements are not historical facts and are based upon current assumptions, expectations, estimates and projections, many of which, by their nature, are beyond the Company's control. Accordingly, all discussions regarding future events, results and trends and their impact on the Company's business, even in the near term, are necessarily uncertain given the fluid and evolving nature of the pandemic.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from financial institutions	$236,775	$234,991
Certificates of deposit at other financial institutions	3,506	3,590
Securities available for sale	503,877	652,132
Loans held for sale, at fair value	61,142	43,162
Loans held for investment	2,794,768	2,812,444
Allowance for loan losses	(38,100)	(45,436)
Net loans	2,756,668	2,767,008
Restricted equity securities, at cost	24,110	24,802
Premises and equipment, net	47,305	12,141
Accrued interest receivable	18,576	12,362
Bank owned life insurance	57,432	56,726
Deferred tax asset	10,093	14,229
Servicing rights, net	4,035	3,246
Goodwill	18,176	18,176
Core deposit intangible, net	271	448
Other assets	33,775	53,149
Total assets	$3,775,741	$3,896,162
LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$483,445	$319,373
Interest bearing	2,659,814	2,888,211
Total deposits	3,143,259	3,207,584
Federal Home Loan Bank advances	100,000	155,000
Subordinated notes, net	58,961	58,872
Accrued interest payable	2,711	4,201
Other liabilities	48,747	60,079
Total liabilities	3,353,678	3,485,736
Commitments and Contingencies (Note 9)
Equity
Preferred stock, no par value: 1.0 million shares authorized; no shares outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, no par value: 30.0 million authorized; 14.9 million issued and outstanding at June 30, 2020 and 14.8 million issued and outstanding December 31, 2019, respectively	279,232	275,412
Retained earnings	140,339	133,102
Accumulated other comprehensive income	2,399	1,819
Total shareholders’ equity	421,970	410,333
Non-controlling interest in consolidated subsidiary	93	93
Total equity	422,063	410,426
Total liabilities and equity	$3,775,741	$3,896,162
See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income and dividends
Loans, including fees	$36,623	$40,202	$73,661	$78,540
Securities:
Taxable	1,700	4,614	4,124	11,008
Tax-Exempt	1,219	1,410	2,602	2,880
Dividends on restricted equity securities	220	350	382	684
Federal funds sold and other	52	877	652	1,864
Total interest income	39,814	47,453	81,421	94,976
Interest expense
Deposits	8,929	16,679	21,175	33,669
Federal funds purchased and repurchase agreements	1	90	15	162
Federal Home Loan Bank advances and other borrowings	274	2,237	1,075	4,196
Subordinated notes	1,082	1,082	2,164	2,164
Total interest expense	10,286	20,088	24,429	40,191
Net interest income	29,528	27,365	56,992	54,785
Provision for loan losses	3,195	7,031	16,217	12,086
Net interest income after provision for loan losses	26,333	20,334	40,775	42,699
Noninterest income
Service charges on deposit accounts	74	77	166	151
Other service charges and fees	1,397	903	2,294	1,660
Mortgage banking revenue	8,688	2,473	11,373	4,145
Wealth management	702	673	1,516	1,300
Gain on sale or call of securities	166	367	1,562	517
Net (loss) gain on sale of loans held for investment	(372)	3	(788)	(214)
Net gain on sale of foreclosed assets	5	3	7	7
Other	(105)	424	318	844
Total noninterest income	10,555	4,923	16,448	8,410
Noninterest expense
Salaries and employee benefits	14,762	11,365	27,342	26,108
Occupancy and equipment	2,832	3,283	5,918	6,396
FDIC assessment expense	900	660	1,350	1,650
Marketing	133	301	378	620
Professional fees	2,345	1,073	5,413	1,996
Amortization of core deposit intangible	82	132	177	277
Other	2,922	2,556	5,819	4,939
Total noninterest expense	23,976	19,370	46,397	41,986
Income before income tax expense	12,912	5,887	10,826	9,123
Income tax expense	2,730	706	1,792	1,040
Net income	10,182	5,181	9,034	8,083
Earnings attributable to noncontrolling interest	(8)	(8)	(8)	(8)
Net income available to common shareholders	$10,174	$5,173	$9,026	$8,075
Earnings per share:
Basic	$0.68	$0.35	$0.61	$0.55
Diluted	0.66	0.34	0.59	0.54

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30, 2020		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$10,182	$5,181	$9,034	$8,083
Other comprehensive income, net of tax:
Unrealized gains/losses on securities:
Unrealized holding gains arising during the period	2,704	7,116	4,443	19,109
Reclassification adjustment for gains on sales, calls, and prepayments of securities included in net income	(166)	(367)	(1,562)	(517)
Tax effect	(634)	(1,760)	(714)	(4,849)
Net unrealized gains on securities	1,904	4,989	2,167	13,743
Unrealized gain/loss on cash flow hedge:
Unrealized holding gain (losses) arising during the period	192	(1,667)	(2,149)	(1,667)
Tax effect	(50)	436	562	436
Net unrealized gains (losses) on cash flow hedge	142	(1,231)	(1,587)	(1,231)
Total other comprehensive income	2,046	3,758	580	12,512
Comprehensive income	$12,228	$8,939	$9,614	$20,595

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended June 30, 2020 and June 30, 2019
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Shareholders’ Equity
	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
		Shares	Amount
Balance at April 1, 2019	$—	14,574,339	$266,758	$123,250	$(6,587)	$93	$383,514
Exercise of common stock options, includes net settlement of shares	—	74,116	753	—	—	—	753
Stock based compensation expense, net of restricted share forfeitures	—	—	1,513	—	—	—	1,513
Issuance of restricted stock awards, net of forfeitures	—	(988)	—	—	—	—	—
Purchase of treasury stock	—	(19,180)	(519)	—	—	—	(519)
Cash Dividends - common stock ($0.04 per share)	—	—	—	(583)	—	—	(583)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	5,181	—	—	5,181
Other comprehensive income	—	—	—	—	3,758	—	3,758
Balance at June 30, 2019	$—	14,628,287	$268,505	$127,840	$(2,829)	$93	$393,609

Balance at April 1, 2020	$—	14,859,704	$277,341	$131,061	$353	$93	$408,848
Exercise of common stock options, includes net settlement of shares	—	39,073	449	—	—	—	449
Stock based compensation expense, net of restricted share forfeitures	—	—	1,442	—	—	—	1,442
Issuance of restricted stock awards, net of forfeitures, and vesting of restricted stock units	—	38,999	—	—	—	—	—
Cash dividends - common stock ($0.06 per share)	—	—	—	(896)	—	—	(896)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	10,182	—	—	10,182
Other comprehensive income	—	—	—	—	2,046	—	2,046
Balance at June 30, 2020	$—	14,937,776	$279,232	$140,339	$2,399	$93	$422,063

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2020 and June 30, 2019
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Shareholders’ Equity
	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
		Shares	Amount
Balance at January 1, 2019	$—	14,538,085	$264,905	$123,176	$(15,341)	$93	$372,833
Cumulative-effect of accounting change	—	—	—	(2,244)	—	—	(2,244)
Balance at January 1, 2019 adjusted	$—	14,538,085	$264,905	$120,932	$(15,341)	$93	$370,589
Exercise of common stock options, includes net settlement of shares	—	109,162	1,277	—	—	—	1,277
Stock based compensation expense, net of restricted share forfeitures	—	—	2,842	—	—	—	2,842
Issuance of restricted stock awards, net of forfeitures	—	220	—	—	—	—	—
Purchase of treasury stock	—	(19,180)	(519)	—	—	—	(519)
Cash Dividends - common stock ($0.08 per share)	—	—	—	(1,167)	—	—	(1,167)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	8,083	—	—	8,083
Other comprehensive income	—	—	—	—	12,512	—	12,512
Balance at June 30, 2019	$—	14,628,287	$268,505	$127,840	$(2,829)	$93	$393,609

Balance at January 1, 2020	$—	14,821,594	$275,412	$133,102	$1,819	$93	$410,426
Exercise of common stock options, includes net settlement of shares	—	76,489	866	—	—	—	866
Stock based compensation expense, net of restricted share forfeitures	—	—	2,954	—	—	—	2,954
Issuance of restricted stock awards, net of forfeitures, and vesting of restricted stock units	—	39,693	—	—	—	—	—
Cash dividends - common stock ($0.12 per share)	—	—	—	(1,789)	—	—	(1,789)
Noncontrolling interest distributions	—	—	—	(8)	—	—	(8)
Net income	—	—	—	9,034	—	—	9,034
Other comprehensive income	—	—	—	—	580	—	580
Balance at June 30, 2020	$—	14,937,776	$279,232	$140,339	$2,399	$93	$422,063

See accompanying notes to consolidated financial statements.

FRANKLIN FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$9,034	$8,083
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization on premises and equipment	1,200	850
Accretion of purchase accounting adjustments	(169)	(346)
Net amortization of securities	2,675	3,078
Amortization of loan servicing right asset	1,013	487
Amortization of core deposit intangible	177	277
Amortization of debt issuance costs	89	89
Provision for loan losses	16,217	12,086
Impairment charges on loan servicing right asset	316	—
Deferred income tax expense (benefit)	3,984	(2,121)
Excess tax benefit related to stock compensation	(3)	(205)
Origination of loans held for sale	(380,107)	(208,009)
Proceeds from sale of loans held for sale	371,034	197,230
Net gain on sale of loans held for sale	(11,025)	(5,594)
Loss on sale of loans held for investment	788	227
Gain on sale of available for sale securities	(1,562)	(517)
Income from bank owned life insurance	(705)	(750)
Stock-based compensation	2,954	2,842
Deferred gain on sale of loans	(8)	(7)
Deferred gain on sale of foreclosed assets	(7)	(7)
Net change in:
Accrued interest receivable and other assets	(7,370)	4,478
Accrued interest payable and other liabilities	(3,539)	6,875
Net cash from operating activities	$4,986	$19,046
Cash flows from investing activities
Securities available for sale :
Sales and calls	119,888	347,037
Purchases	(369)	(94,860)
Maturities and prepayments	39,619	82,556
Securities held to maturity :
Purchases	—	(3,284)
Maturities, prepayments and calls	—	5,261
Net change in loans	(144,828)	(241,477)
Proceeds from sale of loans held for investment	138,332	18,468
Purchase of restricted equity securities	(83)	(3,011)
Proceeds from sale of restricted equity securities	775	—
Purchases of premises and equipment, net	(36,364)	(1,427)
Decrease (increase) in certificates of deposits at other financial institutions	84	(246)
Net cash from investing activities	$117,054	$109,017
Cash flows from financing activities
Decrease in deposits	(64,325)	(285,162)
Proceeds from Federal Home Loan Bank advances	145,000	340,000
Repayment of Federal Home Loan Bank advances	(200,000)	(312,000)
Proceeds from exercise of common stock options	866	1,277
Purchase of treasury stock	—	(494)
Dividends paid on common stock	(1,789)	(1,167)
Noncontrolling interest distributions	(8)	(8)
Net cash from financing activities	$(120,256)	$(257,554)

Net change in cash and cash equivalents	1,784	(129,491)
Cash and cash equivalents at beginning of period	234,991	280,212
Cash and cash equivalents at end of period	$236,775	$150,721

Supplemental information:
Interest paid	$25,920	$40,579
Income taxes paid	$48	$6,043
Non-cash supplemental information:
Establishment and extinguishment of lease liability and right-of use asset	$(21,522)	$43,723
Transfers from securities held to maturity to securities available for sale	$—	$1,206

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. On January 21, 2020, the Company announced a strategic merger with FB Financial Corporation that is expected to close in the third quarter of 2020, with an anticipated closing date of August 15, 2020.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. During the first quarter of 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The pandemic has caused significant disruptions in the U.S. economy, has disrupted banking and other financial activity in the areas in which the Company operates. The pandemic and its adverse consequences continued throughout the second quarter of 2020, and will likely present significant economic risks for at least the next several quarters. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

The United States Congress, the President of the United States, and the Federal Reserve have taken several actions designed to cushion the economic fallout from the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2.2 trillion legislative relief package. The goal of the CARES Act is to limit the impact of a potentially severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and medical providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts, together with other proposed and/or pending legislature and regulatory actions, are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. It is not possible at this time to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, could have on the Company’s operations, but such impacts could be material and adverse.

Financial position and results of operations

The Company’s fee income could be reduced due to the impacts of COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

The Company’s interest income could be reduced due to the impacts of COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. During the second quarter of 2020, the Company sold approximately $76.6 million of SBA PPP loans originated to a third party at a minimal discount. While interest and fees for any remaining SBA PPP loans will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued may need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

In an agreement with a third party provider, the Company sold substantially all of its Paycheck Protection Program ("PPP") loan portfolio that were originated and funded during the first and second quarter of 2020. This transaction allowed the Company to immediately recognize the origination fees paid by the Small Business Administration (“SBA”) during the second quarter of 2020. The Company no longer retains the servicing or other risks associated with the administration of the transferred loan portfolio.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company continues to execute a payment deferral program for its eligible clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment, with the typical deferral period of 90 days. The majority of the Company’s first round of 90-day loan payment deferrals began to mature toward the end of the second quarter of 2020 and during the first part of the third quarter of 2020. The Company is working with its customers during this timeframe to determine if a second 90-day loan payment deferral is necessary. During the period ended June 30, 2020, interagency guidance and the CARES Act rules provided clarity to accounting for modifications whereby under certain circumstances, such modifications would not be considered troubled debt restructurings ("TDRs").

As of July 31, 2020, we have approximately 305 loans with a balance of approximately $478,000 that have returned to regular payment status, and we have approximately 101 loans with a balance of approximately $253,000 that remain on temporary payment deferral program.

Credit

Pertaining to the Company’s June 30, 2020 financial condition and results of operations, COVID-19 had an impact on the Company’s allowance for loan and lease losses (“ALLL”) and the resulting provision for loan losses were impacted by changes in economic conditions. Should economic conditions worsen, we could experience further increases in our ALLL and record additional provision expense. The execution of the payment deferral program discussed above improved our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Goodwill

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an additional goodwill impairment test and could result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or equity.

Recently Adopted and Effective Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation and instead treats goodwill impairment as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. ASU 2017-04 became effective for us on January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the period ended June 30, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company determined that none of its goodwill was impaired as of June 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.
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
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 became effective for the Company on January 1, 2020, and it did not have a significant impact on the Company's consolidated financial statements.

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

In accordance with Section 4014 of the CARES Act, the Company deferred implementation of CECL and thus elected to continue to utilize the ILM to calculate loan loss reserves in the first and second quarters 2020.

The temporary deferral of CECL will remain effective until the earlier of the termination of the national emergency declaration concerning the COVID-19 pandemic or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. The Company has taken actions to mitigate the impact or potential prospective credit losses including permitting short-term payment deferrals to current customers. These conditions significantly impact management’s determination of a reasonable and supportable forecast, an essential requirement in the calculation of expected credit losses under CECL methodology. The Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. Management will continue to measure and monitor the estimated impacts of CECL adoption through continued parallel testing of model simulations based on our portfolio composition and current expectations of future economic conditions.

The Company’s CECL implementation efforts will remain in process in order to adequately comply with the provisions of CECL once the deferral period ceases. Management will continue to measure and monitor the estimated impacts of CECL adoption through continued parallel testing of model simulations based on our portfolio composition and current expectations of future economic conditions.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the securities available-for-sale portfolio at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Mortgage-backed securities: residential	$250,810	$6,828	$(1)	$257,637
Mortgage-backed securities: commercial	15,217	454	(79)	15,592
Corporate notes	2,500	92	—	2,592
State and political subdivisions	228,567	5,698	(6,209)	228,056
Total	$497,094	$13,072	$(6,289)	$503,877

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Mortgage-backed securities: residential	$374,923	$1,876	$(856)	$375,943
Mortgage-backed securities: commercial	17,858	56	(134)	17,780
Corporate notes	32,825	539	(3)	33,361
State and political subdivisions	222,624	2,566	(142)	225,048
Total	$648,230	$5,037	$(1,135)	$652,132
There were no securities held-to-maturity at June 30, 2020 or December 31, 2019.
The proceeds from sales, calls, and prepayments of available for sale securities and the associated gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds	$17,462	$87,424	$119,888	$347,037
Gross gains	253	367	1,677	2,168
Gross losses	(87)	—	(115)	(1,651)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2020
	Amortized Cost	Fair Value
Available-for-sale
Over one year through five years	$1,606	$1,634
Over five years through ten years	5,461	5,437
Over ten years	224,000	223,577
Mortgage-backed securities: residential	250,810	257,637
Mortgage-backed securities: commercial	15,217	15,592
Total	$497,094	$503,877
Securities pledged at June 30, 2020, and December 31, 2019 had a carrying amount of $283,970 and $294,585, respectively, that were pledged to secure public deposits.
At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government-sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The following table summarizes the securities with unrealized and unrecognized losses at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Available-for-sale
Mortgage-backed securities: residential	$—	$—	$102	$(1)	$102	$(1)
Mortgage-backed securities: commercial	—	—	3,109	(79)	3,109	(79)
State and political subdivisions	116,336	(6,209)	—	—	116,336	(6,209)
Total available-for-sale	$116,336	$(6,209)	$3,211	$(80)	$119,547	$(6,289)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Available-for-sale
Mortgage-backed securities: residential	$49,390	$(172)	$91,644	$(684)	$141,034	$(856)
Asset-backed securities	4,436	(29)	7,286	(105)	11,722	(134)
Corporate notes	997	(3)	—	—	997	(3)
State and political subdivisions	29,843	(142)	—	—	29,843	(142)
Total available-for-sale	$84,666	$(346)	$98,930	$(789)	$183,596	$(1,135)

Unrealized losses on debt securities have not been recognized into income because the issuers’ bonds are of high credit quality. As of June 30, 2020, management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

NOTE 3—LOANS

Loans at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Loans
Construction and land development	$645,281	$591,541
Commercial real estate:
Nonfarm, nonresidential	969,870	944,021
Other	47,559	49,891
Residential real estate:
Closed-end 1-4 family	424,786	455,920
Other	186,746	187,681
Commercial and industrial	520,413	582,641
Consumer and other	3,570	4,769
Loans before net deferred loan fees	2,798,225	2,816,464
Deferred loan fees, net	(3,457)	(4,020)
Total loans	2,794,768	2,812,444
Allowance for loan losses	(38,100)	(45,436)
Total loans, net of allowance for loan losses	$2,756,668	$2,767,008
The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2020 and 2019:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Three Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$6,417	$9,018	$4,767	$18,146	$55	$38,403
Provision for loan losses	102	540	(288)	2,032	809	3,195
Loans charged-off	—	—	—	(5,163)	(3)	(5,166)
Recoveries	—	—	—	1,662	6	1,668
Total ending allowance balance	$6,519	$9,558	$4,479	$16,677	$867	$38,100
Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$4,742	$7,027	$4,810	$11,229	$49	$27,857
Provision for loan losses	42	614	18	6,382	(25)	7,031
Loans charged-off	—	—	—	(7,563)	(29)	(7,592)
Recoveries	—	—	16	70	61	147
Total ending allowance balance	$4,784	$7,641	$4,844	$10,118	$56	$27,443

The following table presents the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2020 and 2019:

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$4,847	$8,113	$4,462	$27,957	$57	$45,436
Provision for loan losses	1,672	1,445	24	12,254	822	16,217
Loans charged-off	—	—	(8)	(25,664)	(24)	(25,696)
Recoveries	—	—	1	2,130	12	2,143
Total ending allowance balance	$6,519	$9,558	$4,479	$16,677	$867	$38,100
Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$4,743	$6,725	$4,743	$7,166	$74	$23,451
Provision for loan losses	41	916	101	11,012	16	12,086
Loans charged-off	—	—	(15)	(8,131)	(99)	(8,245)
Recoveries	—	—	15	71	65	151
Total ending allowance balance	$4,784	$7,641	$4,844	$10,118	$56	$27,443

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019. For purposes of this disclosure, recorded investment in loans excludes accrued interest receivable and net deferred loan fees due to immateriality.

	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2020
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,528	$—	$1,528
Collectively evaluated for impairment	6,519	9,558	4,479	15,149	867	36,572
Total ending allowance balance	$6,519	$9,558	$4,479	$16,677	$867	$38,100
Loans:
Individually evaluated for impairment	$335	$4,305	$4,413	$18,016	$—	$27,069
Collectively evaluated for impairment	644,946	1,013,124	607,119	502,397	3,570	2,771,156
Total ending loans balance	$645,281	$1,017,429	$611,532	$520,413	$3,570	$2,798,225
December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$17	$20,754	$—	$20,771
Collectively evaluated for impairment	4,847	8,113	4,445	7,203	57	24,665
Total ending allowance balance	$4,847	$8,113	$4,462	$27,957	$57	$45,436
Loans:
Individually evaluated for impairment	$30	$—	$2,477	$24,528	$—	$27,035
Collectively evaluated for impairment	591,511	993,912	641,124	558,113	4,769	2,789,429
Total ending loans balance	$591,541	$993,912	$643,601	$582,641	$4,769	$2,816,464

Loans collectively evaluated for impairment reported at June 30, 2020 include certain acquired loans. At June 30, 2020, these non-purchased credit impaired (PCI) loans had a carrying value of $47,053, comprised of contractually unpaid principal totaling $47,707 and discounts totaling $654. Management evaluated these loans for credit deterioration since acquisition and determined that an allowance for loan losses of $71 was necessary at June 30, 2020.

The following table presents information related to impaired loans by class of loans as of June 30, 2020 and December 31, 2019:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2020
With no allowance recorded:
Construction and land development	$335	$335	$—
Commercial real estate:
Nonfarm, nonresidential	4,305	4,305	—
Residential real estate:
Closed-end 1-4 family	1,875	1,868	—
Other	2,545	2,545	—
Commercial and industrial	15,472	15,472	—
Subtotal	24,532	24,525	—
With an allowance recorded:
Commercial and industrial	7,697	2,544	1,528
Subtotal	7,697	2,544	1,528
Total	$32,229	$27,069	$1,528
December 31, 2019
With no allowance recorded:
Construction and land development	$30	$30	$—
Residential real estate:
Closed-end 1-4 family	319	311	—
Other	1,523	1,523	—
Commercial and industrial	11	11	—
Subtotal	1,883	1,875	—
With an allowance recorded:
Residential real estate:
Closed-end 1-4 family	643	643	17
Commercial and industrial	24,517	24,517	20,754
Subtotal	25,160	25,160	20,771
Total	$27,043	$27,035	$20,771

The following table presents the average recorded investment of impaired loans by class of loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Average Recorded Investment	2020	2019	2020	2019
With no allowance recorded:
Construction and land development	$224	$—	$117	$384
Commercial real estate:
Nonfarm, nonresidential	4,736	—	4,660	25
Residential real estate:
Closed-end 1-4 family	1,947	681	1,603	744
Other	2,252	1,086	2,546	1,174
Commercial and industrial	16,563	2,638	17,863	1,319
Subtotal	25,722	4,405	26,789	3,646
With an allowance recorded:
Construction and land development	—	—	—	91
Commercial real estate:
Nonfarm, nonresidential	—	—	78	—
Residential real estate:
Closed-end 1-4 family	214	—	213	—
Commercial and industrial	3,649	4,404	7,232	3,787
Subtotal	3,863	4,404	7,523	3,878
Total average recorded investment	$29,585	$8,809	$34,312	$7,524
The impact on net interest income for these loans was not material to the Company’s results of operations for the three and six months ended June 30, 2020 and 2019.
The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

	Nonaccrual	Loans Past Due Over 90 Days And Still Accruing Interest
June 30, 2020
Commercial real estate:
Nonfarm, nonresidential	$5,760	$—
Residential real estate:
Closed-end 1-4 family	1,868	—
Other	1,612	—
Commercial and industrial	15,193	—
Total	$24,433	$—

December 31, 2019
Construction and land development	$30	$—
Residential real estate:
Closed-end 1-4 family	954	—
Other	1,523	—
Commercial and industrial	24,528	654
Total	$27,035	$654

Nonaccrual loans and any loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2020
Construction and land development	$—	$1,174	$—	$1,174	$644,107	$645,281
Commercial real estate:
Nonfarm, nonresidential	2,981	—	3,460	6,441	963,429	969,870
Other	—	—	—	—	47,559	47,559
Residential real estate:
Closed-end 1-4 family	—	1,930	—	1,930	422,856	424,786
Other	194	421	749	1,364	185,382	186,746
Commercial and industrial	393	—	2,916	3,309	517,104	520,413
Consumer and other	—	—	—	—	3,570	3,570
	$3,568	$3,525	$7,125	$14,218	$2,784,007	$2,798,225
December 31, 2019
Construction and land development	$508	$—	$30	$538	$591,003	$591,541
Commercial real estate:
Nonfarm, nonresidential	3,981	—	—	3,981	940,040	944,021
Other	—	—	—	—	49,891	49,891
Residential real estate:
Closed-end 1-4 family	2,688	224	8	2,920	453,000	455,920
Other	85	961	555	1,601	186,080	187,681
Commercial and industrial	663	7,156	735	8,554	574,087	582,641
Consumer and other	—	—	—	—	4,769	4,769
	$7,925	$8,341	$1,328	$17,594	$2,798,870	$2,816,464

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

COVID-19 Supplemental information. The loan modifications and payment deferrals established in accordance with the CARES Act and interagency guidance disclosed in Note 1 did not result in immediate credit risk modifications. The impacted credits will continue to be monitored and assessed as the sustained impact of COVID-19 becomes better understood.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following table excludes deferred loan fees and includes PCI loans, which are included in the “Substandard” column. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of June 30, 2020 and December 31, 2019:

	Pass	Special Mention	Substandard	Total
June 30, 2020
Construction and land development	$644,946	$—	$335	$645,281
Commercial real estate:
Nonfarm, nonresidential	958,145	6,974	4,751	969,870
Other	47,559	—	—	47,559
Residential real estate:
Closed-end 1-4 family	422,128	765	1,893	424,786
Other	182,979	—	3,767	186,746
Commercial and industrial	488,215	597	31,601	520,413
Consumer and other	3,570	—	—	3,570
	$2,747,542	$8,336	$42,347	$2,798,225

	Pass	Special Mention	Substandard	Total
December 31, 2019
Construction and land development	$591,293	$248	$—	$591,541
Commercial real estate:
Nonfarm, nonresidential	941,260	997	1,764	944,021
Other	49,891	—	—	49,891
Residential real estate:
Closed-end 1-4 family	452,363	825	2,732	455,920
Other	185,170	—	2,511	187,681
Commercial and industrial	539,442	943	42,256	582,641
Consumer and other	4,769	—	—	4,769
	$2,764,188	$3,013	$49,263	$2,816,464

Troubled Debt Restructurings (TDRs)
As of June 30, 2020, the Company’s loan portfolio contains four loans that have been modified as TDRs with a balance of $4,303. Three loans with a balance of $3,992 were added as TDRs during the second quarter of 2020. As of December 31, 2019, the Company’s loan portfolio contained one loan that had been modified in a troubled debt restructuring with a balance of $311.
As of June 30, 2020, the Company had 437 loans with outstanding loan balances of $730,696 that were on temporary loan payment deferral, in accordance with the COVID-19 relief provided by the CARES Act.

The following table presents the loan deferral balances as of June 30, 2020:

June 30, 2020	Deferred Loan Total	% of loans HFI
Loans
Construction and land development	$75,801	2.7%
Commercial real estate:
Nonfarm, nonresidential	471,210	16.9%
Other	23,806	0.9%
Residential real estate:
Closed-end 1-4 family	37,917	1.4%
Other	7,348	0.3%
Commercial and industrial	114,595	4.1%
Consumer and other	19	—%
Total	$730,696	26.2%

As of July 31, 2020, we had approximately 305 loans with a balance of approximately $478,000 that had returned to regular payment status, and we had approximately 101 loans with a balance of approximately $253,000 that remained on a temporary payment deferral program. In accordance with the interagency guidance issued during the period ended June 30, 2020, these short-term deferrals are not considered TDRs..

NOTE 4—LOAN SERVICING
Loans serviced for others are not reported as assets. The principal balances of these loans at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$591,181	$488,790
Federal National Mortgage Association	58,292	10,221
Other	3,403	3,504
The related loan servicing rights activity for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Servicing rights:
Beginning of period	$3,057	$3,366	$3,246	$3,403
Additions	1,724	196	2,118	383
Amortized to expense	(655)	(263)	(1,013)	(487)
Change in impairment	(91)	—	(316)	—
End of period	$4,035	$3,299	$4,035	$3,299

The components of net loan servicing fees for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loan servicing fees, net:
Loan servicing fees	$332	$312	$654	$618
Amortization of loan servicing fees	(655)	(263)	(1,013)	(487)
Change in impairment	(91)	—	(316)	—
Total	$(414)	$49	$(675)	$131
The fair value of servicing rights was estimated by management to be approximately $4,035 at June 30, 2020. Fair value for June 30, 2020 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 21.4%. At December 31, 2019, the fair value of servicing rights was estimated by management to be approximately $3,922. Fair value for December 31, 2019 was determined using a weighted average discount rate of 9.5% and a weighted average prepayment speed of 16.8%.

NOTE 5—LEASES
Lessee Accounting
The majority of leases in which the Company is the lessee are comprised of real estate property for branches and office space and are recorded as operating leases with terms extending through 2034. The Company has one finance lease with a lease term through 2035.
In February 2020, the Company purchased the properties at Columbia Avenue and 120 9th Avenue in Franklin, Tennessee, therefore ending these lease agreements that represented approximately $19,000 and $20,000 in right-of-use assets and lease liabilities, respectively. In May 2020, the Company added one finance lease for a branch in Williamson County, Tennessee that relocated that added $1,627 in right-of-use assets and $1,618 in lease liabilities. In May 2020, a finance lease for an office space located in Williamson County, Tennessee was terminated and therefore decreased right-of-use assets and lease liabilities by $2,751 and $2,903, respectively.
The following table represents lease assets and lease liabilities as of June 30, 2020, and December 31, 2019.

Lease right-of-use assets	Classification	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other Assets	$19,175	$39,594
Finance lease right-of-use assets	Other Assets	1,611	2,819
Total lease right-of-use assets		$20,786	$42,413

Lease liabilities	Classification	June 30, 2020	December 31, 2019
Operating lease liabilities	Other Liabilities	$20,130	$41,308
Finance lease liabilities	Other Liabilities	1,615	2,942
Total lease liabilities		$21,745	$44,250

NOTE 6—SHARE-BASED PAYMENTS
The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $1,442 and $2,954 for the three and six months ended June 30, 2020 and $1,513 and $2,842 for the three and six months ended June 30, 2019. The total income tax benefit and expense, which is shown on the Consolidated Statements of Income was an increase of income tax expense of $210 and benefit of $3 for the three and six months ended June 30, 2020, respectively, and was a benefit of $92 and $205 for the three and six months ended June 30, 2019, respectively.

Stock Options: The Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Plan”), as amended and shareholder-approved, provided for authorized shares up to 4,000,000. The 2007 Plan provided that no options intended to be ISOs may be granted after April 9, 2017. As a result, the Company’s board of directors approved, and recommended to its shareholders for approval, an equity incentive plan, the 2017 Omnibus Equity Incentive Plan which the Company’s shareholders approved at the 2017 annual meeting of shareholders. On April 12, 2018, the Company’s Board of Directors approved the Amended and Restated 2017 Omnibus Equity Incentive Plan (the “Amended and Restated 2017 Plan”) to make certain changes in response to feedback received from the Company's shareholders. The terms of the Amended and Restated 2017 Plan are substantially similar to the terms of the 2007 Plan it was intended to replace. The Amended and Restated 2017 Plan provides for authorized shares up to 3,500,000. At June 30, 2020, there were 2,410,666 authorized shares available for issuance under the Amended and Restated 2017 Plan.
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
There were no options granted during the six months ended June 30, 2020. The fair value of options granted during the six months ended June 30, 2019, was determined using the following weighted-average assumptions as of grant date.

June 30, 2019
Risk-free interest rate	2.47%
Expected term	7 years
Expected stock price volatility	30.64%
Dividend yield	0.57%
The weighted average fair value of options granted for the six months ended June 30, 2020 and 2019 were $0.00 and $9.78, respectively.
A summary of the activity in the plans for the six months ended June 30, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,502,070	$22.39
Granted	—	—
Exercised	(76,489)	11.33
Forfeited, expired, or cancelled	(19,252)	21.26
Outstanding at period end	1,406,329	$17.54	6.10	$4,993
Vested or expected to vest	1,336,013	$26.54	5.76	$4,743
Exercisable at period end	601,711	$17.49	5.76	$4,972

	For the Six Months Ended June 30,
	2020	2019
Stock options exercised:
Intrinsic value of options exercised	$1,399	$1,869
Cash received from options exercised	866	1,277
Tax benefit realized from option exercises	212	205
As of June 30, 2020, there was $2,271 of total unrecognized compensation cost related to non-vested stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.17 years.
Restricted Stock and Restricted Stock Units: Additionally, the 2007 Plan and the Amended and Restated 2017 Plan each provides for the granting of restricted share awards and other performance related incentives. When the restricted shares are awarded, a participant receives voting and dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. In April 2019, the Company began awarding restricted stock units, which do not have voting rights or dividend rights until the restrictions have lapsed. These awards typically have a vesting period of three to five years and vest in equal annual installments on the anniversary date of the grant.
A summary of activity for non-vested restricted share awards for the six months ended June 30, 2020 is as follows:

Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2020	90,992	$32.54
Granted	—	—
Vested	(48,599)	32.10
Forfeited	(180)	31.75
Non-vested at June 30, 2020	42,213
Compensation expense associated with the restricted share awards is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2020, there was $387 of total unrecognized compensation cost related to non-vested shares granted under the 2007 Plan and Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1 year.
The Company began granting restricted stock units in 2019. The restricted stock units vest annually into common stock outstanding on the date of grant during the service period. The following table outlines restricted stock units that were outstanding, grouped by similar vesting criteria, as of June 30, 2020:

Grant year	Units Awarded	Service period in years
2019	2,870	5.0
2019	109,373	3.0
2020	118,725	3.0
Stock compensation expense related with the restricted stock units for the three and six months ended June 30, 2020 was $717 and $1,399, respectively. Stock compensation expense related with the restricted stock units for the three and six months ended June 30, 2019 was $483 and $579, respectively. This stock compensation is recognized on a straight-line basis over the time period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. As of June 30, 2020 and 2019, there were $7,222 and $3,814 of total unrecognized compensation cost related to non-vested restricted stock units granted under the Amended and Restated 2017 Plan. The cost is expected to be recognized over a weighted-average period of 1.99 years.

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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes that, as of June 30, 2020, the Company and Bank met all capital adequacy requirements to which they are subject. There are no conditions or events since that notification that management believes have changed the institution’s category.
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
For comparative purposes, the Company has included in the table below estimated regulatory capital ratios for the Company and for the Bank as of June 30, 2020, and December 31, 2019, based on the Basel III Capital Rules discussed above.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Company-Level
Company common equity Tier 1 capital to RWA	$399,384	12.5%	$143,700	4.5%	N/A	N/A
Company Total Capital to RWA	$496,529	15.5%	$255,466	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$399,384	12.5%	$191,599	6.0%	N/A	N/A
Company Tier 1 Leverage Ratio	$399,384	10.4%	$153,401	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$453,654	14.2%	$143,586	4.5%	$207,403	6.5%
Bank Total Capital to RWA	$491,846	15.4%	$255,265	8.0%	$319,081	10.0%
Bank Tier 1 (Core) Capital to RWA	$453,654	14.2%	$191,449	6.0%	$255,265	8.0%
Bank Tier 1 Leverage Ratio	$453,654	11.8%	$153,114	4.0%	$191,392	5.0%

December 31, 2019
Company-Level
Company common equity Tier 1 capital to RWA	$388,199	11.9%	$146,711	4.5%	N/A	N/A
Company Total Capital to RWA	$487,966	15.0%	$260,819	8.0%	N/A	N/A
Company Tier 1 (Core) Capital to RWA	$388,199	11.9%	$195,614	6.0%	N/A	N/A
Company Tier 1 Leverage Ratio	$388,199	10.3%	$151,456	4.0%	N/A	N/A
Bank-Level
Bank common equity Tier 1 capital to RWA	$441,348	13.6%	$146,491	4.5%	$211,599	6.5%
Bank Total Capital to RWA	$482,183	14.8%	$260,429	8.0%	$325,536	10.0%
Bank Tier 1 (Core) Capital to RWA	$441,348	13.6%	$195,322	6.0%	$260,429	8.0%
Bank Tier 1 Leverage Ratio	$441,348	11.7%	$151,255	4.0%	$189,069	5.0%
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

During 2019, the Company entered into 16 swap transactions with a notional amount of $101,205 designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities. As of June 30, 2020, there were no additional swap transactions during 2020.
A summary of the Company's fair value hedge relationships as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

					June 30, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivative
Interest rate swap agreements - securities	Other liabilities	6.55	2.527%	3 month LIBOR	$101,205	$14,068	$101,205	$4,954
The effects of fair value hedge relationships reported in interest income on securities on the consolidated statements of income for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2020	2019	2020	2019
Interest rate swap agreements - securities:
Hedged items	$706	$3,615	$9,114	$4,733
Derivative designated as hedging instruments	(706)	(3,615)	(9,114)	(4,733)
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2020:

	Carrying Amount of the Hedged Assets (in thousands)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Securities available-for-sale	$101,205	$101,205	$9,114	$4,954
Derivatives designated as cash flow hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company uses cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. A summary of the Company's cash flow hedge relationships as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

					June 30, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements	Other liabilities	2.1	2.232%	1 month LIBOR	$100,000	$3,741	$100,000	$1,592

The effects of the Company's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended June 30, 2020 and 2019 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Liability derivatives
Interest rate swap agreements	$142	$(1,231)	$(1,587)	$(1,231)
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
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2020			December 31, 2019
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$89,642	$637,394	$727,036	$89,040	$701,326	$790,366
Standby letters of credit	6,865	44,326	51,191	7,119	48,750	55,869
Mortgage loan commitments	136,235	—	136,235	48,999	—	48,999

Commitments to make loans are generally made for periods of over 365 days. At June 30, 2020, our loan commitments have interest rates ranging from 0.00% to 12.00% and maturity terms ranging from less than 1 year to 25 years.

Of the $727,036 of unused lines of credit at June 30, 2020, the Company estimates approximately $294,290, or approximately 40.5%, are available to be drawn by customers without further approval by the Bank.

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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for-sale
Mortgage-backed securities-residential	$—	$257,637	$—
Mortgage-backed securities-commercial	—	15,592	—
Corporate notes	—	2,592	—
State and political subdivisions	—	228,056	—
Total securities available-for-sale	$—	$503,877	$—
Loans held for sale	$—	$61,142	$—
Derivative assets	$—	$2,269	$—
Financial Liabilities
Derivative liabilities	$—	$18,269	$—

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities available-for-sale
Mortgage-backed securities-residential	$—	$375,943	$—
Asset-backed securities	—	17,780	—
Corporate notes	—	33,361	—
State and political subdivisions	—	225,048	—
Total securities available for sale	$—	$652,132	$—
Loans held-for-sale	$—	$43,162	$—
Derivative assets	$—	$225	$—
Financial Liabilities
Derivative liabilities	$—	$6,619	$—

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
There were no transfers between levels at June 30, 2020, and December 31, 2019 that had required write-downs to fair value.
The following table presents assets measured at fair value on a non-recurring basis. There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2020, and December 31, 2019.

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
June 30, 2020
Impaired loans, net: (1)
Commercial and industrial	$1,016	$—	$—	$1,016	$5,153
Servicing rights, net	4,035	—	—	4,035	316
Total	$5,051	$—	$—	$5,051	$5,469

December 31, 2019
Impaired loans, net: (1)
Residential real estate:
Closed-end 1-4 family	$626	$—	$—	$626	$—
Commercial and industrial	3,763	—	3,650	113	—
Total	$4,389	$—	$3,650	$739	$—
(1) Amount is net of a valuation allowance of $6,760 and $20,771 at June 30, 2020 and December 31, 2019, respectively, as required by ASC 310-10, "Receivables."
As of June 30, 2020 and December 31, 2019, the only Level 3 assets with material unobservable inputs are associated with impaired loans and servicing rights. The table above includes those loans and servicing rights that are impaired and have a carrying balance as of June 30, 2020 and December 31, 2019.
Impaired Loans: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan's collateral. For real estate loans, fair value of the impaired loan's collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically is 10% of the appraised value. For non-real estate collateral loans, the unobservable inputs will vary depending on the credit. The fair value of the impaired loan's collateral may be determined using a third party appraisal, transactional values, discounted cash flows ("DCF"), sales comparisons, asset value, or aging reports, adjusted or discounted. As of June 30, 2020, the fair value of the non-real estate collateral loans was determined primarily based on the DCF method, resulting in a Level 3 fair value classification.
Mortgage Servicing Rights: Fair value of mortgage servicing rights is based on valuation models that calculate the present value of estimated net cash flows based on industry market data. The valuation model incorporates assumptions that market participants would use in estimating future net cash flows resulting in a Level 3 classification.
Financial Instruments Recorded Using Fair Value Option
As of June 30, 2020, the unpaid principal balance of loans held for sale was $58,674 resulting in an unrealized gain of $2,468 included in gains on sale of loans. As of December 31, 2019, the unpaid principal balance of loans held for sale was $42,152, resulting in an unrealized gain of $1,010 included in gains on sale of loans. None of the loans as of June 30, 2020, or December 31, 2019 are 90 days or more past due or on nonaccrual.
The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy at June 30, 2020 and December 31, 2019.

		Fair Value Measurements at June 30, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$236,775	$236,775	$—	$—	$236,775
Certificates of deposit held at other financial institutions	3,506	—	3,506	—	3,506
Securities available for sale	503,877	—	503,877	—	503,877
Loans held for sale	61,142	—	61,142	—	61,142
Net loans	2,756,668	—	—	2,713,013	2,713,013
Other assets	2,269	—	2,269	—	2,269
Accrued interest receivable	18,576	15	3,208	15,353	18,576
Financial liabilities
Deposits	$3,143,259	$2,646,541	$502,722	$—	$3,149,263
Federal Home Loan Bank advances	100,000	—	99,971	—	99,971
Subordinated notes, net	58,961	—	—	60,461	60,461
Other liabilities	18,269	—	18,269	—	18,269
Accrued interest payable	2,711	71	1,953	687	2,711

		Fair Value Measurements at December 31, 2019 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$234,991	$234,991	$—	$—	$234,991
Certificates of deposit held at other financial institutions	3,590	—	3,590	—	3,590
Securities available-for-sale	652,132	—	652,132	—	652,132
Loans held for sale	43,162	—	43,162	—	43,162
Net loans	2,767,008	—	—	2,753,761	2,753,761
Other assets	225	—	225	—	225
Accrued interest receivable	12,362	96	3,775	8,491	12,362
Financial liabilities
Deposits	$3,207,584	$2,458,555	$749,656	$—	$3,208,211
Federal Home Loan Bank advances	155,000	—	155,090	—	155,090
Subordinated notes, net	58,872	—	—	60,922	60,922
Other liabilities	6,619	—	6,619	—	6,619
Accrued interest payable	4,201	154	687	3,360	4,201

There were no foreclosed assets as of June 30, 2020, or December 31, 2019, and accordingly, there were no properties at June 30, 2020 or December 31, 2019 that required write-downs to fair value.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic
Net income available to common shareholders	$10,174	$5,173	$9,026	$8,075
Less: earnings allocated to participating securities	(34)	(41)	(43)	(79)
Net income allocated to common shareholders	$10,140	$5,132	$8,983	$7,996
Weighted average common shares outstanding including participating securities	14,915,317	14,599,407	14,882,426	14,580,370
Less: Participating securities	(50,523)	(117,063)	(70,549)	(143,043)
Average shares	14,864,794	14,482,344	14,811,877	14,437,327
Basic earnings per common share	$0.68	$0.35	$0.61	$0.55

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Diluted
Net income allocated to common shareholders	$10,140	$5,132	$8,983	$7,996
Weighted average common shares outstanding for basic earnings per common share	14,864,794	14,482,344	14,811,877	14,437,327
Add: Dilutive effects of assumed exercises of stock options	175,652	341,777	241,835	376,762
Add: Dilutive effects of assumed restricted stock units	230,968	70,019	220,530	35,203
Average shares and dilutive potential common shares	15,271,414	14,894,140	15,274,242	14,849,292
Dilutive earnings per common share	$0.66	$0.34	$0.59	$0.54
For the three months ended June 30, 2020 and 2019, stock options for 966,571 and 980,099 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2020 and 2019, stock options for 823,528 and 874,279 shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 12—SUBORDINATED DEBT ISSUANCE
The Company’s subordinated notes, net of issuance costs, totaled $58,961 and $58,872 at June 30, 2020 and at December 31, 2019, respectively. For regulatory capital purposes, the subordinated notes are treated as Tier 2 capital, subject to certain limitations, and are included in total regulatory capital when calculating the Company’s total capital to risk weighted assets ratio as indicated in Note 7 of these consolidated financial statements.
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
The issuance costs related to the March 2016 Subordinated Notes amounted to $1,382 and are being amortized as interest expense over the ten-year term of the March 2016 Subordinated Notes. The issuance costs related to the June 2016 Subordinated Notes were $404 and are being amortized as interest expense over the ten-year term of the June 2016 Subordinated Notes. For the six months ended June 30, 2020 and 2019, amortization of issuance costs remained constant at $89.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (All dollar values in this section are in thousands.)

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020, which includes additional information about critical accounting policies and practices and risk factors. Historical results and trends that might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.
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
As of June 30, 2020, we had consolidated total assets of $3,775,741, total loans, including loans held for sale, of $2,855,910, total deposits of $3,143,259 and total equity of $422,063.
Our principal executive office is located at 722 Columbia Avenue, Franklin, Tennessee 37064-2828, and our telephone number is (615) 236-2265. Our website is www.franklinsynergybank.com. The information contained on or accessible from our website does not constitute a part of this report and is not incorporated by reference herein.

Recent Developments:
Merger with FB Financial Corporation
On January 21, 2020, the Company announced a strategic merger with FB Financial Corporation that is expected to close in the third quarter of 2020, with an anticipated closing date of August 15, 2020.
COVID-19 and the CARES Act
The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the temporary, and in some cases permanent, shutting of businesses across the country, significant job loss, and aggressive measures by the government at the federal, state and local levels. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. During the first quarter of 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the pandemic has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. The pandemic and its adverse consequences continued throughout the second quarter of 2020 and will likely present significant economic risks for at least the next several quarters. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

The United States Congress, the President of the United States, and the Federal Reserve have taken a multitude of actions designed to cushion the economic fallout from the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2.2 trillion legislative relief package. The goal of the CARES Act is to limit the impact of a potentially severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and medical providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts, together with the proposed and/or pending legislature and regulatory actions, are expected to have a material impact on our operations. It is not possible to know at this time the full universe or extent of these impacts as of the date this filing, but such impacts could be material and adverse.

Financial position and results of operations

Pertaining to our June 30, 2020 financial condition and results of operations, COVID-19 had an impact on our allowance for loan and lease losses (“ALLL”), and the resulting provision for loan losses was impacted by changes in economic conditions. Should economic conditions worsen, we could experience further increases in our ALLL and record additional provision expense. The execution of the payment deferral program discussed below assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we continue to work with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

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

In an agreement with a third party provider, we sold substantially all of our SBA PPP loan portfolio that were originated and funded during the first and second quarter of 2020. This transaction allowed us to immediately recognize the origination fees paid by the SBA during the second quarter of 2020. We no longer retain the servicing or other risks associated with the administration of this transferred loan portfolio.

Capital and liquidity

As of June 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

Asset valuation

As of June 30, 2020, following a thorough analysis and testing for goodwill impairment, management has determined that our goodwill was not impaired. It is possible that subsequent impacts of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a subsequent goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020 we had goodwill of $18,176, representing approximately 4.3% of equity.

Our processes, controls and business continuity plan

We implemented our business continuity plans in the aftermath of the early March 2020 tornadoes that severely impacted communities across Middle Tennessee and as COVID-19 was declared a global pandemic. Shortly after invoking those plans, we deployed a successful remote working strategy, provided timely communication to employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. Our preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment. These strategies and plans have continued through the second quarter and into the third quarter 2020. Due to the nature of their functions, a portion of our employees continue to operate from physical Company locations, while effectively employing social distancing standards. As of June 30, 2020, more than 50% of the Company’s 309 employees continued to work remotely. As our local communities begin to gradually lift workplace and social distancing restrictions, the Company plans to slowly bring employees back to their physical workplaces, in a conservative and methodical phased approach.

To achieve implementation of the remote working strategy, throughout the duration of the COVID-19 pandemic thus far, we did not incur significant costs to effectively provide for proper equipment to team members who were required to work remotely. We do not anticipate incurring material costs related to our continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date as a result of the pandemic. To prepare for potential staffing shortages resulting from an anticipated peak in COVID-19 cases, we have assessed critical team members and determined that appropriate contingency and succession plans are in place to ensure continued operations. Our COVID-19 Response Team continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. We do not currently face any material resource constraint through the implementation of our business continuity plans.

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

As of June 30, 2020, the Company had 437 loans with outstanding loan balances of $730,696 that were on temporary loan payment deferral, in accordance with the COVID-19 relief provided by the CARES Act. As of July 31, 2020, we had approximately 305 loans with a balance of approximately $478,000 that had returned to regular payment status, and we had approximately 101 loans with a balance of approximately $253,000 that remained on a temporary payment deferral program. In accordance with the interagency guidance issued during the period ended June 30, 2020, these short-term deferrals are not considered TDRs.

Credit

The Company could experience further increases in its required allowance for loan and lease losses and record additional loan loss provision expense should economic conditions worsen. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures (loans held for investment and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of June 30, 2020. Our exposure to the retail industry at June 30, 2020 equated to approximately $253,151, or 9.1% of total loans HFI. Our exposure to the health care industry at June 30, 2020 equated to $345,376, or 12.4% of total loans HFI. We have approximately 8.2% of the loans in the health care industry segment risk rated as substandard or worse. Our exposure to hotels at June 30, 2020 equated to approximately $143,879, or 5.1% of total loans HFI. Our exposure to restaurants at June 30, 2020 equated to approximately $77,636, or 2.8% of total loans HFI. At June 30, 2020, our exposure to the transportation and warehousing industry was $27,236, or 1.0% of total loans HFI. These "at-risk" loan categories as of June 30, 2020 totaled $847,278, or 30.3% of total loans HFI.

Industries	Commercial and industrial	Commercial real estate owner occupied	Commercial real estate non-owner occupied real estate	Total	% of Total Loans HFI
Retail	$5,390	$39,342	$208,419	$253,151	9.1%
Healthcare - Institutional	262,417	—	—	262,417	9.4%
Healthcare - non-Institutional	21,354	10,900	50,705	82,959	3.0%
Total healthcare	283,771	10,900	50,705	345,376	12.4%
Hotels	371	4,293	139,215	143,879	5.1%
Restaurants	5,023	44,153	28,460	77,636	2.8%
Transportation and warehousing	19,558	1,087	6,591	27,236	1.0%
Total	$314,113	$99,775	$433,390	$847,278	30.3%

Risk Rating	Retail	Healthcare - Institutional	Healthcare - Non-Institutional	Total Healthcare	Hotels	Restaurants	Transportation and Warehousing
Pass	95.2%	87.0%	97.9%	89.6%	90.1%	92.0%	93.5%
Management Attention / Watch(1)	1.8%	2.3%	2.1%	2.2%	9.9%	7.0%	6.3%
Special mention	1.6%	—%	—%	—%	—%	0.8%	0.2%
Substandard or worse	1.4%	10.7%	—%	8.2%	—%	0.2%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Assets included in this category are currently protected but potentially weak and require close management attention.

As a part of our continued strategic reduction in non-core assets, we reduced our Institutional loan portfolio from $429,543 at December 31, 2019 to $357,567 at June 30, 2020. Subsequent to June 30, 2020, we sold an additional $10,100 of loans from the Institutional portfolio, with an immaterial sales discount.

Retail operations

We are committed to assisting our customers and communities in this time of need. As of August 3, 2020, the Bank was utilizing all of its fifteen branches per normal operating procedures, except that nine of its fifteen branches were available to customers on a drive-thru basis or by appointment only. Further, we also continue to temporarily reduce, suspend, or eliminate certain fees for customers eligible for relief under regulatory guidance who have been adversely affected, and we have temporarily suspended adverse credit bureau reporting for customers eligible for such relief under applicable regulatory guidelines.

We continue to serve our customers through our branch and drive-thru operations, as well as through the use of our mobile banking operations, all of which are supported by our Customer Call Center, which has operated under extended hours during the pandemic. We have been able to conduct the vast majority of customer business with minimal disruption to date, and our bankers and entire customer service team are proactively and successfully managing the volume of customer requests and issues.

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
Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 of the notes to the consolidated financial statements (unaudited) which begins on page 11. The critical accounting policies require judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Management has established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief summary of the more significant policies.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR” or “TDRs”) and classified as impaired.
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
Goodwill
Due to the estimation process and the potential materiality of the amounts involved, the Company has also identified the accounting for goodwill as an accounting policy critical to our consolidated financial statements. Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a business combination has an indefinite useful life and is not systematically amortized. On at least an annual basis, with the annual evaluation occurring on December 31 of each year, goodwill is evaluated for impairment. The Company has only one reporting unit with $18,176 in goodwill. If the carrying value of a reporting unit were ever to exceed its fair value, the Company would determine whether the implied fair value of the goodwill, using a discounted cash flow analysis, exceeded the carrying value of the goodwill. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess, not to exceed the carrying value of goodwill. Performing such a discounted cash flow analysis would involve the significant use of estimates and assumptions. In our 2019 goodwill impairment evaluation, we concluded that the goodwill was not impaired. Additionally, during the period ended June 30, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. In this analysis, the Company determined that none of its goodwill was impaired as of June 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

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

In accordance with Section 4014 of the CARES Act that was signed into law on March 27, 2020, we deferred implementation of CECL and thus elected to continue to utilize the ILM to calculate loan loss reserves as of June 30, 2020.

The temporary deferral of CECL will remain effective until the earlier of the termination of the national emergency declaration concerning the COVID-19 pandemic or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. We have taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as actively participating in the SBA’s PPP. These conditions significantly impact management’s determination of a reasonable and supportable forecast, an essential requirement in the calculation of expected credit losses under CECL methodology. We believe that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses, and as such, our allowance for loan losses and provision should not be compared to those under a different accounting method (e.g., CECL).

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

We are unable as of the date of this report to provide an estimate of our allowance for loan losses under the CECL model as of June 30, 2020 and the provision for loan losses for the six months then ended.

COMPARISON OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED JUNE 30, 2020 and 2019
(Dollar Amounts in Thousands)
Overview
The Company's net income was $10,182 and $9,034 for the three and six months ended June 30, 2020 compared to net income of $5,181 and $8,083 for the three and six months ended June 30, 2019, an increase of $5,001 quarter-over-quarter and an increase of $951 year-over-year. After earnings attributable to noncontrolling interest, the Company’s net earnings available to common shareholders for the three and six months ended June 30, 2020 was $10,174 and $9,026, respectively, compared to $5,173 and $8,075 for the three and six months ended June 30, 2019, respectively. Net income available to common shareholders increased by $5,001 and $951 for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increase in net income was primarily related to a decrease of $15,762 and $9,802 in interest expense paid when comparing the same three and six month periods.
Net Interest Income Margin (NIM)
Net interest income consists of interest income generated by earning-assets less interest expense paid on interest-bearing liabilities and is the most significant component of our revenues. Net interest income for the three and six months ended June 30, 2020 totaled $29,528 and $56,992, respectively, compared to $27,365 and $54,785 for the same periods in 2019, an increase of $2,163 and $2,207, between the respective periods.
The net interest margin was 3.26% for the three months ended June 30, 2020, a 42 basis point increase quarter-over-quarter, and a 32 basis point increase year-over-year. The current increase was primarily driven by the accelerated loan fees due to the third party PPP loan sale, which contributed 13 basis points to the NIM. Excluding the recognition of $1,491 of PPP loan fees, NIM would have been 3.13%.
Tax-equivalent interest income was $40,314 and $82,458 for the three and six months ended June 30, 2020, when compared to $48,009 and $96,067 for the same periods last year, a decrease of 16.0% and 14.2%. The yield on average interest earning assets, adjusted for tax equivalent yield, decreased 51 and 39 basis points to 4.38% and 4.46% when comparing the three and six months ended June 30, 2020 to the same periods during 2019. For the three and six months ended June 30, 2020, the tax equivalent yield on loans held for investment was 5.10% and 5.15%, compared to 5.61% and 5.61% during the same periods in 2019. The primary driver for the decrease in yields on loans was the decrease in market interest rates when compared to the same periods in the previous year.
Interest-earning assets averaged $3,701,515 and $3,940,266 during the three months ended June 30, 2020 and 2019, respectively, a decrease of $238,751, or 6.1%. Interest-earning assets averaged $3,714,179 and $3,991,961 during the six months ended June 30, 2020 and 2019, respectively, a decrease of $277,782, or 7.0%. These decreases were due to the strategically planned asset rotation and decrease in the total investment securities during 2019 and 2020. Average investment securities decreased $355,218 and $417,465, or decreased 40.3% and 42.1%, and average loans held for investment increased $11,512 and $40,242 or 0.4% and 1.4% when comparing the three and six months ended June 30, 2020 with the same periods in 2019.
Interest-bearing liabilities averaged $2,950,106 and $3,340,033 during the three months ended June 30, 2020 and 2019, respectively, a decrease of $389,927, or 11.7%. Interest-bearing liabilities averaged $3,013,187 and $3,416,223 during the six months ended June 30, 2020 and 2019, respectively, a decrease of $403,036, or 11.8%. Total average money market deposits increased $302,348 and $275,204, respectively, or 29.5% and 27.3%, respectively for the three and six months ended June 30, 2020, as compared to the same periods during 2019.
Average FHLB advances decreased $208,282 and $219,305, or decreases of 59.6% and 61.2%, respectively when comparing the three and six months ended June 30, 2020 with the same periods in 2019 as a result of the organic growth in the loan portfolio. For the three and six months ended June 30, 2020 and 2019, the cost of average interest-bearing liabilities decreased 101 and 74 basis points, respectively to 1.40% from 2.41% comparing three month periods and to 1.63% from 2.37% comparing six month periods.
Total non-interest deposits averaged $455,540, an increase of $142,436, or 45.5%, during the three months ended June 30, 2020, compared to the same period during 2019. Total non-interest deposits averaged $394,712, an increase of $92,512, or 30.6%, during the six months ended June 30, 2020, compared to the same period during 2019.

The tables below summarize average balances, annualized yields and rates, cost of funds, and the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2020 and 2019:
Average Balances—Yields & Rates (7)
(Dollars are in thousands)

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,870,460	$36,401	5.10%	$2,858,948	$40,003	5.61%
Loans held for sale	48,899	290	2.39	23,883	256	4.30
Securities:
Taxable	299,546	1,700	2.28	673,386	4,614	2.75
Tax-exempt(6)	227,039	1,651	2.92	208,417	1,909	3.67
Restricted equity securities	24,675	220	3.59	24,331	350	5.77
Certificates of deposit at other financial institutions	3,445	20	2.33	3,759	22	2.35
Federal funds sold and other(2)	227,451	32	0.06	147,542	855	2.32
TOTAL INTEREST EARNING ASSETS	$3,701,515	$40,314	4.38%	$3,940,266	$48,009	4.89%
Allowance for loan and lease losses	(38,211)			(28,007)
All other assets	205,647			192,843
TOTAL ASSETS	$3,868,951			$4,105,102
LIABILITIES & EQUITY
Deposits:
Interest checking	$800,030	$1,913	0.96%	$816,429	$4,357	2.14%
Money market	1,328,548	3,758	1.14	1,026,200	6,103	2.39
Savings	42,662	29	0.27	38,882	27	0.28
Time deposits	567,477	3,229	2.29	1,036,904	6,192	2.40
Federal Home Loan Bank advances and other (8)	141,333	265	0.75	349,615	2,237	2.57
Federal funds purchased and other(3)	11,124	10	0.36	13,249	90	2.72
Subordinated notes	58,932	1,082	7.38	58,754	1,082	7.39
TOTAL INTEREST BEARING LIABILITIES	$2,950,106	$10,286	1.40%	$3,340,033	$20,088	2.41%
Demand deposits	455,540			313,104
Other liabilities	51,943			63,505
Total equity	411,362			388,460
TOTAL LIABILITIES AND EQUITY	$3,868,951			$4,105,102
NET INTEREST SPREAD(4)			2.98%			2.48%
NET INTEREST INCOME		$30,028			$27,921
NET INTEREST MARGIN(5)			3.26%			2.84%
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
(8)Includes finance lease.

Average Balances—Yields & Rates (7)
(Dollars are in thousands)

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Inc / Exp	Average Yield / Rate	Average Balance	Interest Inc / Exp	Average Yield / Rate
ASSETS:
Loans(1)(6)	$2,852,449	$73,108	5.15%	$2,812,207	$78,241	5.61%
Loans held for sale	42,783	669	3.14%	16,565	371	4.52%
Securities:
Taxable	349,340	4,124	2.37%	795,788	11,008	2.79%
Tax-exempt(6)	224,115	3,523	3.16%	195,132	3,899	4.03%
Restricted equity securities	24,750	382	3.10%	23,213	679	5.90%
Certificates of deposit at other financial institutions	3,435	40	2.34%	3,676	42	2.30%
Federal funds sold and other(2)	217,307	612	0.57%	145,380	1,827	2.53%
TOTAL INTEREST EARNING ASSETS	$3,714,179	$82,458	4.46%	$3,991,961	$96,067	4.85%
Allowance for loan and lease losses	(41,656)			(26,041)
All other assets	201,941			196,446
TOTAL ASSETS	$3,874,464			$4,162,366
LIABILITIES & EQUITY
Deposits:
Interest checking	$838,891	$5,313	1.27%	$836,650	$8,777	2.12%
Money market	1,284,817	8,688	1.36%	1,009,613	12,082	2.41%
Savings	41,359	56	0.27%	39,741	55	0.28%
Time deposits	642,885	7,118	2.23%	1,100,929	12,755	2.34%
Federal Home Loan Bank advances and other (8)	139,325	1,066	1.54%	358,630	4,196	2.36%
Federal funds purchased and other(3)	7,000	24	0.69%	11,929	162	2.74%
Subordinated notes	58,910	2,164	7.39%	58,731	2,164	7.43%
TOTAL INTEREST BEARING LIABILITIES	$3,013,187	$24,429	1.63%	$3,416,223	$40,191	2.37%
Demand deposits	394,712			302,200
Other liabilities	52,625			61,133
Total equity	413,940			382,811
TOTAL LIABILITIES AND EQUITY	$3,874,464			$4,162,367
NET INTEREST SPREAD(4)			2.83%			2.48%
NET INTEREST INCOME		$58,029			$55,876
NET INTEREST MARGIN(5)			3.14%			2.82%
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
(8)Includes finance lease.

Analysis of Changes in Interest Income and Expenses

	Net change three months ended June 30, 2020 versus June 30, 2019
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$166	$(3,768)	$(3,602)
Loans held for sale	267	(233)	34
Securities
Taxable	(2,566)	(348)	(2,914)
Tax-exempt	173	(431)	(258)
Restricted equity securities	5	(136)	(131)
Certificates of deposit at other financial institutions	(2)	—	(2)
Federal funds sold and other	464	(1,286)	(822)
TOTAL INTEREST INCOME	$(1,493)	$(6,202)	$(7,695)
INTEREST EXPENSE
Deposits
Interest checking	$(87)	$(2,357)	$(2,444)
Money market accounts	1,805	(4,150)	(2,345)
Savings	3	(1)	2
Time deposits	(2,812)	(151)	(2,963)
Federal Home Loan Bank advances and other(1)	(1,333)	(639)	(1,972)
Federal funds purchased and other(2)	(14)	(66)	(80)
Subordinated notes	3	(3)	—
TOTAL INTEREST EXPENSE	$(2,435)	$(7,367)	$(9,802)
NET INTEREST INCOME	$942	$1,165	$2,107
(1) Includes finance lease.
(2) Includes repurchase agreements.

	Net change six months ended June 30, 2020 versus June 30, 2019
	Volume	Rate	Net Change
INTEREST INCOME
Loans	$1,120	$(6,253)	$(5,133)
Loans held for sale	587	(289)	298
Securities
Taxable	(6,176)	(708)	(6,884)
Tax-exempt	579	(955)	(376)
Restricted equity securities	45	(342)	(297)
Certificates of deposit at other financial institutions	(3)	1	(2)
Federal funds sold and other	904	(2,119)	(1,215)
TOTAL INTEREST INCOME	$(2,944)	$(10,665)	$(13,609)
INTEREST EXPENSE
Deposits
Interest checking	$24	$(3,488)	$(3,464)
Money market accounts	3,293	(6,687)	(3,394)
Savings	2	(1)	1
Time deposits	(5,307)	(330)	(5,637)
Federal Home Loan Bank advances and other(1)	(2,566)	(564)	(3,130)
Fed funds purchased and other(2)	(67)	(71)	(138)
Subordinated Notes	7	(7)	—
TOTAL INTEREST EXPENSE	$(4,614)	$(11,148)	$(15,762)
NET INTEREST INCOME	$1,670	$483	$2,153
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
The provision for loan losses was $3,195 and $7,031 for the three months ended June 30, 2020 and 2019, respectively, and $16,217 and $12,086 for the six months ended June 30, 2020, and 2019. The loan loss provision of $3,195 recorded for the three months ended June 30, 2020 was mostly due to increased quantitative loss factors, as well as an increase in qualitative risk factors due to COVID-19. When combined with the cumulative $32,000 in loan loss provisions recorded in the fourth quarter of 2019 and the first quarter of 2020, and netted against the cumulative $23,600 in net charge-offs recorded in the fourth quarter of 2019 through the second quarter of 2020, the $3,195 loan loss provision recorded for the second quarter of 2020 resulted in a net ALLL build of approximately $11,600, or an increase of approximately 43.9% since the third quarter of 2019.
Non-Interest Income
Non-interest income for the three and six months ended June 30, 2020 was $10,555 and $16,448 compared to $4,923 and $8,410 for the same periods in 2019, respectively. The $5,632 quarter-over-quarter increase during the second quarter of 2020 and the $8,038 increase during the six months ended June 30, 2020, was primarily the result of strong mortgage banking revenue, driven by a combination of historically low interest rates, strong origination pipelines and team, as well as favorable secondary market execution and pricing during the quarter.

The following is a summary of the components of non-interest income (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2020	2019
Service charges on deposit accounts	$74	$77	$(3)	(3.9)%
Other service charges and fees	1,397	903	494	54.7
Mortgage banking revenue	8,688	2,473	6,215	251.3%
Wealth management	702	673	29	4.3%
Gain on sale or call of securities	166	367	(201)	(54.8)
Net loss on sale of loans	(372)	3	(375)	NM
Net gain on sale of foreclosed assets	5	3	2	66.7
Other	(105)	424	(529)	(124.8)
Total non-interest income	$10,555	$4,923	$5,632	114.4%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2020	2019
Service charges on deposit accounts	$166	$151	$15	9.9%
Other service charges and fees	2,294	1,660	634	38.2
Mortgage banking revenue	11,373	4,145	7,228	174.4
Wealth management	1,516	1,300	216	16.6
Gain on sale or call of securities	1,562	517	1,045	202.1
Net loss on sale of loans	(788)	(214)	(574)	268.2
Net gain on sale of foreclosed assets	7	7	—	—%
Other	318	844	(526)	(62.3)
Total non-interest income	$16,448	$8,410	$8,038	95.6%
Mortgage banking revenue increased $6,215 and $7,228, or 251.3% and 174.4% for the three and six months ended June 30, 2020, compared to the same periods in 2019. The increase was due to the volume of mortgage loans originated, the sales related to those loans and more favorable market rates in 2020, which resulted in favorable fair value adjustments on mortgage derivatives. The Federal Reserve increased rates 100 basis points in 2018 but then decreased rates 75 basis points during the third and fourth quarters of 2019 and then decreased rates by an additional 150 basis points in the first quarter of 2020, resulting in a current target rate range of zero to 25 basis points at the end of June 30, 2020.
Gain (loss) on sale or call of securities decreased $201 for the three months ended June 30, 2020 and increased $1,045 for the six months ended June 30, 2020, when compared with the same periods in 2019. The decrease and increase was due to the Company’s election to sell certain securities to take advantage of the market conditions that existed during that period, at which time, management elected to sell certain of its securities as part of its balance sheet management initiatives.
Net loss on sale of loans was $375 and $574 for the three and six months ended June 30, 2020 compared to the same periods in 2019. The loss for the three and six months ended June 30, 2020 was attributed to sales of the PPP loans to a third party during the second quarter of 2020 and sales of SNC loans during the first quarter of 2020.
Non-Interest Expense
Non-interest expense increased for the three and six months ended June 30, 2020 to $23,976 and $46,397 from $19,370 and $41,986 for the same periods in 2019. The increases were the result of the following components listed in the table below (in thousands):

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2020	2019
Salaries and employee benefits	$14,762	$11,365	$3,397	29.9%
Occupancy and equipment	2,832	3,283	(451)	(13.7)%
FDIC assessment expense	900	660	240	36.4%
Marketing	133	301	(168)	(55.8)%
Professional fees	2,345	1,073	1,272	118.5%
Amortization of core deposit intangible	82	132	(50)	(37.9)%
Other	2,922	2,556	366	14.3%
Total non-interest expense	$23,976	$19,370	$4,606	23.8%

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)
	2020	2019
Salaries and employee benefits	$27,342	$26,108	$1,234	4.7%
Occupancy and equipment	5,918	6,396	(478)	(7.5)
FDIC assessment expense	1,350	1,650	(300)	(18.2)
Marketing	378	620	(242)	(39.0)
Professional fees	5,413	1,996	3,417	171.2
Amortization of core deposit intangible	177	277	(100)	(36.1)
Other	5,819	4,939	880	17.8
Total non-interest expense	$46,397	$41,986	$4,411	10.5%

Salaries and employee benefits increased $3,397, or 29.9%, while professional fees increased $1,272, or 118.5% when comparing the three months ended June 30, 2020 with the same period in 2019. Salaries and employee benefits increased $1,234, or 4.7%, respectively, while professional fees increased $3,417, or 171.2% when comparing the six months ended June 30, 2020 with the same period in 2019. These variations are attributable to employee-related adjustments and professional fees occurring due to our upcoming strategic merger with FB Financial Corporation expected to close in third quarter 2020, with an anticipated closing date of August 15, 2020.
Income Tax Expense
We recognized income tax expense for the three and six months ended June 30, 2020 of $2,730 and $1,792 compared to an income tax expense of $706 and $1,040 for the three and six months ended June 30, 2019. Our quarter-to-date income tax expense for the period ended June 30, 2020 reflects an effective income tax rate of 21.1% which is an increase compared to 12.0% for the same period in 2019. Our year-to-date income tax expense for the period ended June 30, 2020 reflects an effective income tax rate of 16.6% which is an increase compared to 11.4% for the same period in 2019. The primary drivers are from pre-tax income increasing 7,025 and $1,703 compared to the same periods in 2019 as a result of recognizing a decrease in provision for loan losses of 3,836 for the three months ended June 30, 2020 when compared to the same periods in 2019, and recognizing an increase in provision for loan losses of $4,131 for the six months ended June 30, 2020 when compared to the same periods in 2019.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2020 and DECEMBER 31, 2019
(Dollar Amounts in Thousands)
Overview
Our total assets decreased by $120,421, or a 12.4% annualized rate, from December 31, 2019 to June 30, 2020. The decrease in total assets has primarily been the result of the continued balance sheet rotation and optimization strategies and the planned sales of investment securities during the twelve months between June 30, 2020 and June 30, 2019, and a planned offset by organic growth in the loan portfolio.
Loans
Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and therefore generates the largest portion of revenues. For purposes of the discussion in this section, the term “loans” refers to loans, excluding loans held for sale, unless otherwise noted.
The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets. Total loans, net of deferred fees, at June 30, 2020 and December 31, 2019 were $2,794,768 and $2,812,444, respectively, a decrease of $17,676 or a decrease of 2.5% annualized. As a percentage of total assets, total loans, net of deferred fees, at June 30, 2020 and December 31, 2019 were 74.0% and 72.2%, respectively. The decrease in the loans HFI is primarily due to the continued reduction in the Institutional loan portfolio that occurred during the second quarter of 2020.
The table below provides a summary of the loan portfolio composition for the periods noted.

	June 30, 2020		December 31, 2019
Types of Loans	Amount	% of Total Loans	Amount	% of Total Loans
Total loans
Real estate:
Construction and land development	$645,281	23.1%	$591,541	21.0%
Commercial	1,017,429	36.3%	993,912	35.2%
Residential	611,532	21.9%	643,601	22.9%
Commercial and industrial	520,413	18.6%	582,641	20.7%
Consumer and other	3,570	0.1%	4,769	0.2%
Total gross loans	$2,798,225	100.0%	$2,816,464	100.0%
Less: deferred loan fees, net	(3,457)		(4,020)
Total loans, net of deferred loan fees	$2,794,768		$2,812,444
Less: allowance for loan losses	(38,100)		(45,436)
Total loans, net allowance for loan losses	$2,756,668		$2,767,008
Real estate loans comprised 81.3% of the loan portfolio at June 30, 2020. The largest portion of the real estate segments as of June 30, 2020, was commercial real estate loans, which totaled 44.7% of real estate loans. Commercial real estate loans totaled $1,017,429 at June 30, 2020, and comprised 36.3% of the total loan portfolio. The commercial real estate loan classification primarily includes commercial-based mortgage loans that are secured by nonfarm, nonresidential real estate properties and other properties.
Construction and land development loans totaled $645,281 at June 30, 2020, and comprised 28.4% of total real estate loans and 23.1% of the total loan portfolio. Loans in this classification provide financing for the construction and development of residential properties and commercial income properties, multi-family residential development, and land designated for future development. This portfolio has remained steady in absolute dollar terms since 2017, representing a lower corresponding portion of the loan portfolio.
The residential real estate classification primarily includes 1-4 family residential loans which are typically conventional first-lien home mortgages, not including loans held-for-sale in the secondary market, and it also includes home equity lines of credit and other junior lien mortgage loans. Residential real estate loans totaled $611,532 and comprised 26.9% of real estate loans and 21.9% of total loans at June 30, 2020.
Commercial and industrial loans totaled $520,413 at June 30, 2020. Loans in this classification comprised 18.6% of total loans at June 30, 2020. The commercial and industrial classification consists of commercial loans to small-to-medium sized businesses, shared national credits, and commercial healthcare loans.
This net loan decline for the second quarter of 2020 was driven partly by the $5,924 linked-quarter reduction in the SNC portfolio to a balance of $99,602, representing a 56.9% year-over-year and 22.6% annualized linked-quarter decrease. This is the lowest SNC balance held by the Company during the last six quarters, representing 3.6% of loans HFI, which is almost half of the Company’s concentration of 9.3% of loans HFI at the peak of the SNC portfolio at December 31, 2018. Non-SNC loan decline in the second quarter was $11,752, representing an annualized decline of 1.7% from the first quarter of 2020 and is primarily due to the second quarter continued Institutional loan portfolio reduction. At June 30, 2020, the Company estimates approximately $294,290, or approximately 41%, of the $727,036 unused lines of credit are available to be drawn by customers without further approval by the Bank.
The tables below provide a summary of the Institutional loan portfolio for the periods noted:

Corporate and Healthcare portfolios(1)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	QoQ Change*	YoY Change
Corporate	$95,150	$102,370	$139,840	$133,386	$170,125	(28.4%)	(44.1%)
Portion SNC	34,912	36,011	59,339	58,544	112,756	(12.3%)	(69.0%)
Portion not SNC	60,238	66,359	80,501	74,842	57,369	(37.1%)	5.0%
Healthcare	262,417	306,343	289,703	273,106	329,818	(57.7%)	(20.4%)
SNC	64,690	69,515	77,319	85,932	118,460	(27.9%)	(45.4%)
Non-SNC	197,727	236,828	212,384	187,174	211,358	(66.4%)	(6.4%)
Total Institutional	$357,567	$408,713	$429,543	$406,492	$499,943	(50.3%)	(28.5%)
Commercial and industrial(1)	519,040	579,751	580,696	576,018	666,025	(42.1%)	(22.1%)
Percent of Institutional within commercial and industrial	69%	70%	74%	71%	75%
Total SNC	$99,602	$105,526	$136,658	$144,476	$231,216	(22.6%)	(56.9%)
Percent of total loans HFI	3.6%	3.7%	4.9%	5.2%	8.0%
*Annualized
(1) Loan balances are net of deferred loan fees and costs.

Institutional loans asset quality	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Corporate loans	$95,150	$102,370	$139,840	$133,386	$170,125
Loans classified as criticized or worse	—		17,608	17,598	—
Loans criticized or worse as % of corporate loans	—%	—%	12.6%	13.2%	—%
Loans requiring specific reserve	$—	$—	$17,608	$—	$—
Specific reserve	—	—	13,894	—	—
Specific reserve as % impaired corporate loans	—%	—%	78.9%	—%	—%
Net (charge-offs) recoveries	$1,586	$(20,428)	$—	$—	$—

Healthcare loans	$262,417	$306,343	$289,703	$273,106	$329,818
Loans classified as criticized or worse	28,209	33,735	21,517	21,554	20,699
Loans criticized or worse as a % of healthcare loans	10.7%	11.0%	7.4%	7.9%	6.3%
Loans requiring specific reserve	$1,339	$6,592	$6,667	$—	$2,193
Specific reserve	1,339	6,544	6,667	—	2,193
Specific reserve as % of impaired healthcare loans	100.0%	99.3%	—%	—%	100.0%
Net (charge-offs) recoveries	$(3,566)	$—	$—	$(1,691)	$(7,563)

Total Institutional	$357,567	$408,713	$429,543	$406,492	$499,943

The repayment of loans is a source of additional liquidity for the Company. The following table sets forth the loans maturing within specific intervals at June 30, 2020, excluding net unearned fees and costs.
Loan Maturity Schedule

	June 30, 2020
	One year or less	Over one year to five years	Over five years	Total
Real estate:
Construction and land development	$276,339	$199,263	$169,679	$645,281
Commercial	46,066	303,813	667,550	1,017,429
Residential	30,604	158,439	422,489	611,532
Commercial and industrial	103,934	337,695	78,784	520,413
Consumer and other	1,772	1,576	222	3,570
Total	$458,715	$1,000,786	$1,338,724	$2,798,225
Fixed interest rate	$140,884	$442,891	$451,154	$1,034,929
Variable interest rate	317,831	557,895	887,570	1,763,296
Total	$458,715	$1,000,786	$1,338,724	$2,798,225
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
In the table below, the components, as discussed above, of the ALLL are shown at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019			Increase (Decrease)
	HFI Loan Balance(1)	ALLL Balance	ALLL to % Total Loans HFI	HFI Loan Balance(1)	ALLL Balance	ALLL to % Total Loans HFI	Loan Balance	ALLL Balance
Non impaired loans	$2,724,103	$36,501	1.34%	$2,730,684	$24,588	0.90%	$(6,581)	$11,913	44 bps
Acquired loans (2)	47,053	71	0.15%	58,745	77	0.13%	(11,692)	(6)	2 bps
Impaired loans	27,069	1,528	5.64%	27,035	20,771	76.83%	34	(19,243)	(7,119) bps
Total loans	$2,798,225	$38,100	1.36%	$2,816,464	$45,436	1.61%	$(18,239)	$(7,336)	(25) bps
(1) HFI loan balance is before net deferred loan fees and costs.
(2) Acquired loans are performing loans recorded at estimated fair value at the acquisition date. Based on the analysis performed by management as of June 30, 2020, $71 in ALLL was recorded at June 30, 2020 related to the loans acquired.

At June 30, 2020, the ALLL was $38,100, compared to $45,436 at December 31, 2019. The ALLL as a percentage of total loans HFI was 1.36% at June 30, 2020 and 1.61% at December 31, 2019. As of June 30, 2020, the Company’s total non-performing assets ("NPAs") were 0.65% of assets, or $24,433, a decrease of approximately $3,256 from December 31, 2019. The NPA/ALLL coverage ratio was 1.56 at June 30, 2020, a decrease of 8 basis points from the 1.64 coverage present at December 31, 2019. Criticized and Classified Assets were $50,683 at June 30, 2020, representing 1.81% of loans HFI, consistent with 1.86% of loans HFI at December 31, 2019.

Potential problem loans, which are not included in nonperforming assets, amounted to $17,914, or 0.64% of total loans held for investment at June 30, 2020, compared to $22,228, or 0.79% of total loans held for investment at December 31, 2019. Potential problem loans represent those loans where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is for substandard loans, which are still accruing interest and excluding the impact of substandard nonaccrual loans. The Company also monitors the aging of loans less than 90 days past due and the loans that have been deferred under the Company's COVID-19 related payment deferral program as reported in Notes 1 and 3 in the Condensed Notes to Interim Consolidated Financial Statements.

The table below sets forth the activity in the ALLL for the periods presented.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning balance	$45,436	$23,451
Loans charged-off:
Residential real estate	8	15
Commercial & industrial	25,664	8,131
Consumer & other	24	99
Total loans charged-off	25,696	8,245
Recoveries on loans previously charged-off:
Residential real estate	1	15
Commercial & industrial	2,130	71
Consumer & other	12	65
Total loan recoveries	2,143	151
Net charge-offs	(23,553)	(8,094)
Provision for loan losses charged to expense	16,217	12,086
Total allowance at end of period	$38,100	$27,443
Total loans, gross, at end of period(1)	$2,798,225	$2,884,510
Average gross loans(1)	$2,856,722	$2,811,954
Allowance to total loans	1.36%	0.95%
Net charge-offs (recoveries) to average loans, annualized	1.66%	0.58%
(1)Loan balances exclude loans held for sale

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table summarizes the allocation of ALLL by loan category and loans in each category as a percentage of total loans, for the periods presented.

	June 30, 2020		December 31, 2019
	Amount	% of Loan Segment to Total Loans	Amount	% of Loan Segment to Total Loans
Real estate loans:
Construction and land development	$6,519	23.1%	$4,847	21.0%
Commercial	9,558	36.3	8,113	35.3
Residential	4,479	22.0	4,462	22.8
Total real estate	$20,556	81.3	$17,422	79.1
Commercial and industrial	16,677	18.6	27,957	20.7
Consumer and other	867	0.1	57	0.2
	$38,100	100.0%	$45,436	100.0%
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
The primary component of non-performing loans is non-accrual loans, which as of June 30, 2020 totaled $24,433. At June 30, 2020, there were no loans past due greater than 90 days and still accruing interest which is the other component of non-

performing loans. Loans past due greater than 90 days are placed on non-accrual status, unless they are both well-secured and in the process of collection.
The table below summarizes non-performing loans and assets for the periods presented.

	June 30, 2020	December 31, 2019
Non-accrual loans	$24,433	$27,035
Past due loans 90 days or more and still accruing interest	—	654
Total non-performing loans	$24,433	$27,689
Foreclosed real estate and repossessed assets	—	—
Total non-performing assets	$24,433	$27,689
Total non-performing loans as a percentage of total loans	0.87%	0.98%
Total non-performing assets as a percentage of total assets	0.65%	0.71%
Allowance for loan losses as a percentage of non-performing loans	156%	164%

As of June 30, 2020, there were 29 loans on non-accrual status. The amount and number are further delineated by loan segment and number of loans in the table below.

	Total Amount	Percentage of Total Non-Accrual Loans	Number of Non-Accrual Loans
Commercial real estate	$5,760	23.6%	2
Residential real estate	3,480	14.2	9
Commercial & industrial	15,193	62.2	18
Total non-accrual loans	$24,433	100.0%	29
Investment Securities and Other Earning Assets
The investment securities portfolio is intended to provide the Company with adequate liquidity and a source of stable income. The portfolio is structured with minimal credit exposure to the Company and consists of securities classified as AFS. All AFS securities are carried at fair value and may be used for liquidity purposes should management deem it to be in the Company’s best interest. Securities AFS, consisting primarily of mortgage-backed securities, totaled $503,877 at June 30, 2020, compared to $652,132 at December 31, 2019, a decrease of $148,255, or 22.7%. The decrease in AFS securities was primarily attributed to security sales during the six months ended June 30, 2020.
There were no HTM securities at June 30, 2020, or December 31, 2019.
The Company also had other investments of $24,110 and $24,802 at June 30, 2020 and December 31, 2019, respectively, primarily consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank required as members of the Federal Reserve Bank System (“FRB”) and the Federal Home Loan Bank System (“FHLB”). The FHLB and FRB investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost.
Bank Premises and Equipment
Bank premises and equipment totaled $47,305 at June 30, 2020 compared to $12,141 at December 31, 2019, an increase of $35,164, due to the purchase of the properties at Columbia Avenue and 120 9th Avenue locations in Franklin, Tennessee, therefore ending the lease agreements by the Company on February 5, 2020. In May 2020, the Company was notified that the landlord of an office space located in Williamson County had sold the property, therefore, terminating the lease. One branch in Williamson County, Tennessee plans to relocate to another leased facility within the same general area.
Deposits
At June 30, 2020, total deposits were $3,143,259, a decrease of $64,325, or 8.1% annualized, compared to $3,207,584 at December 31, 2019. Included in the Company’s funding strategy are brokered deposits, public funds deposits and reciprocal deposits. Total brokered deposits decreased $225,782, or 143.6% annualized, to $406,459 at June 30, 2020, when compared with $632,241 at December 31, 2019, which reflects the Company’s strategy to reduce its dependence on non-core funding. Public funds deposits decreased $157,218, or 163.4% annualized, to $229,685 at June 30, 2020 when compared with $386,903 at December 31, 2019 due to the Company’s strategy to redirect some of the Company’s local government customers into the reciprocal account relationships, thereby decreasing the Company’s requirements to collateralize those public funds deposits. As a result, reciprocal deposits increased $96,434, or 80.5% annualized, to $578,175 at June 30, 2020, compared to $481,741 at December 31, 2019.
Time deposits, excluding brokered deposits and public funds, as of June 30, 2020, were $379,879, compared to $399,258 as of December 31, 2019, a decrease of $19,379, or 19.5% annualized.
The following table shows time deposits in denominations of $100 or more based on time remaining until maturity:

June 30, 2020
Three months or less	$729
Three through six months	31,525
Six through twelve months	57,874
Over twelve months	179,150
Total	$269,278

Federal Funds Purchased and Repurchase Agreements
The Company had no federal funds purchased from correspondent banks or repurchase agreements as of June 30, 2020, and December 31, 2019.
Federal Home Loan Bank Advances
The Company has established a line of credit with the FHLB of Cincinnati which is secured by a blanket pledge of 1-4 family residential mortgages and home equity lines of credit. At June 30, 2020 and at December 31, 2019 advances totaled $100,000 and $155,000, respectively, and the scheduled maturities and interest rates of these advances were as follows:

Scheduled Maturities	Amount	Weighted Average Rates
2020	$100,000	0.30%
Subordinated Notes
At June 30, 2020, the Company’s subordinated notes, net of issuance costs, totaled $58,961 compared with $58,872 at December 31, 2019. For more information related to the subordinated notes and the related issuance costs, please see Note 12 of the consolidated financial statements.
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
Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, payments of principal and interest as well as sales of investments classified as AFS, and sales of brokered deposits. As of June 30, 2020, $503,877 of the investment securities portfolio was classified as AFS and is reported at fair value on the consolidated balance sheet. Approximately $283,970 of the total $503,877 investment securities portfolio on hand at June 30, 2020 was pledged to secure public deposits and repurchase agreements. Other funding sources available include repurchase agreements, federal funds purchased, and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.
Equity
As of June 30, 2020, the Company’s equity was $422,063, as compared with $410,426 as of December 31, 2019. The $11,637 increase in equity was mainly driven by the Company's net income of $10,174 in the three months ended June 30, 2020.
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
Off Balance Sheet Arrangements
The Company generally does not have any off-balance sheet arrangements other than unused lines of credit, outstanding standby letters of credit, and outstanding mortgage loan commitments to customers in the ordinary course of business. At June 30, 2020, the Company had unused lines of credit of $727,036, outstanding standby letters of credit of $95,517, and outstanding mortgage loan commitments of $136,235.
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

The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of or for the Three Months Ended
(Amounts in thousands, except share/per share data and percentages)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Total shareholders’ equity	$421,970	$408,755	$410,333	$408,168	$393,516
Less: Preferred stock	—	—	—	—	—
Total common equity	$421,970	$408,755	$410,333	$408,168	$393,516
Common shares outstanding	14,937,776	14,859,704	14,821,594	14,636,484	14,628,287
Book value per share	$28.25	$27.51	$27.68	$27.89	$26.90
Total common equity	$421,970	$408,755	$410,333	$408,168	$393,516
Less: Goodwill and other intangible assets	18,469	18,555	18,652	18,763	18,885
Tangible common equity	$403,501	$390,200	$391,681	$389,405	$374,631
Common shares outstanding	14,937,776	14,859,704	14,821,591	14,636,484	14,628,287
Tangible book value per share	$27.01	$26.26	$26.43	$26.61	$25.61
Average total common equity	$411,362	$416,518	$414,251	$399,096	$388,460
Less: Average Preferred stock	—	—	—	—	—
Less: Average Goodwill and other intangible assets	18,576	18,615	18,809	18,763	18,971
Average tangible common shareholders’ equity	$392,786	$397,903	$395,442	$380,333	$369,489
Net income available to common shareholders	9,026	(1,148)	(4,592)	11,324	5,173
Average tangible common equity	392,786	397,903	395,442	380,333	369,489
Return on average tangible common equity(1)	9.2%	(1.2)%	(4.6)%	11.8%	5.6%
Efficiency Ratio:
Net interest income	$29,528	$27,464	$28,113	$28,262	$27,365
Noninterest income	10,555	5,893	4,573	4,793	4,923
Operating revenue	$40,083	$33,357	$32,686	$33,055	$32,288
Expense
Total noninterest expense	$23,976	$22,421	$21,279	$18,614	$19,370
Efficiency ratio(2)	59.8%	67.2%	65.1%	56.3%	60.0%
(1)Annualized
(2)Efficiency ratio (GAAP) is calculated by dividing reported noninterest expense by reported total revenue

FRANKLIN FINANCIAL NETWORK, INC.
SUMMARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
(Amounts in thousands, except per share data and percentages)

	As of and for the three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Income Statement Data:
Interest income	$39,814	$41,607	$43,185	$46,531	$47,453
Interest expense	10,286	14,143	15,072	18,269	20,088
Net interest income	29,528	27,464	28,113	28,262	27,365
Provision for loan losses	3,195	13,022	18,961	1,000	7,031
Noninterest income	10,555	5,893	4,573	4,793	4,923
Noninterest expense	23,976	22,421	21,279	18,614	19,370
Net income (loss) before taxes	12,912	(2,086)	(7,554)	13,441	5,887
Income tax (benefit) expense	2,730	(938)	(2,970)	2,117	706
Net income (loss)	10,182	(1,148)	(4,584)	11,324	5,181
Pre-tax pre-provision profit	16,107	10,936	11,407	14,441	12,918
Earnings before interest and taxes	23,198	12,057	7,518	31,710	25,975
Net income (loss) available to common shareholders	10,182	(1,148)	(4,592)	11,324	5,173
Weighted average diluted common shares	15,271,414	14,758,960	14,633,399	14,991,363	14,894,140
Earnings per share, basic	0.68	(0.08)	(0.31)	0.77	0.35
Earnings per share, diluted	0.66	(0.08)	(0.31)	0.75	0.34
Dividend per share	0.06	0.06	0.06	0.04	0.04
Profitability (%)
Return on average assets	1.06%	(0.12)%	(0.48)%	1.12%	0.51%
Return on average equity	9.9%	(1.1)%	(4.4)%	11.3%	5.3%
Return on average tangible common equity(3)	9.2%	(1.2)%	(4.6)%	11.8%	5.6%
Efficiency ratio	59.8%	67.2%	65.1%	56.3%	60.0%
Net interest margin(1)	3.3%	3.0%	2.8%	3.0%	2.8%
Balance Sheet Data ($):
Loans (including HFS)	$2,855,910	$2,898,450	$2,855,606	$2,852,803	$2,907,526
Loan loss reserve	38,100	38,403	45,436	26,474	27,443
Cash	236,775	173,482	234,991	178,747	150,721
Securities	503,877	543,225	652,132	612,371	834,095
Goodwill	18,176	18,176	18,176	18,176	18,176
Intangible assets (Sum of core deposit intangible and SBA servicing rights)	293	379	476	587	709
Assets	3,775,741	3,791,601	3,896,162	3,818,324	4,071,971
Deposits	3,143,259	3,137,471	3,207,584	3,061,950	3,146,645
Liabilities	3,353,678	3,382,753	3,485,736	3,410,063	3,678,362
Total shareholders' equity	421,970	408,755	410,333	408,168	393,516
Total equity	422,063	408,848	410,426	408,261	393,609
Tangible common equity(3)	403,501	390,200	391,681	374,631	374,631
Asset Quality (%)
Nonperforming loans/ total loans(2)	0.87%	0.96%	0.98%	0.11%	0.16%
Nonperforming assets / (total loans(2) and foreclosed assets)	0.87%	0.96%	0.98%	0.11%	0.16%
Loan loss reserve / total loans(2)	1.36%	1.34%	1.61%	0.95%	0.95%
Net charge-offs (recoveries) / average loans HFI(4)	1.66%	2.84%	0.00%	0.27%	1.04%
Capital (%)
Tangible common equity to tangible assets(3)	10.7%	10.3%	10.1%	10.2%	9.2%
Leverage ratio	10.4%	10.3%	10.3%	9.8%	9.2%

Common Equity Tier 1 ratio	12.5%	11.9%	11.9%	12.0%	11.2%
Tier 1 risk-based capital ratio	12.5%	11.9%	11.9%	12.0%	11.2%
Total risk-based capital ratio	15.5%	15.0%	15.0%	14.7%	13.7%
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
Management believes interest rate risk is best measured by earnings simulation modeling. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, 300 and 400 basis points or decreasing 100 and 200 basis points. All rates are increased or decreased parallel to the change in prime rate. As a result of the simulation, over a 12-month time period ended June 30, 2020, net interest income was estimated to decrease 1.73% and 1.82% if rates were to increase 100 basis points and 200 basis points, respectively, and was estimated to increase 1.93% and decrease 4.10% in a 100 basis points and 200 basis points declining rate assumption, respectively. These results are in line with the Company’s guidelines for rate sensitivity.
The following chart reflects the Company’s sensitivity to changes in interest rates as indicated as of June 30, 2020.

Projected Interest Rate Change	Net Interest Income $	Net Interest Income $ Change from Base	% Change from Base
-200	122,643	(5,243)	(4.10)%
-100	130,359	2,473	1.93%
Base	127,886	—	—%
+100	125,670	(2,216)	(1.73)%
+200	125,553	(2,333)	(1.82)%
+300	126,314	(1,572)	(1.23)%
+400	127,233	(653)	(0.51)%
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

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, due to the ongoing efforts to remediate the material weakness in its internal control over financial reporting identified in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as described in more detail below, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The pandemic has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•credit losses resulting from financial stress being experienced by our borrowers as a result of the pandemic and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
•declines in collateral values;
•decreased demand for our products and services;
•third party disruptions, including outages at network providers and other suppliers;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

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

The extent to which the coronavirus pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Subsequent legislation was enacted to authorize an additional $310 billion in PPP loans.

In the first and second quarters of 2020, the Company originated and funded PPP loans. In an agreement with a third party provider, the Company sold substantially all of its PPP loan portfolio.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Unregistered Sales of Equity Securities. None.
(b)Use of Proceeds. Not applicable.
(c)Repurchase of Equity Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1†	Severance Agreement and General Release, dated as of April 2, 2020, by and between Franklin Synergy Bank and Lisa Fletcher.

10.2	Commencement Agreement, by and between Nolensville Real Estate Partners, LLC and Franklin Synergy Bank, dated April 10, 2020.

10.3	Cancellation of Lease at 231 South Royal Oaks, by and between Franklin Synergy Bank and South Royal Oaks Partners, LLC, dated May 5, 2020.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS*	XBRL Instance Document.-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN FINANCIAL NETWORK, INC.

August 7, 2020	By:	/s/ Christopher J. Black
Christopher J. Black Executive Vice President and Chief Financial Officer
On behalf of the registrant and as Chief Financial Officer (Principal Financial Officer)